Form 10-K
period 2021-12-31
Federal Home Loan Bank of San Francisco
filed 2022-03-04
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2021, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $2,272 million. At February 28, 2022, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 21,080,505.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2021 Annual Report on Form 10-K

PART I

ITEM 1.    BUSINESS
At the Federal Home Loan Bank of San Francisco (Bank, we, our, us), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity and interest rate risk so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.
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
We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s capital stock requirement is generally based on its use of our products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Our capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.
Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have their principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in asset size from $12 million to $208 billion.
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
As of December 31, 2021, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	138	$1,024	54	$10,306
Savings institutions	9	84	5	540
Credit unions	153	838	44	4,807
Industrial loan companies	2	1	2	26
Insurance companies	22	107	4	942
Community development financial institutions	7	7	7	113
Total member institutions	331	2,061	116	16,734
Housing associates eligible to borrow	2	—	—	—
Other nonmember institutions(1)	3	3	2	124
Total	336	$2,064	118	$16,858
(1)    Nonmember institutions may be former members or may have acquired the advances and capital stock of a former member. Capital stock held by nonmember shareholders is classified as mandatorily redeemable capital stock, a liability. Nonmember shareholders with advances outstanding are required to meet our applicable credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity. Nonmembers (including former members and member successors) are not eligible to borrow new advances or renew existing advances as they mature.
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
Our Business Model
Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members through their investment in our capital stock, maintaining safety and soundness.
We require our members to purchase our capital stock to support their activities with the Bank. We leverage this capital stock and our retained earnings by using our GSE status to borrow funds in the capital markets at relatively favorable rates. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.
We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times regulatory capital, which is composed of retained earnings and capital stock, including mandatorily redeemable capital stock. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these MBS investments and mortgage loans provide us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk. We consider the Finance Agency’s core mission achievement guidance when making investment decisions. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which is calculated as the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations less the average par balance of our U.S. Treasury security obligations with a maturity no greater than ten years. The Finance Agency’s expectation is that each FHLBank’s core mission asset ratio is at least 70% or higher. Our core mission asset ratio was 64.4% and 70.7% for the years ended December 31, 2021 and 2020, respectively. As we target meeting the core mission asset ratio of 70%, we may be limited in the purchase of new MBS.
Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their borrowings, and it contracts when we repurchase excess capital stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Information regarding our dividends and the repurchase of excess capital stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
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
•amortizing advances; and
•advances with full prepayment symmetry. (Full prepayment symmetry is a product feature under which we may charge a prepayment fee or pay a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)
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
Investments. We invest in high-quality investments to facilitate our role as a cost-effective provider of credit and liquidity to members and to enhance our earnings. We have adopted credit policies and exposure limits for investments that support liquidity and diversification of risk. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limit policies for members and nonmembers. When we execute investments with members, we may give consideration to their secured credit availability with the Bank and our advances price levels.
We may invest in short-term unsecured interest-bearing deposits, Federal funds sold, negotiable certificates of deposit, and commercial paper. We may also invest in U.S. Treasury obligations as well as short-term secured transactions, such as U.S. Treasury resale agreements.
In addition, our investments include agency residential MBS, which are guaranteed through the direct obligation of, or are supported by, the U.S. government, and PLRMBS. Some of these PLRMBS were issued by or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. We have not purchased any PLRMBS since the first quarter of 2008.
Additional information about our investments is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 4 – Investments.”
Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, we purchased from members, for our own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, we facilitated the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sold loans under the MPF Xtra product, the loans were sold to a third-party investor and were not recorded on our Statements of Condition. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) On December 17, 2020, we announced that we would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from our members. On March 31, 2021, we closed all remaining open commitments to purchase mortgage loans for our own portfolio under the MPF Original product, and by June 30, 2021, we no longer facilitated the purchase of mortgage loans under the MPF Xtra product.

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of our current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.2 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 145,500 housing units.
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
We allocate the remainder of our annual AHP subsidy, up to 35%, to our homeownership set-aside programs. Under these programs, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our board of directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training, or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2021, we awarded $1.5 million in AHEAD Program grants, and since 2004, we have awarded $20.5 million in AHEAD program grants.
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
Funding Sources
We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and through the date of this report, we do not believe that it is probable that we will be asked to do so.
Our status as a GSE is critical to maintaining access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2021, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2021, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital markets opportunities. The authority of the Office of Finance to redirect, limit, or prohibit our requests for issuance of consolidated obligations has never adversely affected our ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on developments in the capital markets, and prepares the FHLBanks’ quarterly and annual combined financial reports. In addition, it administers the Resolution Funding Corporation, established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions.
Consolidated Obligation Bonds. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use the Secured Overnight Financing Rate for interest rate resets. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which we are the primary obligor, we simultaneously enter into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond. Typically, the maturities of consolidated obligation bonds range from 6 months to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.
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
Segment Information
We use an analysis of our financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives” in other income/(loss), excludes interest income and expense associated with changes in fair value from fair value hedges that are recorded in the same line as the earning effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into our overall assessment of financial performance.
The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activity in this segment and the cost of funding those activities, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to our capital stock and retained earnings.
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
Use of Interest Rate Exchange Agreements
We use interest rate exchange agreements, also known as derivatives, in the ordinary course of business as part of our risk management and funding strategies to reduce interest rate risk and lower funding costs. The types of derivatives we use include interest rate swaps and interest rate cap and floor agreements.
The regulations governing the operations of the FHLBanks and our Risk Management Policy establish standards and guidelines for our use of derivatives. These standards and guidelines prohibit trading in derivatives for profit and any other speculative purposes and limit the amount of credit risk allowable from derivative counterparties.
We primarily use derivatives to manage our exposure to market risk from changes in interest rates. The goal of our market risk management strategy is not to eliminate market risk, but to manage it within appropriate limits that are consistent with the financial strategies approved by the board of directors. One key way we manage market risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated derivatives, are generally matched with respect to the expected repricing of the assets and the liabilities. We may also use derivatives to adjust the effective repricing frequency or option characteristics embedded in certain financial instruments (such as advances and consolidated obligations) to achieve our risk management objectives.
We measure our market risk at the total Bank level, as well as on a portfolio basis, taking into account all financial instruments. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures. Our low market risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.
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
Our capital plan has been amended over time to accommodate changes in our business model and financial strategies. The capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source. With the approval of our board of directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our board of directors and the Finance Agency.

Our capital stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member’s capital stock will be redeemed by the Bank upon five years’ notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess capital stock from members.
Dividends and Retained Earnings. Our Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes our capital management principles and objectives, as well as its policies and practices with respect to retained earnings, dividend payments, and the repurchase of excess capital stock.
As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by our board of directors. The board of directors may amend the Framework from time to time. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of our board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. Our historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. Our dividend policy may be revised or eliminated in the future, and there can be no assurance as to future dividends.
In accordance with the Framework, we retain certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period, and maintain an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. We may be restricted from paying dividends if the Bank is not in compliance with any of our minimum capital requirements or if payment would cause the Bank to fail to meet any of our minimum capital requirements. In addition, we may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if we fail to satisfy certain liquidity requirements under applicable regulations. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”
Our Risk Management Policy limits the payment of dividends based on the ratio of our estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, we would be restricted from paying a dividend. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”
Retained Earnings – Our Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to our required retained earnings as described in the Framework. As determined using our methodology, the required level of total retained earnings had ranged from $1.5 billion to $2.9 billion during 2020 and 2021. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2022, the required level of retained earnings was increased from $1.5 billion to $1.7 billion. We satisfy our retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. Our retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, we ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of our restricted retained earnings minimum (i.e., 1% of our total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the board of directors declare and pay any dividend. A decision by the board of directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by our capital plan.
Competition
Demand for our advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail and brokered deposits. We also compete with our members' other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, and other FHLBanks for members with affiliated institutions that are members of other FHLBanks.
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
Our capital stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g)(1) of the Securities Exchange Act of 1934 (1934 Act) and, as a result, we are required to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other SEC requirements.
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
The U.S. Commodity Futures Trading Commission (CFTC) has been given regulatory authority over derivative transactions pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the FHLBanks are subject to the rules promulgated by the CFTC with respect to their derivatives activities. These rules affect all aspects of our derivatives activities by establishing requirements relating to derivatives recordkeeping and reporting, clearing, execution, and margining of uncleared derivative transactions.
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
Human Capital Resources
Our human capital significantly contributes to the Bank’s success in achieving strategic business objectives. In managing our human capital, we focus on our workforce profile and the various programs and philosophies described below.
Workforce Profile – Our workforce is primarily comprised of corporate employees, with our principal operations centralized in one location. As of December 31, 2021, we had 297 employees. As of December 31, 2021, approximately 43.8% of our workforce identify as female, 55.9% identify as male, and 0.3% declined to state a gender. Approximately 66.3% of our workforce identify as an ethnic minority, and 1.0% declined to state an ethnicity. As of December 31, 2021, the average tenure of our employees was 8.4 years. Our overall turnover rate for 2021 was 13.1%. We strive to both develop talent within the organization and to supplement our talent pool with external hires. We believe that developing internal talent results in institutional strength and continuity and promotes engagement and commitment among our employees, which advances and broadens the overall success of the organization. Attracting new talent contributes to fresh perspectives, new ideas, continuous improvement, and our goal of supporting a diverse and inclusive workforce. There are no collective bargaining agreements with our employees.
Total Rewards – To achieve our strategic business initiatives and enhance business performance, we seek to attract, develop, and retain talented employees. We accomplish this through a combination of development programs and benefits, and by recognizing and rewarding performance. Specifically, our programs include:
•Cash compensation that includes a competitive base salary and performance-based incentives;
•Benefits:

◦Health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plan with employer match, pension benefits, healthcare concierge;
◦Wellness program, including a wellness reimbursement, employee assistance program, and interactive education sessions;
◦Time away from work, including time off for vacation, illness, federal holidays, and volunteer opportunities;
•Culture: includes employee resource groups, various cultural diversity, equity, and inclusion initiatives, and a mentorship program;
•Work/Life balance: includes paid salary continuation for short-term disability, parental, military, and bereavement leave, and jury duty;
•Development programs and training: leadership development, competency knowledge center learning modules, tuition reimbursement program, internal and external educational and development opportunities, relevant to employees’ job responsibilities; and
•Management succession planning: our board of directors and leadership actively engage in management succession planning, with a review of our senior management team at least annually.
Our performance management framework includes goal setting and an annual performance review process. Overall annual ratings are calibrated across the leadership team, with base salary and incentive recommendations differentiated based upon employee contributions and overall performance.
We are committed to the health, safety, and wellness of our employees. In response to the COVID-19 pandemic, we have implemented significant changes to our operating environment, safety protocols, and procedures that we determined were in the best interest of our employees and members, and in compliance with government regulations. This includes ensuring all employees are able to work remotely when needed and implementing additional safety measures for employees to perform critical on-site work.
Diversity, Equity, and Inclusion Program – Diversity, Equity, and Inclusion (DEI) is a strategic business priority for the Bank. Our Chief Diversity Officer is a member of the senior management team, reports to the President and Chief Executive Officer, and serves as a liaison to the board of directors. We recognize that diversity increases our capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI Strategic Plan that includes quantifiable metrics to measure its success, and we report regularly on these metrics to management and the board of directors. Additionally, we offer a range of opportunities for our employees to connect and grow personally and professionally through our Enterprise Diversity Committee, Workforce DEI Plan, and employee resource groups. We consider learning an important component of our DEI Strategic Plan and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual performance management process.
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

ITEM 1A.    RISK FACTORS
The following discussion summarizes certain of the risks and uncertainties that the Federal Home Loan Bank of San Francisco (Bank, we, our, us) faces. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations or limit our ability to fund advances, pay dividends, or redeem or repurchase capital stock.
Market, Financial, and Economic Risks
Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect our operations, business activities, results of operations, and financial condition.
Natural disasters, widespread public health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. While it is difficult to predict the future demand for advances, advances may remain at reduced levels or decline further if the level of liquidity in the financial markets and deposit levels at members remain elevated or if another economic downturn occurs. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.
In particular, the ongoing COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the decline in interest rates has adversely affected the fair values of our assets, the valuation of collateral, and our net income and capital. Despite significant improvements in the overall U.S. economy since the initial effects of the COVID-19 pandemic, uncertainty remains around the pace of the recovery going forward, given concerns about virus resurgence from variants, vaccine distribution and vaccination rates, inflation, and supply chain disruptions. In addition, because of changing economic and market conditions affecting our investments, we may be required to recognize further impairments on securities held, which may result in additional provision for credit losses or write-downs on private label residential mortgage-backed securities (PLRMBS) or reduced comprehensive income, depending on the classification of the investment. A prolonged COVID-19 pandemic may continue to have adverse effects on our profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 pandemic may adversely affect our access to the debt markets and potentially affect our liquidity. Our decision to have all employees work remotely in accordance with local “stay-at-home” orders may create additional cyber-security risks and operational challenges that could affect our ability to conduct business or increase the risk of operational incidents and errors. In addition, we rely on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a significant failure or interruption to their business because of the COVID-19 pandemic, we may be unable to effectively conduct and manage our business. The outlook remains uncertain, and although the Federal Reserve has indicated its expectations for increasing the target range for the Effective Federal Funds Rate starting in 2022, there is a possibility that if the Federal Reserve keeps interest rates low or if negative interest rates emerge, this could significantly affect our business and profitability.
Market uncertainty and volatility may adversely affect our business, profitability, or results of operations.
Adverse conditions in the housing and mortgage markets, or GSE restructuring that weakens the government’s commitment to encourage homeownership as a pillar of financial security, could result in a decrease in the availability of credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our members. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should economic conditions significantly deteriorate.

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
Financial services regulators and industry groups, including the United Kingdom's Financial Conduct Authority (FCA), the Alternative Reference Rates Committee (ARRC), and the International Swaps and Derivatives Association have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018.

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
Because we generally are not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, we have had to alter our hedging strategies and interest rate risk management. While the full effects of these adjustments remain to be seen, they may adversely affect our financial condition and results of operations.
During the third quarter of 2018, several market participants began issuing variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR-indexed consolidated obligation, and we began offering SOFR-indexed advances. During 2019, we began to use derivatives indexed to SOFR to hedge interest rate risk. We have developed and are implementing a LIBOR Phase Out Transition Plan, to address LIBOR exposure, fallback language, operational preparedness, balance sheet management, and other related issues. Given the large volume of LIBOR-based mortgages and other LIBOR-based financial instruments in the marketplace, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny. Whether the net impact will be positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage the transition away from LIBOR in the markets, and corresponding adjustments to our systems, could be disruptive. We are planning for the eventual replacement of our LIBOR-indexed instruments and expect SOFR to be the dominant replacement. However, while demand for SOFR-indexed consolidated obligations has gained momentum, a robust demand for SOFR-indexed advances has yet to develop. Among other factors, demand for SOFR-indexed financial instruments will continue to depend upon market participants’ preference for SOFR over any other alternative reference rate. In addition, while market activity in SOFR-indexed financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner, and any other alternative reference rate may or may not be developed. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal, or reputational risks. The impact of LIBOR transition on our business, financial condition, and results of operations cannot be ascertained at this time.
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
Business and Strategic Risks
Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the attractiveness of our business model to members.
Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in our capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members’ credit needs change. In addition, we manage our retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business or in the event of significant Bank financial distress. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess capital stock. Limitations on the payment of dividends and the repurchase of excess capital stock may diminish the value of membership from the perspective of a member.
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
If our activity stock requirement is below our regulatory capital requirements, a significant increase in business growth may require the Bank to increase its activity stock requirement in the future.
An activity stock requirement that is below our regulatory capital requirement requires the Bank to maintain a certain level of retained earnings for capital compliance and business growth. Depending on the level of our retained earnings and business growth and our capital management strategies, we may be required to increase our activity stock requirement in the future.

We have a high concentration of advances and capital with certain institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
We have a high concentration of advances and capital with certain institutions and their affiliates. All of the institutions may prepay or repay advances as they come due. If no other advances or investments are made to replace the prepaid and repaid advances of these institutions, it would result in a significant reduction of our total assets. During 2021, mergers and acquisitions have been announced involving certain of the Bank’s members, including some of the Bank’s largest borrowers. If other advances are not made to replace the advances of these members, the Bank’s total advances may be significantly reduced. The reduction in advances could result in a reduction of capital as the Bank repurchases the resulting excess capital stock, at our discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. Such a reduction in assets and capital could reduce our net income.
Additional information regarding concentration risk is set forth in “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Credit and Concentration Risk.”
The lack of long-term growth or a material and prolonged decline in advances could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
The Bank’s ability to sustainably fulfill its mission and achieve business objectives, including our ability to pay dividends or redeem or repurchase capital stock, is influenced by the long-term growth in membership and advances. Although our business model is designed to enable us to safely expand and contract our assets, liabilities, and capital as our members’ credit needs change, a lack of long-term growth in membership and advances or a prolonged material decline in advances could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
A prolonged decline and lack of mortgage-backed securities purchases could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
The primary source of the Bank’s earnings is interest income, which includes the net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020. At the time these securities mature, the Bank may not be able to replace these securities with other mortgage-backed securities with the same or better yields, or be limited in the purchase of other mortgage-backed securities due to, among other things, regulatory guidance on the Bank’s core mission assets.
We may become liable for all or a portion of the consolidated obligations for which other FHLBanks are the primary obligors.
As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering our joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Agency to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock could be adversely affected.

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
Operational Risks
We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyberattacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our financial condition, results of operations, or reputation.
We rely heavily on our information systems, other technology vendors, and other third parties to conduct and manage our business. If we or one of our critical vendors experience a failure, interruption, or security breach in any information systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively. In addition, such a failure, interruption, or security breach could result in significant losses, a loss of personal and confidential information, or reputational damage. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while we are in the process of implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, swiftly and adequately address, or otherwise mitigate the negative effects of any failure, interruption, or breach. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
The inability to attract and retain skilled key personnel could adversely affect the business and operations of the Bank.
We rely on key personnel to manage our business and conduct our operations. Competition for key skilled personnel has been intense within the financial services industry and businesses outside the financial services industry, including the technology sector. The Bank experienced higher employee turnover and increased competition in hiring and retaining key skilled personnel in 2021, as the ongoing COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. Failure to attract and retain key skilled personnel, or to develop and implement an effective succession plan, could adversely affect the business and operations of the Bank.
Restrictions on the redemption, repurchase, or transfer of our capital stock could significantly reduce the liquidity of our shareholders’ capital stock investment.
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
The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. From time to time, Congress has amended the FHLBank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. Recently, legislative proposals are being considered that may require the FHLBanks to increase the percentage of their annual earnings devoted to their affordable housing programs than is currently required by law. New or modified legislation enacted by Congress and regulations or policies implemented by the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.
Changes in statutory or regulatory requirements or policies, or in their application, could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, additional contributions to the Bank’s AHP, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, events other than another FHLBank’s default on a consolidated obligation can affect us. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that one FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If we were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Geopolitical instability, trade disruptions, or a sustained capital market correction could weaken consumer and business confidence and depress personal consumption and business investment. These factors could, in turn, adversely affect overall economic and housing market conditions. If economic and housing market conditions deteriorate, our business and results of operations could be adversely affected.
Significant climate change events could adversely affect the members and business of our Bank, and failure to meet investor or other stakeholder expectations regarding climate change and other environmental matters may damage the reputation of the Bank.
The region where we operate is subject to natural disasters, including risks from floods, wild fires, drought, and other natural disasters. Climate change is increasing the frequency, intensity, and duration of these events, which could destroy or damage Bank facilities or member properties, including collateral that members have pledged to secure advances or mortgages, disrupt the business of the Bank or our members, increase the probability of power or other outages, negatively affect the livelihood of our members, or otherwise cause significant economic dislocation in disaster-affected regions. Any of these situations may adversely affect the financial condition and results of operations of the Bank.

There is increasing focus from investors, policymakers, regulators, and other stakeholders on climate change. Enhanced governmental, regulatory, and societal attention to climate change, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, carbon emissions, water usage, waste management, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These issues and rapidly changing laws, regulations, policies, interpretations, and expectations may increase the cost of compliance and internal risk management programs for the Bank and alter the environment in which we do business, which could adversely affect the financial condition and results of operations of the Bank. In addition, the shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, or liability risks, may negatively affect the Bank’s or our members’ business models, asset valuations, and operating costs.
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

PART II

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
The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.” At February 28, 2022, the Bank had 21,050,637 shares of Class B stock held by 330 members and 29,868 shares of Class B stock held by 2 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.
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

ITEM 6.    [RESERVED]

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
•natural disasters (including those resulting from significant climate change), widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events;
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
•changes in key Bank personnel;

•technology changes and enhancements, and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively (including cyber-security risks); and
•changes in the FHLBanks’ long-term credit ratings.
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors.”
Overview
Net income for 2021 was $287 million, compared with net income of $335 million for 2020. Net income declined $48 million relative to 2020 net income, primarily reflecting a reduction of $109 million in other income/(loss) that was partially offset by an improvement in credit losses of $32 million and an increase in net interest income of $17 million.
The $109 million reduction in other income/(loss) for 2021 was primarily a result of the Bank's receipt of disgorgement proceeds in connection with a Securities and Exchange Commission enforcement action, in the amount of $85 million, in the third quarter of 2020, and an increase in net fair value losses of $22 million associated with derivatives and financial instruments carried at fair value.
The $17 million increase in net interest income for 2021 primarily reflected lower funding costs, an improvement of $46 million in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and an increase of $30 million in net gains on designated fair value hedges. These increases in net interest income were partially offset by a decline in average interest-earning assets. Additionally, the Bank recorded a reversal of credit losses of $6 million for 2021, primarily associated with certain private-label residential mortgage-backed securities (PLRMBS) classified as available-for-sale (AFS), which largely resulted from improved credit performance and a more optimistic economic outlook. This reversal of credit losses for 2021 compares with a provision for credit losses of $26 million for 2020 associated with certain PLRMBS classified as AFS, which primarily resulted from a significant decline in fair values in the first quarter of 2020.
At December 31, 2021, total assets were $54.1 billion, a decrease of $14.5 billion from $68.6 billion at December 31, 2020. Advances decreased by $14.0 billion, to $17.0 billion at December 31, 2021, from $31.0 billion at December 31, 2020, as demand for advances remained muted in response to substantial market liquidity resulting from the ongoing economic and financial market impacts of the COVID-19 pandemic, including government intervention. In addition, mortgage loans held for portfolio decreased by $0.9 billion, to $1.0 billion at December 31, 2021, from $1.9 billion at December 31, 2020, because the Bank ceased purchasing new mortgage loans for its own portfolio on March 31, 2021. These decreases to total assets were partially offset by an increase in total investments of $0.6 billion, to $35.8 billion at December 31, 2021, from $35.2 billion at December 31, 2020. The increase in investments primarily reflected an increase in securities purchased under agreements to resell of $8.3 billion and an increase in Federal funds sold of $3.5 billion, which were partially offset by a reduction in U.S. Treasury securities of $8.5 billion as the Bank continued to manage its liquidity. A decrease of $2.8 billion in MBS also partially offset the other increases in investments balances.
Accumulated other comprehensive income (AOCI) increased by $101 million during 2021, to $331 million at December 31, 2021, from $230 million at December 31, 2020, primarily reflecting higher fair values of MBS classified as AFS.
On February 16, 2022, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2021 at an annualized rate of 6.00% that will total $35 million. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The Bank recorded the dividend on February 16, 2022, and the Bank expects to pay the dividend on March 10, 2022.
As of December 31, 2021, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 10.9%, exceeding the 4.0% requirement. The Bank had $5.9 billion in permanent capital, exceeding its risk-based capital requirement of $1.1 billion.

The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
As previously disclosed, legislation has been introduced in both the U.S. Senate and the House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside a higher percentage of earnings for their affordable housing and community investment programs than is currently required under the existing law. Senate bill S. 1684, Federal Home Loan Banks’ Mission Implementation Act, and the related House bill, H.R. 3323, would require the FHLBanks to set aside 20% of net income for their affordable housing program and 10% of net income for a newly created economic development program. As part of the subsequent Congressional budget reconciliation process, a legislative proposal is under consideration for the FHLBanks to set aside 15% of net income for their affordable housing program. The FHLBanks have had discussions with members of Congress and their staffs about the proposal to increase the AHP set aside percentage and continue to closely monitor any such proposals and developments.
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in demand for advances from members. The Bank continued to meet its funding needs throughout 2021.
The Bank transitioned to remote work in mid-March 2020 and continued to operate effectively with employees working remotely throughout 2021. The Bank has assessed the remote work environment and has taken measures to mitigate cyber-security risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents, cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors.
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

Results of Operations
Comparison of 2021 and 2020
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS that were other-than-temporarily-impaired prior to January 1, 2020, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the years ended December 31, 2021 and 2020, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,194	$2	0.14%	$3,077	$15	0.49%
Securities purchased under agreements to resell	1,437	1	0.07	4,745	20	0.43
Federal funds sold	6,417	5	0.08	4,672	17	0.37
Trading securities:
MBS	2	—	2.19	3	—	3.13
Other investments	2,943	61	2.08	3,979	83	2.09
AFS securities:(1)
MBS(2)(3)	9,861	216	2.19	10,686	213	1.99
Other investments(3)	1,766	4	0.22	4,845	30	0.61
HTM securities:(1)
MBS	3,957	43	1.09	6,226	109	1.75
Mortgage loans held for portfolio	1,361	42	3.10	2,807	34	1.19
Advances(4)	28,492	224	0.79	52,834	598	1.13
Total interest-earning assets	57,430	598	1.04	93,874	1,119	1.19
Other assets(4)(5)	941	—		317	—
Total Assets	$58,371	$598		$94,191	$1,119
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$29,085	$62	0.21%	$64,144	$437	0.68%
Discount notes	21,262	13	0.06	22,137	169	0.76
Deposits and other borrowings	1,089	1	0.08	828	3	0.29
Mandatorily redeemable capital stock	4	—	5.38	62	5	8.90
Borrowings from other FHLBanks	—	—	0.07	1	—	8.41
Total interest-bearing liabilities	51,440	76	0.15	87,172	614	0.70
Other liabilities(4)	508	—		718	—
Total Liabilities	51,948	76		87,890	614
Total Capital	6,422	—		6,301	—
Total Liabilities and Capital	$58,370	$76		$94,191	$614
Net Interest Income		$522			$505
Net Interest Spread(6)			0.89%			0.49%
Net Interest Margin(7)			0.91%			0.54%
Interest-earning Assets/Interest-bearing Liabilities	111.64%			107.69%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related losses.
(2)Interest income on AFS securities includes accretion of yield adjustments on other-than-temporarily impaired PLRMBS (resulting from improvement in expected cash flows) recognized pursuant to the impairment guidance in effect prior to January 1, 2020, totaling $51 million and $59 million in 2021 and 2020, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(22)	$(108)	$—	$(130)
Net gain/(loss) on derivatives and hedged items	2	11	—	13
Net interest settlements on derivatives	(195)	(76)	65	(206)
Total net interest income/(expense)	$(215)	$(173)	$65	$(323)

	2020
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(50)	$—	$(55)
Net gain/(loss) on derivatives and hedged items	(3)	(14)	—	(17)
Net interest settlements on derivatives	(297)	(174)	23	(448)
Total net interest income/(expense)	$(305)	$(238)	$23	$(520)
(4)Includes forward settling transactions and valuation adjustments for certain cash items.
(5)Includes non-credit-related OTTI losses on HTM securities.
(6)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is calculated as net interest income divided by average interest-earning assets.
Net interest income in 2021 was $522 million, a 3% increase from $505 million in 2020. The following table details the changes in interest income and interest expense for 2021 compared to 2020. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2021 Compared to 2020

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$(13)	$(6)	$(7)
Securities purchased under agreements to resell	(19)	(9)	(10)
Federal funds sold	(12)	5	(17)
Trading securities: Other investments	(22)	(22)	—
AFS securities:
MBS(2)	3	(17)	20
Other investments(2)	(26)	(13)	(13)
HTM securities: MBS	(66)	(32)	(34)
Mortgage loans held for portfolio	8	(24)	32
Advances(2)	(374)	(225)	(149)
Total interest-earning assets	(521)	(343)	(178)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(375)	(166)	(209)
Discount notes	(156)	(7)	(149)
Deposits and other borrowings	(2)	1	(3)
Mandatorily redeemable capital stock	(5)	(4)	(1)
Total interest-bearing liabilities	(538)	(176)	(362)
Net interest income	$17	$(167)	$184
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 91 basis points for 2021, 37 basis points higher than the net interest margin for 2020, which was 54 basis points. The net interest spread was 89 basis points for 2021, 40 basis point higher than the net interest spread for 2020, which was 49 basis points. These increases were primarily a result of lower funding costs, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and an increase in net gains on designated fair value hedges.
For securities previously identified as other-than-temporarily impaired pursuant to the impairment guidance in effect prior to January 1, 2020, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Amortization of Premiums and Accretion of Discounts and Credit Losses Previously Recorded Prior to the Adoption of New Accounting Guidance Related to the Measurement of Credit Losses on MBS and Mortgage Loans” for further information.)
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2021 and 2020.

Other Income/(Loss)

(In millions)	2021	2020
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(57)	$15
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(54)	85
Net gain/(loss) on derivatives	37	(152)
Gain on disgorgement settlement	—	85
Standby letters of credit fees	16	20
Other, net	8	6
Total Other Income/(Loss)	$(50)	$59
(1)The net gain/(loss) on trading securities that were economically hedged totaled $(57) million and $15 million in 2021 and 2020, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2021 and 2020.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2021	2020
Advances	$(62)	$85
Consolidated obligation bonds	8	—
Total	$(54)	$85

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
Net Gain/(Loss) on Derivatives – Under the accounting guidance for derivative instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the Statements of Condition at fair value. Certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting guidance for derivative instruments and hedging activities. These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in 2021 and 2020.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2021 Compared to 2020

(In millions)	2021			2020
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$90	$(38)	$52	$(67)	$(37)	$(104)
Not elected for fair value option	(8)	5	(3)	27	(28)	(1)
Consolidated obligation bonds:
Elected for fair value option	(5)	1	(4)	—	2	2
Not elected for fair value option	(11)	3	(8)	(1)	9	8
Consolidated obligation discount notes:
Not elected for fair value option	3	(2)	1	(1)	21	20
Non-MBS investments:
Not elected for fair value option	39	(40)	(1)	(31)	(50)	(81)
Mortgage delivery commitment:
Not elected for fair value option	—	—	—	3	—	3
Price alignment amount(1)	—	—	—	1	—	1
Total	$108	$(71)	$37	$(69)	$(83)	$(152)
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During 2021, net gains on derivatives totaled $37 million compared to net losses of $152 million in 2020. These amounts included expense of $71 million and expense of $83 million resulting from net settlements on derivative instruments used in economic hedges in 2021 and 2020, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities.”
Gain on disgorgement settlement – During 2020, the Bank received disgorgement proceeds in the amount of $85 million in connection with a Securities and Exchange Commission enforcement action. The Bank had no gains on disgorgement settlements during 2021.
Other Expense. Other expenses totaled $159 million in 2021 compared to $165 million in 2020. The $6 million decrease in other expense primarily resulted from $3 million in matching grant programs the Bank provided in 2020 to partner with members providing assistance to their communities in response to the challenges brought about by the COVID-19 pandemic and a $2 million improvement in the net periodic benefit cost associated with the Bank’s defined benefit plans in 2021.
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances.
To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $201 million and $315 million for their AHPs in 2021 and 2020, respectively, and there was no AHP shortfall in either of those years.
The Bank’s total AHP assessments equaled $32 million in 2021 and $38 million in 2020.
Return on Average Equity. Return on average equity was 4.46% for 2021, compared to 5.32% for 2020. The decrease reflected lower net income for 2021, which decreased 14%, from $335 million in 2020 to $287 million in 2021, and an increase in average equity from $6.3 billion in 2020 to $6.4 billion in 2021.
Dividends and Retained Earnings. In 2021, the Bank paid dividends at an annualized rate of 5.74%, totaling $135 million, including $135 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In 2020, the Bank paid dividends at an annualized rate of 5.53%, totaling $164 million, including $159 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
For more information, see “Item 1. Business – Dividends and Retained Earnings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
For a comparison of 2020 and 2019 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2020 Form 10-K.
Financial Condition
Total assets were $54.1 billion at December 31, 2021, compared to $68.6 billion at December 31, 2020. Advances decreased by $14.0 billion, or 45%, to $17.0 billion at December 31, 2021, from $31.0 billion at December 31,

2020. MBS investments decreased by $2.8 billion, or 18%, to $13.0 billion at December 31, 2021, from $15.8 billion at December 31, 2020. Average total assets were $58.4 billion for 2021, a 38% decrease from $94.2 billion for 2020. Average advances were $28.5 billion for 2021, a 46% decrease from $52.8 billion for 2020. Average MBS investments were $13.8 billion for 2021, an 18% decrease from $16.9 billion for 2020.
Advances outstanding at December 31, 2021, included unrealized gains of $169 million, of which $103 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2020, included unrealized gains of $639 million, of which $509 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $130 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged advances and advances carried at fair value from December 31, 2020, to December 31, 2021, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $47.9 billion at December 31, 2021, a decrease of $14.5 billion from $62.4 billion at December 31, 2020, primarily reflecting a $13.9 billion decrease in consolidated obligations outstanding to $46.7 billion at December 31, 2021, from $60.6 billion at December 31, 2020. Average total liabilities were $51.9 billion for 2021, a 41% decrease compared to $87.9 billion for 2020. Average consolidated obligations were $50.3 billion for 2021 and $86.3 billion for 2020.
Consolidated obligations outstanding at December 31, 2021, included unrealized gains of $139 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2020, included unrealized losses of $13 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $1 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2020, to December 31, 2021, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2021, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $652.9 billion at December 31, 2021, and $746.8 billion at December 31, 2020.
On August 5, 2021, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.
On July 28, 2021, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.
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
Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors.” Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including SOFR, (ii) transact SOFR-indexed advances and bonds, (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts, and (iv) where practicable, terminate LIBOR derivatives with maturities after June 30, 2023, and replace them with SOFR derivatives. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
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
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (FCA) further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings.
Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The FCA’s announcements constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor was fixed as of the date of the announcement.
At December 31, 2021, the Bank had no exposure to LIBOR settings that ceased immediately after December 31, 2021.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at December 31, 2021 and 2020.

LIBOR-Indexed Financial Instruments
(In millions)
December 31, 2021
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$250	$—	$10	$260
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	12	4,098	4,110
Total securities
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	517	309	562	1,388
Uncleared	112	23	10	145
Total	$879	$344	$4,680	$5,903

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$210	$52	$40	$302
Uncleared	35	—	—	35
Total	$245	$52	$40	$337

December 31, 2020
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$100	$250	$—	$10	$360
Unpaid principal balance of investment securities by contractual maturity
MBS(1)	—	1	98	5,645	5,744
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	6,852	887	369	798	8,906
Uncleared	213	112	22	394	741
Total	$7,165	$1,250	$489	$6,847	$15,751

Liabilities indexed to LIBOR:
Par value of consolidated obligation bonds by contractual maturity	$6,798	$—	$—	$—	$6,798
Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	1,523	559	100	28	2,210
Uncleared	238	35	—	95	368
Total	$8,559	$594	$100	$123	$9,376
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.

As of December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. During 2021 and in total, the Bank has issued $1.1 billion and $102.3 billion, respectively, in SOFR-indexed consolidated obligation bonds. The table below presents the par value of variable rate consolidated obligation bonds by interest rate index at December 31, 2021 and 2020.

Variable Rate Consolidated Obligation Bonds by Interest Rate Index
(In millions)	Amount Outstanding
Interest Rate Index	2021	2020
LIBOR	$—	$6,798
SOFR	5,575	30,915
Total par value	$5,575	$37,713
For more information on LIBOR-indexed advances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information – Advances-Related Business.” For more information on LIBOR-indexed investments and derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”
Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives” in other income/(loss), excludes interest income and expense associated with changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges that are recorded in net interest income, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Segment Information.”
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment decreased $10.8 billion to $40.1 billion (74% of total assets) at December 31, 2021, from $50.9 billion (74% of total assets) at December 31, 2020.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $198 million in 2021, a decrease of $69 million, or 26%, compared to $267 million in 2020, which was primarily due to lower balances and profit spreads of advances and other credit products. Adjusted net interest income for this segment represented 43% and 56% of total adjusted net interest income for 2021 and 2020, respectively.
Advances – The par value of advances outstanding decreased by $13.4 billion, or 44%, to $16.9 billion at December 31, 2021, from $30.3 billion at December 31, 2020. Average advances outstanding were $28.5 billion for

2021, a 46% decrease from $52.8 billion for 2020. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, yearend balances may vary significantly from average balances for the year.
Advances outstanding to the Bank’s top five borrowers and their affiliates decreased by $10.6 billion to $8.9 billion at December 31, 2021, from $19.5 billion at December 31, 2020, including First Republic Bank, MUFG Union Bank, National Association (Union Bank), and First Technology Federal Credit Union, whose advances exceeded 10% of the Bank’s total advances as of December 31, 2021. (See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for further information.) If First Republic Bank continues to prepay advances or does not renew advances that come due, and if no other advances are made to replace these advances, the Bank’s total advances may be significantly reduced in subsequent quarters. In addition, it was announced on September 21, 2021, that U.S. Bancorp entered into an agreement to acquire Union Bank. U.S. Bancorp is not a member of the Bank. If Union Bank is no longer a member of the Bank or any successor to Union Bank does not become a member of the Bank, and if no other advances are made to replace Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of a significant member. Other acquisitions have been announced or completed involving large regional financial institutions in the Bank’s district, which potentially reduce the opportunity to grow advances from these large regional financial institutions. Advances outstanding to the Bank’s other borrowers decreased by $2.8 billion. The $13.4 billion decrease in advances outstanding reflected a $12.6 billion decrease in fixed rate advances and a $1.1 billion decrease in adjustable rate advances, offset by a $0.3 billion increase in variable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the future; however, there can be no assurance that any advances will be made under this arrangement.
The components of the advances portfolio at December 31, 2021 and 2020, are presented in the following table.

Advances Portfolio by Product Type

	2021		2020
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$250	1%	$250	1%
Adjustable – SOFR, callable at borrower’s option	—	—	1,100	4
Subtotal adjustable rate advances	250	1	1,350	5
Fixed	4,765	28	6,108	20
Fixed – amortizing	69	—	126	—
Fixed – with PPS(1)	1,406	9	1,687	5
Fixed – with FPS(1)	8,957	54	19,919	66
Fixed – with caps and PPS(1)	10	—	110	—
Fixed – callable at borrower’s option with FPS(1)	70	—	—	—
Fixed – putable at Bank’s option	200	1	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	15,497	92	28,170	92
Daily variable rate	1,111	7	818	3
Total par value	$16,858	100%	$30,338	100%
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
The types of advances by redemption term at December 31, 2021 and 2020, are presented in the following table.

Types of Advances by Redemption Term

	2021		2020
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Fixed:
Within 1 year	$2,741	17%	$11,002	36%
After 1 year through 3 years	5,770	34	9,326	31
After 3 years through 5 years	5,671	34	5,966	19
After 5 years through 15 years	946	6	1,500	5
Thereafter	10	—	30	—
Subtotal fixed rate advances	15,138	91	27,824	91
Fixed – callable at borrower’s option:
After 1 year through 3 years	50	—	—	—
After 5 years through 15 years	20	—	—	—
Subtotal fixed – callable at borrower’s option advances	70	—	—	—
Fixed – putable:
After 5 years through 15 years	220	1	220	1
Subtotal fixed rate – putable advances	220	1	220	1
Fixed – amortizing:
Within 1 year	27	—	42	—
After 1 year through 3 years	16	—	44	—
After 3 years through 5 years	10	—	16	—
After 5 years through 15 years	16	—	24	—
Subtotal fixed – amortizing advances	69	—	126	—
Adjustable and variable:
Within 1 year	1,361	8	818	3
After 1 year through 3 years	—	—	250	1
Subtotal adjustable and variable rate advances	1,361	8	1,068	4
Adjustable – callable at borrower’s option:
After 1 year through 3 years	—	—	1,100	4
Subtotal adjustable – callable at borrower’s option advances	—	—	1,100	4
Total par value	$16,858	100%	$30,338	100%
The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at December 31, 2021 and 2020.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	2021	2020
Due in 2021	$—	$100
Due in 2022	250	250
Due after June 30, 2023(1)	10	10
Total LIBOR-Indexed Advances(2)	$260	$360
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $22.7 billion and $19.4 billion as of December 31, 2021 and 2020, respectively. The increase in the total size of the non-MBS investment portfolio primarily reflected an increase in securities purchased under agreements to resell and Federal funds sold, that was partially offset by a decrease in U.S. Treasury securities, as the Bank continued to manage its liquidity.
Interest rate payment terms for non-MBS investments classified as trading and AFS at December 31, 2021 and 2020, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2021	2020
Fair value of fixed rate trading securities	$250	$4,257
Amortized cost of AFS securities	503	4,980
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased to $33.8 billion at December 31, 2021, from $44.7 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
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
At December 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $48.0 billion, of which $15.8 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $0.8 billion were economically hedging non-MBS investments, and $7.1 billion were offsetting derivatives. At December 31, 2020, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $67.4 billion, of which $28.5 billion were hedging advances, $20.7 billion were hedging consolidated obligations, $7.1 billion were economically hedging non-MBS investments, and $11.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
On March 15, 2020, the FOMC lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity in many countries, including the United States. In the weeks before and after the early March 2020 Federal funds target rate cut, interest rates declined significantly. Since the end of the first quarter of 2020, financial conditions have improved, in part because of the monetary and fiscal stimulus measures taken, and the Bank continues to be able to meet its funding needs. In its November 2021 meeting, the FOMC decided to maintain the target range of the Federal funds rate at 0.00% to

0.25% and continue its purchasing of Treasury securities and agency MBS. However, the FOMC stated that it will begin reducing the monthly pace of its asset purchases beginning in November 2021 and that, while similar reductions in the pace of purchases are likely each month, it is prepared to adjust the pace of purchases if warranted by changes in the economic outlook. The FOMC has also indicated its expectations for increasing the target range for the Effective Federal Funds Rate starting in 2022. The following table presents a comparison of selected market interest rates as of December 31, 2021 and 2020.

Selected Market Interest Rates

Market Instrument	2021	2020
Federal Reserve target range for overnight Federal funds	0.00-0.25%	0.00-0.25%
Secured Overnight Financing Rate	0.05	0.07
3-month Treasury bill	0.04	0.06
2-year Treasury note	0.73	0.12
5-year Treasury note	1.26	0.36

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $14.1 billion (26% of total assets) at December 31, 2021, and $17.8 billion at December 31, 2020 (26% of total assets).
Adjusted net interest income for this segment was $258 million in 2021, an increase of $50 million, or 24%, from $208 million in 2020. This increase was primarily a result of higher spreads from lower funding costs, an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and a reversal of prior period expected credit losses, partially offset by lower earnings from lower balances of mortgage-related products. Adjusted net interest income for this segment represented 57% and 44% of total adjusted net interest income for 2021 and 2020, respectively.
MBS Investments – The Bank’s MBS portfolio was $13.0 billion at December 31, 2021, compared with $15.8 billion at December 31, 2020. During 2021, the Bank’s MBS portfolio decreased with $2.4 billion in principal repayments and a $0.4 billion decrease in basis adjustments, partially offset by $0.1 billion of fair value gains. Average MBS investments were $13.8 billion in 2021, a decrease of $3.1 billion from $16.9 billion in 2020. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS investments classified as trading, AFS, and held-to-maturity (HTM) at December 31, 2021 and 2020, are shown in the following table:

MBS Investments: Interest Rate Payment Terms

(In millions)	2021	2020
Fair value of trading securities:
Adjustable rate	$2	$3
Total trading securities	$2	$3
Amortized cost of AFS securities:
Fixed rate	$8,423	$9,050
Adjustable rate	1,083	1,426
Total AFS securities	$9,506	$10,476
Amortized cost of HTM securities:
Fixed rate	$403	$1,013
Adjustable rate	2,808	4,068
Total HTM securities	$3,211	$5,081
MPF Program – Under the MPF Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. Participating members originated or purchased mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. In addition, the Bank facilitated the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sold loans under the MPF Xtra product, the loans were sold to a third-party investor and were not recorded on the Bank’s Statements of Condition. Unlike with conventional MPF products held for portfolio, participating members are not required to provide credit enhancement and do not receive credit enhancement fees under the MPF Xtra product. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. On March 31, 2021, the Bank closed all remaining open commitments to purchase mortgage loans for its own portfolio under the MPF Original product, and by June 30, 2021, the Bank no longer facilitated the purchase of mortgage loans under the MPF Xtra product.
As of December 31, 2021, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.
Mortgage loan balances decreased to $1.0 billion at December 31, 2021, from $1.9 billion at December 31, 2020, a decrease of $0.9 billion. Average mortgage loans were $1.4 billion in 2021, a decrease of $1.4 billion from $2.8 billion in 2020.
At December 31, 2021 and 2020, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2021 and 2020, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2021	2020
MPF Plus	$106	$139
MPF Original	848	1,767
Subtotal	954	1,906
Unamortized premiums	28	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio	981	1,939
Less: Allowance for credit losses	(1)	(4)
Mortgage loans held for portfolio, net	$980	$1,935
Mortgage loan balances by redemption term at December 31, 2021, were as follows:

Mortgage Loan Balances by Redemption Term

(In millions)	2021
Within 1 year	$30
After 1 year through 5 years	130
After 5 years through 15 years	354
Thereafter	440
Total unpaid principal balance	$954
The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2021 and 2020. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2021	2020
Outstanding amounts wholly owned by the Bank	$921	$1,862
Outstanding amounts with participation interests by FHLBank:
San Francisco	34	44
Chicago	25	32
Total	$980	$1,938
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	3,011	5,097
Number of outstanding loans participated	719	866
Total number of loans outstanding	3,730	5,963
Under the Bank’s agreement with the FHLBank of Chicago, the credit risk is shared pro rata between the two FHLBanks according to: (i) their respective ownership of the loans in each master commitment for MPF Plus and (ii) their respective participation shares of the first loss account for the master commitment for MPF Original. The Bank is responsible for credit oversight of the participating financial institution, which consists of monitoring the participating financial institution’s internal credit quality rating produced by the Bank’s credit model and holding collateral to secure the participating financial institution’s outstanding credit enhancement obligations.
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $3.7 billion to $14.1 billion at December 31, 2021, from $17.8 billion at December 31, 2020. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $15.6 billion at December 31, 2021, of which $8.0 billion were associated with MBS and $7.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio. The notional amount of derivative instruments associated with the mortgage-related business totaled $11.2 billion at December 31, 2020, of which $8.3 billion were associated with MBS, $2.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $0.4 billion were offsetting derivatives.
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

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ daily liquidity needs, and to pay operating expenditures as they come due. At December 31, 2021, the Bank’s contractual obligations on operating leases were $44 million due through 2026 and $43 million due thereafter.
The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.” Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” and “Note 16 – Commitments and Contingencies.”
In addition, “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s retirement plans and related expenses and commitments.
The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s market risk management. “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances activity with the Bank. Unless a member already has sufficient excess capital stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s capital plan, the Bank may also require a member to purchase activity-based stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances, 0.1% of notional balances for outstanding letters of credit, and 0.0% for mortgage loans purchased and held by the Bank. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.
Retained Earnings – The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $1.5 billion to $2.9 billion during 2020 and 2021. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2022, the required level of retained earnings was increased from $1.5 billion to $1.7 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.

The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $53 million from restricted retained earnings to unrestricted retained earnings during 2021. Total restricted retained earnings were $708 million and $761 million as of December 31, 2021 and 2020, respectively.
Excess Capital Stock – The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time.
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
The Bank remained adequately capitalized while repurchasing $1.6 billion and $1.6 billion in excess capital stock during 2021 and 2020, respectively. The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2021 and 2020, the Bank redeemed $1 million and a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank. Total excess capital stock was $120 million as of December 31, 2021, compared to $161 million as of December 31, 2020.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the repurchase of excess capital stock in future quarters.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2021 and 2020, the Bank complied with this capital guidance.
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
The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2021 and 2020. The Bank’s risk-based capital requirement decreased to $1.1 billion at December 31, 2021, from $1.4 billion at December 31, 2020.

Regulatory Capital Requirements

	December 31, 2021		December 31, 2020
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,054	$5,896	$1,404	$5,966
Total regulatory capital	$2,165	$5,896	$2,745	$5,966
Total regulatory capital ratio	4.00%	10.89%	4.00%	8.69%
Leverage capital	$2,706	$8,844	$3,432	$8,949
Leverage ratio	5.00%	16.34%	5.00%	13.04%
The Bank’s capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”
Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank.

The Bank’s Risk Appetite Framework establishes a standardized process whereby the Bank’s risk appetite is articulated and established, and adherence to the Bank’s risk appetite is monitored by the risk oversight function and reported to the board. Additionally, the Risk Appetite Framework links risk-taking and risk-mitigating activities to the achievement of the Bank’s strategic objectives and helps bring forth key metrics within the Bank to enable better risk insights and decision making. The framework includes the Bank’s risk appetite statements and related qualitative statements and quantitative risk metrics and tolerances, as established by the board of directors and performed by management to monitor and manage risk accordingly.
The Risk Management Policy establishes risk limits, guidelines, and standards for the Bank’s management of financial risk (credit risk, market risk, liquidity risk, and mortgage asset risk), operational risk (people, process, and systems risk), strategic risk, and regulatory and compliance risk in accordance with Finance Agency regulations and consideration of industry leading practices, the risk tolerances established by the board of directors, and other applicable guidelines in connection with the Bank’s overall risk management.
Strategic Risk
Strategic risk is defined as the possibility of an adverse impact on the Bank’s ability to fulfill its mission and to meet ongoing business and profitability objectives that results from external factors that may occur in both the short- and long-term. Such factors may include, but are not limited to, continued financial services industry consolidation; changes in the membership base and in member demand for Bank products; the concentration of borrowing among members; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; or significant adverse changes to the effectiveness and competitiveness of the Bank’s products, services, or business model associated with regulatory and legislative changes.
The identification of strategic risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and plans to address these risks.
Operational Risk
Operational risk is defined as the risk of loss to the Bank resulting from inadequate or failed internal processes, resources, and systems, and from external events. The Bank’s operational risk is controlled through a system of internal controls designed to minimize the risk of operational losses. The Bank has established and annually tests its business continuity plan under various business disruption scenarios that would involve offsite recovery and an assessment of the Bank’s availability and integrity of its operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank’s internal controls.
Regulatory and Compliance Risk
Regulatory and compliance risk is defined as noncompliance with laws, rules, regulations, agreements, prescribed practices, and ethical standards, including noncompliance with employee-related regulations. Regulatory and compliance risk tolerances determined by the board of directors are outlined in the Risk Appetite Framework. The board of director's objective is to manage and mitigate the impact of noncompliance with all regulations and laws applicable to the Bank. Additionally, the Bank will put in place the necessary processes, controls, and frameworks to comply with legal and regulatory requirements. This includes, but is not limited to, directing resources to compliance programs to train personnel and increase awareness of those regulatory areas that pose the highest level of risk to the Bank.
Financial Risk
Financial risk is defined as the variance of the company’s financial position or ability to operate due to investment decisions and financial risk management practices specifically related to capital, credit, market (including hedging and funding), mortgage asset, and liquidity risks. Subsequent sections of this document outline the definitions and management of various risk components of the Bank’s financial risk tolerances, as determined by the board of directors.

Concentration Risk
Concentration risk for the Bank is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers or counterparties.
Advances. The following tables present the concentration in advances and the interest income (before the impact of interest rate exchange agreements associated with advances) from the advances to the Bank’s top five borrowers and their affiliates at December 31, 2021 and 2020.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)
December 31, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$3,700	22%	$115	28%
MUFG Union Bank, National Association	2,050	12	103	25
First Technology Federal Credit Union(2)	1,819	11	28	7
Luther Burbank Savings(2)	752	5	14	4
Pacific Premier Bank	550	3	—	—
Subtotal	8,871	53	260	64
Others	7,987	47	147	36
Total par value	$16,858	100%	$407	100%

December 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$11,755	39%	$254	29%
MUFG Union Bank, National Association	4,575	15	173	20
First Technology Federal Credit Union(2)	1,292	4	43	5
CIT Bank, National Association	1,100	3	23	3
Luther Burbank Savings(2)	807	3	21	2
Subtotal	19,529	64	514	59
Others	10,809	36	353	41
Total par value	$30,338	100%	$867	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    An officer or director of the member was a Bank director.
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
MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2021 and 2020.

Concentration of Mortgage Loans
(Dollars in millions)
December 31, 2021
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$344	36%	641	17%
Bank of Hope	128	13	321	9
Community First Credit Union	122	13	370	10
JPMorgan Chase Bank, National Association(1)	101	11	1,369	37
Logix Federal Credit Union	99	10	333	9
Subtotal	794	83	3,034	82
Others	160	17	696	18
Total	$954	100%	3,730	100%

December 31, 2020
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$878	46%	1,581	27%
Bank of Hope	240	13	574	10
Logix Federal Credit Union	224	12	664	11
Subtotal	1,342	71	2,819	48
Others	564	29	3,144	52
Total	$1,906	100%	5,963	100%
(1)    Nonmember institution.
Members that sold mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Computershare Trust Company, National Association, to monitor the servicing performed by all participating financial institutions and successors, including Bank of Hope; Fremont Bank; Community First Credit Union; JPMorgan Chase Bank, National Association; and Logix Federal Credit Union. The Bank obtains a Type II Statement on Standards for Attestation Engagements No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing. The Bank has the right to transfer the servicing at any time, without paying the participating financial institution or any successor a servicing termination fee, in the event a participating financial institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating financial institution or any successor.
Capital Stock. No institution held 10% or more of the Bank’s outstanding capital stock, as of December 31, 2021. First Republic Bank held $354 million, or 16%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2020. No other institution held 10% or more of the Bank’s outstanding capital stock as of December 31, 2020.
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2021 and 2020.

Concentration of Derivative Counterparties

(Dollars in millions)	2021			2020
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$18,381	29%	At least BBB	$7,227	9%
Subtotal uncleared		18,381	29		7,227	9
Cleared
LCH Ltd(2)
Credit Suisse Securities (USA) LLC	A	—	—	A	28,977	37
Morgan Stanley & Co. LLC	A	33,268	52	A	42,440	54
Goldman Sachs & Co. LLC	A	11,967	19	A	—	—
Subtotal cleared		45,235	71		71,417	91
Total(3)		$63,616	100%		$78,644	100%
(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at December 31, 2021 and 2020. For purposes of clearing swaps with LCH Ltd, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC are the Bank’s clearing agents.
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

The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent monthends. The Bank is also required to perform an annual liquidity stress test and to report the results to the Finance Agency.
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
As of December 31, 2021 and 2020, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2021 and 2020, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2021.
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
The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2021 was $1,239 million.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2021 and 2020.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
December 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	260	127	$26,398	$213,172	12%
4-6	64	32	7,158	33,733	21
7-10	3	2	20	37	54
Subtotal	327	161	33,576	246,942	14
CDFIs	7	7	112	135	83
Housing associates	2	—	—	—	—
Total	336	168	$33,688	$247,077	14%

December 31, 2020
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	236	164	$37,225	$188,637	20%
4-6	95	59	12,508	50,199	25
7-10	4	2	32	34	94
Subtotal	335	225	49,765	238,870	21
CDFIs	7	7	103	116	89
Housing associates	2	—	—	—	—
Total	344	232	$49,868	$238,986	21%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
December 31, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$467	$512
11% – 25%	8	895	1,079
26% – 50%	15	1,837	3,032
More than 50%	140	30,489	242,454
Total	168	$33,688	$247,077

December 31, 2020
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	18	$1,417	$1,511
11% – 25%	3	116	137
26% – 50%	27	9,858	18,210
More than 50%	184	38,477	219,128
Total	232	$49,868	$238,986
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2021 and 2020.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2021		2020
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$659	$631	$195	$190
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,192	3,978	4,236	4,120
Agency pools and collateralized mortgage obligations	17,571	16,553	16,399	15,758
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	4	3	3	3
PLRMBS – private label investment-grade-rated senior tranches	311	194	18	12
Term deposits with the Bank	18	18	16	16
Total	$22,755	$21,377	$20,867	$20,099
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
As of December 31, 2021, of the loan collateral pledged to the Bank, 15% was pledged by 22 institutions by specific identification, 55% was pledged by 115 institutions under a blanket lien with detailed reporting, and 30% was pledged by 129 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of December 31, 2021, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2021 and 2020.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2021		2020
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$175,319	$140,994	$167,058	$131,671
Second lien residential mortgage loans and home equity lines of credit	13,659	6,653	15,349	6,441
Multifamily mortgage loans	41,239	28,517	43,324	28,376
Commercial mortgage loans	73,750	48,394	78,886	48,637
Loan participations(1)	1,064	383	3,783	2,591
Small business, small farm, and small agribusiness loans	3,157	759	4,820	1,171
Total	$308,188	$225,700	$313,220	$218,887
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2021 and 2020, the unpaid principal balance of these loans totaled $5 billion and $5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2021, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:
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
The Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. The Bank measures expected credit losses on mortgage loans on a loan-level basis, factoring in the credit enhancement structure at the master commitment level.
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2021 and 2020. The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2021 and 2020.

(in millions)	2021	2020
Balance, beginning of the period	$4	$—
Adjustment for cumulative effect of accounting change	—	3
Provision for/(reversal of) credit losses	(3)	1
Balance, end of the period	$1	$4
For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio.”
The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2021 and 2020.

December 31, 2021
	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total MPF	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%

December 31, 2020
	Origination Year
Payment Status	2016 to 2020	Prior to 2016	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(5)	$1,748	$191	$1,939
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			5.34%
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
(3)    At December 31, 2021 and 2020, $21 and $62, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
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

For 2021 and 2020, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial. Delinquencies amounted to 4.84% of the total loans in the Bank’s portfolio as of December 31, 2021, and 6.84% of the total loans in the Bank’s portfolio as of December 31, 2020.
The following table presents risk elements and credit ratios for the Bank’s mortgage loans at December 31, 2021 and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2021 and 2020.

Unpaid Principal Balance	2021	2020
Average loans outstanding during the period	$1,329	$2,749
Mortgage loans held for portfolio	$954	$1,906
Nonaccrual loans	$35	$102
Allowance for credit losses on mortgage loans held for portfolio	$1	$4

Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.02%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.10%	0.21%
Ratio of nonaccrual loans to mortgage loans held for portfolio	3.62%	5.33%
Ratio of allowance for credit losses to nonaccrual loans	2.64%	4.02%

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
The following table presents the Bank’s investment credit exposure at December 31, 2021, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
December 31, 2021
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$754	$—	$—	$—	$—	$754
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	115	—	—	—	—	115
GSEs – single-family:
Freddie Mac	—	207	—	—	—	—	207
Fannie Mae(2)	5	793	4	—	2	—	804
Subtotal	5	1,000	4	—	2	—	1,011
GSEs – multifamily:
Freddie Mac	—	1,988	—	—	—	—	1,988
Fannie Mae	—	8,102	—	—	—	—	8,102
Subtotal	—	10,090	—	—	—	—	10,090
Total GSEs	5	11,090	4	—	2	—	11,101
PLRMBS:
Prime	—	16	21	37	119	92	285
Alt-A	—	20	34	36	952	498	1,540
Total PLRMBS	—	36	55	73	1,071	590	1,825
Total MBS	5	11,241	59	73	1,073	590	13,041
Total securities	5	11,995	59	73	1,073	590	13,795
Interest-bearing deposits	—	—	1,125	—	—	—	1,125
Securities purchased under agreements to resell	—	14,500	1,000	—	—	—	15,500
Federal funds sold	—	1,400	3,948	—	—	—	5,348
Total investments	$5	$27,895	$6,132	$73	$1,073	$590	$35,768
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at December 31, 2021, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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

December 31, 2021
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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2021 and 2020.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2021	2020
Interest-bearing deposits	$1,125	$1,077
Federal funds sold	5,348	1,880
Total	$6,473	$2,957
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2021 and 2020.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2021, 83% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2021
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,125	$1,125
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,430	1,430
Canada	1,400	1,400	2,800
Germany	—	400	400
Netherlands	—	718	718
Total U.S. branches and agency offices of foreign commercial banks	1,400	3,948	5,348
Total unsecured credit exposure	$1,400	$5,073	$6,473
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2021.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2021. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2021, the Bank’s MBS portfolio was 206% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At December 31, 2021, PLRMBS representing 11% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of December 31, 2021, the Bank’s investment in MBS had gross unrealized losses totaling $8 million, $6 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2021, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate investment securities by interest rate index and the unpaid principal balance of LIBOR-indexed investments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at December 31, 2021 and 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	December 31, 2021	December 31, 2020
LIBOR(1)	$4,110	$5,744
Constant maturity Treasury	64	101
Other	—	1
Total adjustable rate investment securities(2)	$4,174	$5,846

LIBOR-Indexed Investment Securities by Redemption Term
(In millions)	MBS
Redemption Term	December 31, 2021	December 31, 2020
Due in 2022	$—	$1
Due through June 30, 2023	12	98
Due thereafter(2)	4,098	5,645
Total LIBOR-Indexed investment securities	$4,110	$5,744
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
(2)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Derivative Counterparties. The Bank has adopted credit policies and exposure limits for uncleared derivatives counterparty credit exposure. Interest rate exchange agreements may be either uncleared or cleared at a clearinghouse.
Uncleared Derivatives – The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities.

In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and bilateral credit support agreements with all its derivative dealer counterparties that provide for delivery of margin to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount).
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2021.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. Because of a decline in market values of cleared derivatives during 2020, there was an increase in variation margin posted on cleared derivatives that resulted in an increase in net cash used in operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2021.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,500	$9	$(9)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	42	(1)	1	—	—
Cleared derivatives(2)	45,235	(7)	15	252	260
Total derivative positions with credit exposure to nonmember counterparties	46,777	$1	$7	$252	$260
Derivative positions without credit exposure	16,839
Total notional	$63,616

December 31, 2020
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$91	$3	$(3)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	101	(4)	4	—	—
Cleared derivatives(2)	71,417	(12)	13	379	380
Total derivative positions with credit exposure to nonmember counterparties	71,609	(13)	14	379	380
Member institutions(3)	1	—	—	—	—
Total	71,610	$(13)	$14	$379	$380
Derivative positions without credit exposure	7,035
Total notional	$78,645
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at December 31, 2021 and 2020.
(3)Member institutions include mortgage delivery commitments with members.
The Bank primarily executes overnight index swap (OIS) derivatives indexed to SOFR and the Effective Federal Funds Rate (EFFR) to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at December 31, 2021 and 2020.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	2021		2020
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$25,846	$37,220	$47,425	$24,640
LIBOR	337	1,533	2,578	9,647
SOFR	35,887	22,526	20,481	32,609
OIS - EFFR	996	1,787	7,380	10,968
Total notional amount	$63,066	$63,066	$77,864	$77,864
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at December 31, 2021 and 2020. As of December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. As of December 31, 2020, interest rate caps and floors indexed to LIBOR totaling $230 million were due to terminate in 2021 and totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
December 31, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$210	$35	$517	$112
Terminates through June 30, 2023	52	—	309	23
Terminates thereafter(1)	40	—	562	10
Total Notional Amount	$302	$35	$1,388	$145

December 31, 2020
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$1,523	$238	$6,852	$213
Terminates in 2022	559	35	887	112
Terminates through June 30, 2023	100	—	369	22
Terminates thereafter(1)	28	95	798	394
Total Notional Amount	$2,210	$368	$8,906	$741
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of December 31, 2021.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2021	December 31, 2020
+200 basis-point change above current rates	–2.3%	–3.0%
+100 basis-point change above current rates	–0.9	–1.3
–100 basis-point change below current rates(2)	+0.5	+4.9
–200 basis-point change below current rates(2)	+4.9	+5.2
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2021, are comparable with the estimates as of December 31, 2020, with the exception of the declining 100 basis-point rate scenario. The increase in intermediate and long-term interest rates in the first quarter of 2021 resulted in a larger absolute down 100 basis-point rate shock relative to yearend. Interest rates continue to remain at historically low levels, ranging from 5 basis points for the one-month Treasury bill to 150 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 310% as of December 31, 2021.
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
The Bank’s Risk Appetite Framework incorporates a limit on the sensitivity of projected financial performance to projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 27 basis points in the –200 basis-points scenario, well within the limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	December 31, 2021		December 31, 2020
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$54,121	3	$68,634	4
Liabilities	47,897	3	62,440	3
Net	$6,224	—	$6,194	1
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low-risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2021, was $14.0 billion, including $13.0 billion in MBS and $1.0 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2020, was $17.7 billion, including $15.8 billion in MBS and $1.9 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $12.2 billion, or 87%, of MBS and mortgage loans at December 31, 2021, and $14.2 billion, or 80%, of MBS and mortgage loans at December 31, 2020. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.8 billion, or 13%, of MBS and mortgage loans, at December 31, 2021, and $3.5 billion, or 20%, of MBS and mortgage loans at December 31, 2020.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2021 and 2020.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2021	2020
+200 basis-point change	–0.5%	–1.3%
+100 basis-point change	–0.1	–0.4
–100 basis-point change(2)	–0.2	+2.8
–200 basis-point change(2)	+2.6	+2.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2020, to December 31, 2021, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2021 and 2020.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2021	2020
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$9,983	$21,502
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,905	1,800
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	2,221	3,124
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,716	2,027
Subtotal Economic Hedges(1)			5,842	6,951
Total			15,825	28,453
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	2,169	2,915
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	30	30
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	—	80
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	5,733
Subtotal Economic Hedges(1)			30	5,843
Total			2,199	8,758
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	11,413	180
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	765	750
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	618	—
Subtotal Economic Hedges(1)			1,383	750
Total			12,796	930

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2021	2020
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	50	100
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	16,755	13,192
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	100	250
Total			16,905	13,542
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	7,961	10,463
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Economic Hedge(1)	250	4,200
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	550	780
Subtotal Economic Hedges(1)			800	4,980
Total			8,761	15,443
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	7,130	11,518
Total			7,130	11,518
Stand-Alone Derivatives
Mortgage delivery commitments	N/A	N/A	—	1
Total			—	1
Total Notional Amount			$63,616	$78,645
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2021:
•Trading securities
•AFS securities
•Certain advances
•Derivative assets and liabilities
•Certain consolidated obligation bonds
•Certain other assets
In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.
The total notional amount of derivatives as of December 31, 2021, was $64 billion, of which 50% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021, was $8 million and $5 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. At December 31, 2021, the Bank measured certain mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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
For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses along with the net interest income associated with the securities’ effective yield in net interest income in the Statements of Income. For securities classified as HTM, the previously recorded credit losses in AOCI are accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For securities classified as AFS, the Bank does not accrete the previously recorded credit losses in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value. The total accretion or amortization associated with the previously recorded credit losses was $70 million and $70 million, for the years ended December 31, 2021 and 2020, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $51 million and $59 million for the years ended December 31, 2021 and 2020, respectively.

As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2021, the Bank estimates that it will accrete approximately $139 million of additional interest income associated with the reduction in previously recorded credit losses over the life of the securities. The net accretion of income is likely to continue to be a positive source of net interest income in future periods until the associated MBS mature. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations. This estimate of accretion of additional interest income and effect on future interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.

Recently Issued Accounting Guidance and Interpretations
See “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
There are no recent developments for the fourth quarter of 2021 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.
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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2021, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the board of directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, capital accounts and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest Rate-Related Derivatives and Hedged Items
As described in Notes 14 and 15 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest rate risks. The total notional amount of derivatives as of December 31, 2021 was $64 billion, of which 50% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $8 million and $5 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest rate-related derivatives and hedged items, including controls over the models, data, and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest rate-related derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the swap rates and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 4, 2022
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$55	$174
Interest-bearing deposits	1,125	1,078
Securities purchased under agreements to resell	15,500	7,250
Federal funds sold	5,348	1,880
Trading securities(a)	252	4,260
Available-for-sale (AFS) securities, net of allowance for credit losses of $17 and $21, respectively (amortized cost of $10,009 and $15,456, respectively)(b)	10,332	15,679
Held-to-maturity (HTM) securities (fair values were $3,235 and $5,115, respectively)(a)	3,211	5,081
Advances (includes $1,772 and $2,147 at fair value under the fair value option, respectively)	17,027	30,976
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $4, respectively	980	1,935
Accrued interest receivable	45	82
Derivative assets, net	8	3
Other assets	238	236
Total Assets	$54,121	$68,634
Liabilities:
Deposits	$769	$887
Consolidated obligations:
Bonds (includes $627 and $111 at fair value under the fair value option, respectively)	22,716	44,408
Discount notes	23,987	16,213
Total consolidated obligations	46,703	60,621
Mandatorily redeemable capital stock	3	2
Accrued interest payable	33	24
Affordable Housing Program (AHP) payable	115	120
Derivative liabilities, net	5	12
Other liabilities	269	774
Total Liabilities	47,897	62,440
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
21 shares and 23 shares, respectively	2,061	2,284
Unrestricted retained earnings	3,124	2,919
Restricted retained earnings	708	761
Total Retained Earnings	3,832	3,680
Accumulated other comprehensive income/(loss) (AOCI)	331	230
Total Capital	6,224	6,194
Total Liabilities and Capital	$54,121	$68,634
(a)At December 31, 2021 and 2020, none of these securities were pledged as collateral that may be repledged.
(b)At December 31, 2021 and 2020, $252 and $379, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Interest Income:
Advances	$193	$565	$1,674
Prepayment fees on advances, net	31	33	3
Interest-bearing deposits	2	15	51
Securities purchased under agreements to resell	1	20	174
Federal funds sold	5	17	114
Trading securities	61	83	15
AFS securities	220	243	394
HTM securities	43	109	270
Mortgage loans held for portfolio	42	34	87
Total Interest Income	598	1,119	2,782
Interest Expense:
Consolidated obligations:
Bonds	62	437	1,631
Discount notes	13	169	599
Deposits	1	3	7
Mandatorily redeemable capital stock	—	5	14
Total Interest Expense	76	614	2,251
Net Interest Income	522	505	531
Provision for/(reversal of) credit losses	(6)	26	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	528	479	531
Other Income/(Loss):
Net gain/(loss) on trading securities	(57)	15	(2)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(54)	85	101
Net gain/(loss) on derivatives	37	(152)	(92)
Gain on disgorgement settlement	—	85	—
Standby letters of credit fees	16	20	19
Other, net	8	6	(5)
Total Other Income/(Loss)	(50)	59	21
Other Expense:
Compensation and benefits	93	88	84
Other operating expense	54	60	73
Federal Housing Finance Agency	7	7	7
Office of Finance	6	6	6
Quality Jobs Fund expense	—	—	15
Other, net	(1)	4	2
Total Other Expense	159	165	187
Income/(Loss) Before Assessment	319	373	365
AHP Assessment	32	38	38
Net Income/(Loss)	$287	$335	$327
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net Income/(Loss)	$287	$335	$327
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	96	(45)	53
Net change in pension and postretirement benefits	5	—	3
Net non-credit-related gain/(loss) on AFS securities	—	—	(19)
Net non-credit-related gain/(loss) on HTM securities	—	1	2
Total other comprehensive income/(loss)	101	(44)	39
Total Comprehensive Income/(Loss)	$388	$291	$366
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2018	29	$2,949	$647	$2,699	$3,346	$235	$6,530
Comprehensive income/(loss)			66	261	327	39	366
Issuance of capital stock	12	1,186					1,186
Repurchase of capital stock	(11)	(1,129)					(1,129)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(6)					(6)
Cash dividends paid on capital stock (7.00%)				(206)	(206)		(206)
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			48	287	335	(44)	291
Issuance of capital stock	8	789					789
Repurchase of capital stock	(15)	(1,465)					(1,465)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(40)					(40)
Partial recovery of prior capital distribution to Financing Corporation				40	40		40
Cash dividends paid on capital stock (5.53%)				(159)	(159)		(159)
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	287	287	101	388
Issuance of capital stock	14	1,409					1,409
Repurchase of capital stock	(16)	(1,607)					(1,607)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(25)					(25)
Transfers from restricted retained earnings			(53)	53	—		—
Cash dividends paid on capital stock (5.74%)				(135)	(135)		(135)
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$287	$335	$327
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	79	35	(53)
Provision for/(reversal of) credit losses	(6)	26	—
Change in net fair value of trading securities	57	(15)	2
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	54	(85)	(101)
Change in net derivatives and hedging activities	531	(1,073)	(319)
Other adjustments, net	7	8	23
Net change in:
Accrued interest receivable	39	62	(3)
Other assets	(12)	(19)	(23)
Accrued interest payable	9	(140)	1
Other liabilities	(4)	(34)	(5)
Total adjustments	754	(1,235)	(478)
Net cash provided by/(used in) operating activities	1,041	(900)	(151)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(52)	1,497	165
Securities purchased under agreements to resell	(8,250)	(250)	300
Federal funds sold	(3,468)	1,682	283
Trading securities:
Proceeds from maturities and paydowns	3,951	1	656
Purchases	—	(2,480)	(1,763)
AFS securities:
Proceeds from maturities and paydowns	8,797	2,853	616
Purchases	(4,275)	(2,025)	(8,739)
HTM securities:
Proceeds from maturities and paydowns	1,868	2,466	3,549
Advances:
Repaid	257,403	494,273	1,258,362
Originated	(243,923)	(459,523)	(1,249,955)
Mortgage loans held for portfolio:
Principal collected	958	1,777	968
Purchases	(7)	(463)	(1,253)
Other investing activities, net	—	(3)	(38)
Net cash provided by/(used in) investing activities	13,002	39,805	3,151

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(20)	375	256
Net change in borrowings from other Federal Home Loan Banks	—	—	(250)
Net (payments)/proceeds on derivative contracts with financing elements	(35)	(167)	82
Net proceeds from issuance of consolidated obligations:
Bonds	17,888	54,657	75,458
Discount notes	78,977	111,474	144,800
Payments for matured and retired consolidated obligations:
Bonds	(39,417)	(81,633)	(76,433)
Discount notes	(71,198)	(122,584)	(146,564)
Proceeds from issuance of capital stock	1,409	789	1,186
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24)	(176)	(95)
Payments for repurchase of capital stock	(1,607)	(1,465)	(1,129)
Cash dividends paid	(135)	(159)	(206)
Partial recovery of prior capital distribution to Financing Corporation	—	40	—
Net cash provided by/(used in) financing activities	(14,162)	(38,849)	(2,895)
Net increase/(decrease) in cash and due from banks	(119)	56	105
Cash and due from banks at beginning of the period	174	118	13
Cash and due from banks at end of the period	$55	$174	$118
Supplemental Disclosures:
Interest paid	$94	$753	$2,289
AHP payments	37	70	70
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	2	3	1
Transfers of capital stock to mandatorily redeemable capital stock	25	40	6
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
The Bank classifies certain investments as trading. These securities are held for liquidity purposes and carried at fair value with changes in the fair value of these investments recorded in other income/(loss). The Bank does not participate in speculative trading practices and holds these investments indefinitely as the Bank periodically evaluates its liquidity needs.

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
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2021, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
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
Advance Modifications. In cases in which the Bank funds an advance concurrent with or within a short period of time before or after the prepayment of a previous advance to the same member, at market rates, the subsequent advance is accounted for as a new advance. The Bank does not issue advances at non-market rates. If a member makes a request for a modification to an existing advance, the Bank compares the present value of the cash flows on the modified advance to the present value of the cash flows remaining on the original advance. If there is less than a 10% difference in the present value of the cash flows or if the Bank concludes that the difference between the advances is not more than minor based on a qualitative assessment of the modifications made to the previous advance's contractual terms, then the subsequent advance is accounted for as a modification. Modification requests with a difference in cash flows that is more than minor are not accepted by the Bank.
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
For prepaid advances that are hedged and meet the hedge accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If a new advance represents a modification of an original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in interest income on advances. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.
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
Mortgage Loans Held for Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. In addition, the Bank facilitated the purchase of conforming fixed rate mortgage loans from members for concurrent sale to Fannie Mae under the MPF Xtra® product. When members sold loans under the MPF Xtra product, the loans were sold to a third-party investor and were not recorded on the Bank’s Statements of Condition. (“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.) On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. On March 31, 2021, the Bank closed all

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

remaining open commitments to purchase mortgage loans for its own portfolio under the MPF Original product, and by June 30, 2021, the Bank no longer facilitated the purchase of mortgage loans under the MPF Xtra product.
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
The Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. The Bank measures expected credit losses on mortgage loans on a loan-level basis, factoring in the credit enhancement structure at the master commitment level.
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
A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating financial institution is reported 90 days or more past due or when the loan is in foreclosure. Loans that are on nonaccrual status and that are considered collateral-dependent are measured for credit losses based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral; that is, if it is considered likely that the borrower will default and there is no credit enhancement to offset losses under the master commitment, or the collectability or availability of credit enhancement is deemed to be uncertain. Collateral-dependent loans are credit deteriorated if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan.
When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.
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
For all mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less costs to sell, the excess is charged off by the end of the period.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 6 – Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans.
Other Fees. Letter of credit fees are recorded as other income/(loss) over the term of the letter of credit.
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
Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability (hedged item) that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains and losses on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains and losses, which include net interest settlements. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in Accumulated Other Comprehensive Income (AOCI) as “Net unrealized gain/(loss) on AFS securities.” The Bank hedges the benchmark risk component of cash flows in a fair value hedge.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. Changes in the fair value of these non-qualifying hedges are recorded in other income/(loss) as “Net gain/(loss) on derivatives.” In addition, the net settlements associated with these non-qualifying hedges are recorded in other income/(loss) as “Net gain/(loss) on derivatives.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.
The net settlements of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying hedged item. The net settlements of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income/(loss) as “Net gain/(loss) on derivatives.”
The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; (vi) a critical term on the hedged item changes; or (vii) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract.
Premises, Software, and Equipment. Premises, software, and equipment are included in Other Assets on the Statement of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2021 and 2020, premises, software, and equipment were $32 and $39, respectively, which was net of accumulated depreciation and amortization of $74 and $76, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $7 for 2021, $7 for 2020, and $9 for 2019.
Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.
Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $5, $13, and $11, in 2021, 2020, and 2019, respectively.
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
Note 2 — Recently Issued Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as held-to-maturity (HTM).	This guidance is effective immediately for the Bank, and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and has elected some of the optional expedients and exceptions provided. In particular, during the fourth quarter of 2020, the Bank elected optional expedients specific to the discounting transition for cleared derivative transactions on a retrospective basis, which did not have a material effect. Additionally, the Bank elected optional expedients related to the discounting transition for uncleared derivative transactions on a prospective basis during 2021, which did not have a material effect.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $85 for 2021 and $134 for 2020.
Note 4 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At December 31, 2021 and 2020, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2021 and 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2021 and 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude de minimis amounts of accrued interest receivable as of December 31, 2021 and 2020.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2021 and 2020. The carrying value of securities purchased under agreements excludes de minimis amounts of accrued interest receivable as of December 31, 2021 and 2020.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Trading Securities. The estimated fair value of trading securities as of December 31, 2021 and 2020, was as follows:

	2021	2020
U.S. obligations – Treasury notes	$250	$4,257
MBS – Other U.S. obligations – Ginnie Mae	2	3
Total	$252	$4,260
The net gain/(loss) on trading securities was $(57), $15, and $(2) for the years ended December 31, 2021, 2020, and 2019, respectively, of which $(6), $15, and $(2) related to unrealized gain/(loss) on trading securities held at December 31, 2021, 2020, and 2019, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.
Available-for-Sale Securities. AFS securities by major security type as of December 31, 2021 and 2020, were as follows:

December 31, 2021
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$503	$—	$1	$—	$504
MBS:
Government Sponsored Enterprises (GSEs) – multifamily:
Freddie Mac	787	—	24	—	811
Fannie Mae	7,269	—	140	—	7,409
Subtotal MBS – GSEs – multifamily	8,056	—	164	—	8,220
PLRMBS:
Prime	134	(1)	12	—	145
Alt-A	1,316	(16)	167	(4)	1,463
Subtotal PLRMBS	1,450	(17)	179	(4)	1,608
Total MBS	9,506	(17)	343	(4)	9,828
Total	$10,009	$(17)	$344	$(4)	$10,332

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury securities:
U.S. Treasury notes	$2,980	$—	$3	$—	$2,983
U.S. Treasury bills	2,000	—	—	—	2,000
Total U.S. obligations – Treasury securities	4,980	—	3	—	4,983
MBS:
GSEs – multifamily:
Freddie Mac	833	—	18	—	851
Fannie Mae	7,744	—	72	(6)	7,810
Subtotal MBS – GSEs – multifamily	8,577	—	90	(6)	8,661
PLRMBS:
Prime	174	(1)	9	—	182
Alt-A	1,725	(20)	168	(20)	1,853
Subtotal PLRMBS	1,899	(21)	177	(20)	2,035
Total MBS	10,476	(21)	267	(26)	10,696
Total	$15,456	$(21)	$270	$(26)	$15,679
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $29 and $46 at December 31, 2021 and 2020, respectively.
At December 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $59, discounts of $41, and credit-related OTTI of $405 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as AFS included premiums of $65, discounts of $47, and credit-related OTTI of $486 for AFS securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
The following tables summarize the AFS securities with unrealized losses as of December 31, 2021 and 2020. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$6	$—	$6	$—
Alt-A	19	—	146	4	165	4
Total	$19	$—	$152	$4	$171	$4

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$501	$—	$—	$—	$501	$—
MBS – GSEs – multifamily – Fannie Mae	731	6	222	—	953	6
PLRMBS:
Prime	4	—	7	—	11	—
Alt-A	151	7	168	13	319	20
Subtotal PLRMBS	155	7	175	13	330	20
Total	$1,387	$13	$397	$13	$1,784	$26
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2021 and 2020, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2021
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS – Due in 1 year or less	$503	$504
MBS	9,506	9,828
Total	$10,009	$10,332

December 31, 2020
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$4,469	$4,470
Due after 1 year through 5 years	511	513
Subtotal	4,980	4,983
MBS	10,476	10,696
Total	$15,456	$15,679
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$113	$2	$—	$115
MBS – GSEs – single-family:
Freddie Mac	207	4	—	211
Fannie Mae	804	12	(1)	815
Subtotal MBS – GSEs – single-family	1,011	16	(1)	1,026
MBS – GSEs – multifamily:
Freddie Mac	1,177	4	—	1,181
Fannie Mae	693	1	(1)	693
Subtotal MBS – GSEs – multifamily	1,870	5	(1)	1,874
Subtotal MBS – GSEs	2,881	21	(2)	2,900
PLRMBS:
Prime	140	1	(1)	140
Alt-A	77	4	(1)	80
Subtotal PLRMBS	217	5	(2)	220
Total	$3,211	$28	$(4)	$3,235

December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$261	$7	$—	$268
MBS – GSEs – single-family:
Freddie Mac	511	11	—	522
Fannie Mae	1,229	21	(1)	1,249
Subtotal MBS – GSEs – single-family	1,740	32	(1)	1,771
MBS – GSEs – multifamily:
Freddie Mac	1,844	2	(2)	1,844
Fannie Mae	945	—	(1)	944
Subtotal MBS – GSEs – multifamily	2,789	2	(3)	2,788
Subtotal MBS – GSEs	4,529	34	(4)	4,559
PLRMBS:
Prime	185	—	(4)	181
Alt-A	106	3	(2)	107
Subtotal PLRMBS	291	3	(6)	288
Total	$5,081	$44	$(10)	$5,115
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $2 and $5 at December 31, 2021 and 2020, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3, discounts of $4, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020. At December 31, 2020, the amortized cost of the Bank’s MBS classified as HTM included premiums of $5, discounts of $6, and credit-related OTTI of $6 for HTM securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the years ended December 31, 2021 and 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the years ended December 31, 2021 and 2020. Under the previous accounting methodology of security impairment, the Bank recognized credit-related net OTTI loss of $11 during the year ended December 31, 2019.

	2021	2020
Balance, beginning of the period	$21	$—
(Charge-offs)/recoveries	(1)	(4)
Provision for/(reversal of) credit losses	(3)	25
Balance, end of the period	$17	$21
To evaluate investment securities for credit loss at December 31, 2021 and 2020, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2021 and 2020, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At December 31, 2021 and 2020, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of GSE or other U.S. obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2021 and 2020, approximately 5% and 6%, respectively, of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For securities with an OTTI recognized pursuant to the impairment guidance in effect prior to January 1, 2020 (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of December 31, 2021, use significant inputs that include the weighted average percentage based on unpaid principal balance of prepayment rates, 11.6%; default rates, 7.5%; and loss severities, 54.9%. The weighted average percentage based on unpaid principal balance of the related current credit enhancement for these securities was 8.3% as of December 31, 2021.
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
The total net accretion recognized in interest income associated with PLRMBS that were other-than-temporarily impaired prior to January 1, 2020, totaled $70, $70, and $78 for the years ended December 31, 2021, 2020, and 2019, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities total $51, $59, and $61 for the years ended December 31, 2021, 2020, and 2019, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $2, $3, and $1 in 2021, 2020, and 2019, respectively.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $3 in 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government. The Bank recorded a provision for credit losses on its PLRMBS portfolio of $25 in 2020, primarily resulting from declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

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
Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.13% to 8.57% at December 31, 2021, and 0.00% to 8.57% at December 31, 2020, as summarized below.

	2021		2020
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$4,129	0.85%	$11,862	1.65%
After 1 year through 2 years	2,744	1.52	6,399	1.61
After 2 years through 3 years	3,092	1.59	4,321	2.10
After 3 years through 4 years	2,618	1.31	2,704	1.79
After 4 years through 5 years	3,063	1.90	3,278	1.26
After 5 years	1,212	2.12	1,774	1.79
Total par value	16,858	1.45%	30,338	1.68%
Valuation adjustments for hedging activities	103		509
Valuation adjustments under fair value option	66		130
Unamortized discounts	—		(1)
Total	$17,027		$30,976
(1)Carrying amounts exclude accrued interest receivable of $5 and $6 at December 31, 2021 and 2020, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with full prepayment symmetry outstanding totaling $9,027 at December 31, 2021, and $19,919 at December 31, 2020. The Bank had advances with partial prepayment symmetry outstanding totaling $1,436 at December 31, 2021, and $1,817 at December 31, 2020. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $70 at December 31, 2021, and $1,100 at December 31, 2020.
The Bank had putable advances totaling $220 at December 31, 2021, and $220 at December 31, 2020. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2021 and 2020, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
	2021	2020	2021	2020
Within 1 year	$4,199	$12,962	$4,349	$12,082
After 1 year through 2 years	2,744	5,299	2,744	6,399
After 2 years through 3 years	3,042	4,321	3,092	4,321
After 3 years through 4 years	2,618	2,704	2,618	2,704
After 4 years through 5 years	3,063	3,278	3,063	3,278
After 5 years	1,192	1,774	992	1,554
Total par value	$16,858	$30,338	$16,858	$30,338
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at December 31, 2021 and 2020. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2021 and 2020.

December 31, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$3,700	22%	$115	28%
MUFG Union Bank, National Association	2,050	12	103	25
First Technology Federal Credit Union(2)	1,819	11	28	7
Luther Burbank Savings(2)	752	5	14	4
Pacific Premier Bank	550	3	—	—
Subtotal	8,871	53	260	64
Others	7,987	47	147	36
Total par value	$16,858	100%	$407	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$11,755	39%	$254	29%
MUFG Union Bank, National Association	4,575	15	173	20
First Technology Federal Credit Union(2)	1,292	4	43	5
CIT Bank, National Association	1,100	3	23	3
Luther Burbank Savings(2)	807	3	21	2
Subtotal	19,529	64	514	59
Others	10,809	36	353	41
Total par value	$30,338	100%	$867	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    An officer or director of the member was a Bank director.
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
In addition, the Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada, in accordance with federal law and Finance Agency regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2021 and 2020, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent.

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
At December 31, 2021 and 2020, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during 2021 or 2020.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2021, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of December 31, 2021 and 2020.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2021 and 2020, are detailed below:

	2021	2020
Par value of advances:
Fixed rate:
Due within 1 year	$2,768	$11,044
Due after 1 year	12,729	17,126
Total fixed rate	15,497	28,170
Adjustable rate:
Due within 1 year	1,361	818
Due after 1 year	—	1,350
Total adjustable rate	1,361	2,168
Total par value	$16,858	$30,338
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2021 or 2020. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected in the Statements of Income for the years ended December 31, 2021, 2020, and 2019, as follows:

	2021	2020	2019
Prepayment fees received/(paid)	$47	$142	$9
Fair value adjustments	(16)	(109)	(6)
Net	$31	$33	$3
Advance principal prepaid	$9,929	$26,741	$6,760

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Mortgage Loans Held for Portfolio
The following table presents information as of December 31, 2021 and 2020, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2021	2020
Fixed rate medium-term mortgage loans	$18	$27
Fixed rate long-term mortgage loans	936	1,879
Subtotal	954	1,906
Unamortized premiums	28	35
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio(1)	981	1,939
Less: Allowance for credit losses	(1)	(4)
Total mortgage loans held for portfolio, net	$980	$1,935
(1)Excludes accrued interest receivable of $6 and $10 at December 31, 2021 and 2020, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2021 and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total MPF	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%

December 31, 2020
	Origination Year
Payment Status	2016 to 2020	Prior to 2016	Amortized Cost(1)
30 – 59 days delinquent	$20	$2	$22
60 – 89 days delinquent	5	2	7
90 days or more delinquent	95	9	104
Total past due	120	13	133
Total current loans	1,628	178	1,806
Total MPF(5)	$1,748	$191	$1,939
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$104
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			5.34%
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
(3)    At December 31, 2021 and 2020, $21 and $62, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
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
Allowance for Credit Losses on MPF Loans. MPF loans are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowances for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At December 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 8.4% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. At December 31, 2020, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.8% over a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

three-year forecast horizon based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2021 and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2021, 2020, and 2019.

	For the Years Ended
	2021	2020
Balance, beginning of the period	$4	$—
Adjustment for cumulative effect of accounting change	—	3
Provision for/(reversal of) credit losses	(3)	1
Balance, end of the period	$1	$4
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see Note 1 – Summary of Significant Accounting Policies.

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
Deposits and interest rate payment terms for deposits as of December 31, 2021 and 2020, were as follows:

	2021		2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$722	0.01%	$732	0.01%
Fixed rate	18	0.01	16	0.01
Total interest-bearing deposits	740		748
Non-interest-bearing deposits	29		139
Total	$769		$887

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
The par value of the outstanding consolidated obligations of the FHLBanks was $652,862 at December 31, 2021, and $746,772 at December 31, 2020. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2021, the Bank had qualifying assets totaling $53,623, and the Bank’s participation in consolidated obligations outstanding was $46,703.
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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2021 and 2020.

	2021		2020
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$7,349	0.18%	$34,542	0.23%
After 1 year through 2 years	1,757	0.67	6,923	0.21
After 2 years through 3 years	4,230	0.63	751	1.00
After 3 years through 4 years	1,855	0.72	677	0.67
After 4 years through 5 years	5,368	0.89	185	0.82
After 5 years	2,303	1.42	1,311	2.24
Total par value	22,862	0.64%	44,389	0.31%
Unamortized premiums	3		10
Unamortized discounts	(4)		(5)
Valuation adjustments for hedging activities	(139)		13
Fair value option valuation adjustments	(6)		1
Total	$22,716		$44,408
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $14,620 at December 31, 2021, and $3,140 at December 31, 2020. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $12,796 at December 31, 2021, and $930 at December 31, 2020. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at December 31, 2021 and 2020, was as follows:

	2021	2020
Par value of consolidated obligation bonds:
Non-callable	$8,242	$41,249
Callable	14,620	3,140
Total par value	$22,862	$44,389
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2021 and 2020, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	2021	2020
Within 1 year	$21,770	$36,667
After 1 year through 2 years	969	7,228
After 2 years through 3 years	72	396
After 3 years through 4 years	—	47
After 4 years through 5 years	3	—
After 5 years	48	51
Total par value	$22,862	$44,389
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2021		2020
	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$23,989	0.04%	$16,217	0.12%
Unamortized discounts	(2)		(4)
Total	$23,987		$16,213
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2021 and 2020, are detailed in the following table.

	2021	2020
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,654	$6,632
Adjustable rate	5,575	37,712
Step-up	633	45
Total bonds, par value	22,862	44,389
Discount notes, par value	23,989	16,217
Total consolidated obligations, par value	$46,851	$60,606
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2021 or 2020. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2021, 2020, or 2019. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2021, 2020, or 2019.

The Bank’s total AHP assessments equaled $32, $38, and $38 during 2021, 2020, and 2019, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2021	2020	2019
Balance, beginning of the period	$120	$152	$182
AHP assessments	32	38	38
AHP voluntary contributions	—	—	2
AHP grant payments	(37)	(70)	(70)
Balance, end of the period	$115	$120	$152

All subsidies were distributed in the form of direct grants in 2021, 2020, and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2021, 2020, and 2019:

	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2018	$(32)	$287	$(3)	$(17)	$235
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				3	3
Non-credit-related OTTI loss		(6)	—		(6)
Net change in fair value	53	(16)			37
Accretion of non-credit-related OTTI loss			2		2
Reclassification from other comprehensive income/(loss) to net income/(loss):
Non-credit-related OTTI to credit-related OTTI		3	—		3
Net current period other comprehensive income/(loss)	53	(19)	2	3	39
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss) before reclassifications:
Net change in fair value	(45)	—			(45)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(45)	—	1	—	(44)
Adoption of ASU 2016-13, as amended(1)	268	(268)	—	—	—
Balance, December 31, 2020	$244	$—	$—	$(14)	$230
Other comprehensive income/(loss) before reclassifications:
Net change in pension and postretirement benefits				5	5
Net change in fair value	96	—			96
Net current period other comprehensive income/(loss)	96	—	—	5	101
Balance, December 31, 2021	$340	$—	$—	$(9)	$331
(1)    With the adoption of changes to accounting standards on measurement of credit losses for financial instruments on January 1, 2020, OTTI assessment was replaced with an evaluation for an allowance for credit loss (see Note 1 – Summary of Significant Accounting Policies for further information).

Note 11 — Capital
Capital Requirements. The Bank issues only one class of capital stock, Class B stock, with a par value of $100 per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess capital stock at any time. (See “Excess Capital Stock” below for more information.) The capital stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount that is greater than or equal to its risk-based capital requirement.
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2021 and 2020, the Bank complied with this capital guidance.
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
The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.
As of December 31, 2021 and 2020, the Bank complied with these capital rules and requirements as shown in the following table.

	2021		2020
	Required	Actual	Required	Actual
Risk-based capital	$1,054	$5,896	$1,404	$5,966
Total regulatory capital	$2,165	$5,896	$2,745	$5,966
Total regulatory capital ratio	4.00%	10.89%	4.00%	8.69%
Leverage capital	$2,706	$8,844	$3,432	$8,949
Leverage ratio	5.00%	16.34%	5.00%	13.04%
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
A member's activity-based capital stock requirement is the sum of 2.7% of the member's outstanding advances, plus 0.1% of notional balances for outstanding letters of credit, plus 0.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

range of 2.0% to 5.0% of the member's outstanding advances, a range of 0.1% to 1.0% of the member’s outstanding letters of credit, and a range of 0.0% to 5.0% of any portion of any mortgage loan purchased and held by the Bank.
Any member may withdraw from membership and, subject to certain statutory and regulatory restrictions, have its capital stock redeemed after giving the required notice. Members that withdraw from membership may not reapply for membership for five years, in accordance with Finance Agency rules.
Mandatorily Redeemable Capital Stock. The Bank has a cooperative ownership structure under which members, former members, and certain other nonmembers own the Bank’s capital stock. Former members and certain other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the relevant five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank's capital requirements. Capital stock cannot be issued, repurchased, redeemed, or transferred except between the Bank and its members (or their affiliates and successors) at the capital stock's par value of $100 per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
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
The Bank had mandatorily redeemable capital stock totaling $3 outstanding to three institutions at December 31, 2021, and $2 outstanding to three institutions at December 31, 2020. The change in mandatorily redeemable capital stock for the years ended December 31, 2021, 2020, and 2019, was as follows:

	2021	2020	2019
Balance at the beginning of the period	$2	$138	$227
Reclassified from/(to) capital during the period	25	40	6
Repurchase/redemption of mandatorily redeemable capital stock	(24)	(176)	(95)
Balance at the end of the period	$3	$2	$138
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of a de minimis amount, $5, and $14 for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2021 and 2020.

Contractual Redemption Period	2021	2020
After 4 years through 5 years	$2	$—
Past contractual redemption date because of remaining activity(1)	1	2
Total	$3	$2
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the relevant five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to fifty cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member's capital stock because following the redemption the member would fail to meet its minimum capital stock requirement), the member is charged a fee equal to one dollar multiplied by the number of shares of capital stock affected. In certain cases, the board of directors may waive a cancellation fee for bona fide business purposes.
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
The Bank’s board of directors reviews the Framework at least annually and may amend the Framework from time to time. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend policy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 310% as of December 31, 2021.
In addition, the Bank monitors its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $1,500 to $2,900 during 2020 and 2021. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2022, the required level of retained earnings was increased from $1,500 to $1,728. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement, and no further allocations of net income into restricted retained earnings are required until such time as the allocation requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $53 from restricted retained earnings to unrestricted retained earnings during 2021. The Bank’s restricted retained earnings totaled $708 and $761 at December 31, 2021 and 2020, respectively. The Bank’s unrestricted retained earnings totaled $3,124 and $2,919 at December 31, 2021 and 2020, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $120, or 0.22% of total assets as of December 31, 2021. Excess capital stock totaled $161, or 0.23% of total assets as of December 31, 2020.
In 2021, the Bank paid dividends at an annualized rate of 5.74%, totaling $135, including $135 in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In 2020, the Bank paid dividends at an annualized rate of 5.53%, totaling $164, including $159 in dividends on capital stock and $5 in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 16, 2022, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2021 at an annualized rate of 6.00%, totaling $35. The Bank recorded the dividend on February 16, 2022, and expects to pay the dividend on March 10, 2022.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $1,630 and $1,641 in excess capital stock during 2021 and 2020, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2021 and 2020, the Bank redeemed $1 and a de minimis amount, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, as of December 31, 2021. First Republic Bank held $354, or 16%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2020. No other institution held 10% or more of the Bank’s outstanding capital stock as of December 31, 2020.
Note 12 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2021 and 2020, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.
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
•Deferred Compensation Plan, a non-qualified retirement plan available to all eligible Bank employees, which provides make-up retirement benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits vest according to the corresponding provisions of the Cash Balance Plan. See below for further discussion of the defined contribution portion of the Deferred Compensation Plan.
Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees that meet certain eligibility criteria. Changes in health care cost trend rates will not have a material effect on the Bank's accumulated postretirement benefit obligation or service and interest costs because benefit plan premiums are generally paid by the retirees.
The following table presents the fair value of plan assets as well as the funded status that is recognized in other assets/(liabilities) in the Statements of Condition for the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan at December 31, 2021 and 2020.

	2021			2020
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Fair value of plan assets	$93	$—	$—	$86	$—	$—
Funded status	12	(17)	(2)	7	(21)	(2)
Amounts recognized in AOCI at December 31, 2021 and 2020, consist of:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2021			2020
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$8	$2	$(1)	$14	$1	$(1)
The following table presents information for retirement plans with assets in excess of benefit obligations and for retirement plans with benefit obligations in excess of plan assets at December 31, 2021 and 2020.

	2021			2020
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$81	$17	$2	$79	$21	$2
Accumulated benefit obligation	81	16	2	78	20	2
Fair value of plan assets	93	—	—	86	—	—
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 2.25% for 2021 and 1.75% for 2020. The discount rate used to determine the benefit obligations for the post-retirement health benefit plan was 2.50% for 2021 and 2.25% for 2020.
The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2021 and 2020, by asset category. See Note 15 – Fair Value for further information regarding the three levels of fair value measurement.

	2021				2020
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Equity mutual funds	58	—	—	58	55	—	—	55
Fixed income mutual funds	27	—	—	27	23	—	—	23
Real estate mutual funds	4	—	—	4	4	—	—	4
Other mutual funds	3	—	—	3	3	—	—	3
Total	$93	$—	$—	$93	$86	$—	$—	$86
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
The Cash Balance Plan's weighted average asset allocation at December 31, 2021 and 2020, by asset category was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Asset Category	2021	2020
Cash and cash equivalents	1%	2%
Equity mutual funds	63	64
Fixed income mutual funds	29	27
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%
The Bank made no contributions in 2021 and expects to contribute $3 in 2022 to the Cash Balance Plan. The Bank contributed $6 in 2021 and expects to contribute $1 in 2022 to the non-qualified defined benefit plans and postretirement health benefit plan.
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2022	$5	$1	$—
2023	4	3	—
2024	4	3	—
2025	5	1	—
2026	28	4	—
2027 – 2031	23	8	1
Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3, $3, and $2 during the years ended December 31, 2021, 2020, and 2019, respectively.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2021, 2020, and 2019, were de minimis.
Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2021, 2020, and 2019, was $64, $57, and $49, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for its employees, including senior officers. Other liabilities include $14 and $17 for incentive compensation at December 31, 2021 and 2020, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Segment Information
The Bank uses an analysis of financial results based on the financial components and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and determine financial management strategies related to the operations of these two business segments. For purposes of segment reporting, adjusted net interest income includes income and expense associated with net settlements from economic hedges that are recorded in “Net gain/(loss) on derivatives” in other income/(loss), excludes interest income and expense associated with changes in fair value from fair value hedges that are recorded in the same line as the earnings effect of the hedged item, and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” AHP assessments are not included in the segment reporting analysis but are incorporated into the Bank’s overall assessment of financial performance.
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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2021, 2020, and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business(1)	Mortgage- Related Business(2)	Adjusted Net Interest Income(1)	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(1)(3)	Income/(Expense) on Economic Hedges(4)	Interest Expense on Mandatorily Redeemable Capital Stock(5)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
2021	$198	$258	$456	$(1)	$(71)	$—	$528	$(50)	$159	$319
2020	267	208	475	74	(83)	5	479	59	165	373
2019	312	256	568	39	(16)	14	531	21	187	365
(1)    Amounts have been corrected to properly disclose the classification of amortization of basis adjustments and certain fees on prepaid advances within adjusted net interest income of the advances-related business segment and within amortization of basis adjustments. The Bank previously disclosed in “Note 10 - Segment Information” in the Bank’s 2020 Form 10-K adjusted net interest income totaling $455 and $563 for the years ended December 31, 2020 and 2019, respectively. These amounts should have been disclosed as $475 and $568, respectively. These revisions had no effect on total assets, net interest income, or net income of the Bank reported for all affected periods.
(2)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $70, $70, and $78 for the years ended December 31, 2021, 2020, and 2019 respectively. The mortgage-related business includes a provision for/(reversal of) credit losses totaled $(6) and $26 for the years ended December 31, 2021 and 2020, respectively. The mortgage-related business does not include credit-related net OTTI loss of $11 for the year ended December 31, 2019.
(3)    Represents amortization of amounts deferred for adjusted net interest income purposes only and changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges recorded in net interest income.
(4)    The Bank includes income and expense associated with net settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income/(loss) in “Net gain/(loss) on derivatives.”
(5)    The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.
The following table presents total assets by operating segment at December 31, 2021, 2020, and 2019.

	Advances- Related Business	Mortgage- Related Business	Total Assets
December 31, 2021	$40,064	$14,057	$54,121
December 31, 2020	50,876	17,758	68,634
December 31, 2019	85,709	21,133	106,842

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
The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading or AFS by entering into interest rate exchange agreements that offset the changes in fair value or cash flows of the securities. Hedge relationships that involve trading securities are designated as economic hedges, while hedge relationships that involve AFS securities are designated as fair value hedges. For trading securities that have been designated as an economic hedge, the market value changes of both the trading securities and the associated interest rate exchange agreements are included in other income/(loss) in the Statements of Income.

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2021 and 2020. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	2021			2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$31,526	$223	$148	$35,060	$88	$128
Total	31,526	223	148	35,060	88	128
Derivatives not designated as hedging instruments:
Interest rate swaps	31,540	2	21	42,804	4	16
Interest rate caps and floors	550	—	—	780	—	—
Mortgage delivery commitments	—	—	—	1	—	—
Total	32,090	2	21	43,585	4	16
Total derivatives before netting and collateral adjustments	$63,616	225	169	$78,645	92	144
Netting adjustments and cash collateral(1)		(217)	(164)		(89)	(132)
Total derivative assets and total derivative liabilities		$8	$5		$3	$12
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $77 and $72 at December 31, 2021 and 2020, respectively. Cash collateral received, including accrued interest, was $130 and $30 at December 31, 2021 and 2020, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2021, 2020, and 2019.

	2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$193	$220	$(62)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$175	$309	$(87)
Hedged items	(368)	(374)	152
Net gain/(loss) on fair value hedging relationships	(193)	(65)	65
Net amortization of gain on discontinued fair value hedging relationships	(22)	(108)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(215)	$(173)	$65

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$565	$243	$(437)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(687)	$(866)	$27
Hedged items	387	678	(4)
Net gain/(loss) on fair value hedging relationships	(300)	(188)	23
Net amortization of gain on discontinued fair value hedging relationships	(5)	(50)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(305)	$(238)	$23

	2019
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,674	$394	$(1,631)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(225)	$(377)	$41
Hedged items	240	341	(57)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$15	$(36)	$(16)
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2021 and 2020.

	2021			2020
	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$13,613	$8,559	$(13,557)	$23,605	$11,557	$(3,645)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(15)	$(329)	$139	$477	$43	$(13)
Discontinued hedging relationships included in amortized cost	118	901	—	32	1,016	—
Total amount of fair value hedging basis adjustments	$103	$572	$139	$509	$1,059	$(13)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the years ended December 31, 2021, 2020, and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2021	2020	2019
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$108	$(73)	$(79)
Interest rate caps and floors	—	—	(2)
Net settlements	(71)	(83)	(16)
Mortgage delivery commitments	—	3	4
Total net gain/(loss) related to derivatives not designated as hedging instruments	37	(153)	(93)
Price alignment amount(1)	—	1	1
Net gain/(loss) on derivatives	$37	$(152)	$(92)
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2021, was $64, for which the Bank had posted cash collateral of $62 in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2021 and 2020.

	2021
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$224	$(224)	$—	$—	$—
Cleared	1	7	8	(252)	260
Total			$8		$260
Derivative Liabilities
Uncleared	$161	$(156)	$5	$—	$5
Cleared	8	(8)	—	—	—
Total			$5		$5

	2020
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$85	$(85)	$—	$—	$—
Cleared	7	(4)	3	(379)	382
Total			$3		$382
Derivative Liabilities
Uncleared	$124	$(114)	$10	$—	$10
Cleared	20	(18)	2	—	2
Total			$12		$12
Note 15 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2021 and 2020. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2021 and 2020. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	2021
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	5,348	5,348	—	5,348	—	—
Trading securities	252	252	—	252	—	—
AFS securities	10,332	10,332	—	8,724	1,608	—
HTM securities	3,211	3,235	—	3,015	220	—
Advances	17,027	17,072	—	17,072	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	980	981	—	981	—	—
Accrued interest receivable	45	45	—	45	—	—
Derivative assets, net(2)	8	8	—	225	—	(217)
Other assets(3)	25	25	25	—	—	—
Liabilities
Deposits	769	769	—	769	—	—
Consolidated obligations:
Bonds	22,716	22,635	—	22,635	—	—
Discount notes	23,987	23,986	—	23,986	—	—
Total consolidated obligations	46,703	46,621	—	46,621	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	33	33	—	33	—	—
Derivative liabilities, net(2)	5	5	—	169	—	(164)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2020
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$174	$174	$174	$—	$—	$—
Interest-bearing deposits	1,078	1,078	1,078	—	—	—
Securities purchased under agreements to resell	7,250	7,250	—	7,250	—	—
Federal funds sold	1,880	1,880	—	1,880	—	—
Trading securities	4,260	4,260	—	4,260	—	—
AFS securities	15,679	15,679	—	13,644	2,035	—
HTM securities	5,081	5,115	—	4,827	288	—
Advances	30,976	31,166	—	31,166	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,935	1,941	—	1,941	—	—
Accrued interest receivable	82	82	—	82	—	—
Derivative assets, net(2)	3	3	—	92	—	(89)
Other assets(3)	22	22	22	—	—	—
Liabilities
Deposits	887	887	—	887	—	—
Consolidated obligations:
Bonds	44,408	44,457	—	44,457	—	—
Discount notes	16,213	16,214	—	16,214	—	—
Total consolidated obligations	60,621	60,671	—	60,671	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	24	24	—	24	—	—
Derivative liabilities, net(2)	12	12	—	144	—	(132)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2021:
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
As of December 31, 2021, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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
The Bank’s primary inputs for measuring the fair value of advances recorded under the fair value option are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. The Bank obtains market-observable inputs for complex advances recorded under the fair value option. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. The Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The Bank also did not adjust its fair value measurement of advances recorded under the fair value option for creditworthiness primarily because advances were fully collateralized.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2021 and 2020, by level within the fair value hierarchy.

December 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$250	$—	$—	$250
MBS – Other U.S. obligations – Ginnie Mae	—	2	—	—	2
Total trading securities	—	252	—	—	252
AFS securities:
U.S. obligations – Treasury securities	—	504	—	—	504
MBS:
GSEs – multifamily	—	8,220	—	—	8,220
PLRMBS	—	—	1,608	—	1,608
Subtotal MBS	—	8,220	1,608	—	9,828
Total AFS securities	—	8,724	1,608	—	10,332
Advances(2)	—	1,772	—	—	1,772
Derivative assets, net: interest rate-related	—	225	—	(217)	8
Other assets	25	—	—	—	25
Total recurring fair value measurements – Assets	$25	$10,973	$1,608	$(217)	$12,389
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$627	$—	$—	$627
Derivative liabilities, net: interest rate-related	—	169	—	(164)	5
Total recurring fair value measurements – Liabilities	$—	$796	$—	$(164)	$632
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2020
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$4,257	$—	$—	$4,257
MBS – Other U.S. obligations – Ginnie Mae	—	3	—	—	3
Total trading securities	—	4,260	—	—	4,260
AFS securities:
U.S. obligations – Treasury securities	—	4,983	—	—	4,983
MBS:
GSEs – multifamily	—	8,661	—	—	8,661
PLRMBS	—	—	2,035	—	2,035
Subtotal MBS	—	8,661	2,035	—	10,696
Total AFS securities	—	13,644	2,035	—	15,679
Advances(2)	—	2,147	—	—	2,147
Derivative assets, net: interest rate-related	—	92	—	(89)	3
Other assets	22	—	—	—	22
Total recurring fair value measurements – Assets	$22	$20,143	$2,035	$(89)	$22,111
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$111	$—	$—	$111
Derivative liabilities, net: interest rate-related	—	144	—	(132)	12
Total recurring fair value measurements – Liabilities	$—	$255	$—	$(132)	$123
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2021 and 2020.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2021 and 2020.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2021 and 2020.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020, and 2019.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2021	2020	2019
Balance, beginning of the period	$2,035	$2,597	$3,157
Total gain/(loss) realized and unrealized included in:
Interest income	69	70	78
(Provision for)/reversal of credit losses	3	(25)	—
Other income, net	—	—	(14)
Unrealized gain/(loss) included in AOCI	18	(111)	(16)
Settlements	(519)	(499)	(609)
Transfers of HTM securities to AFS securities	2	3	1
Balance, end of the period	$1,608	$2,035	$2,597
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$19	$(111)	$(16)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$71	$45	$62
Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated bonds carried at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized in other income/(loss) or other expense.
The Bank elected the fair value option for certain financial instruments as follows:
•Adjustable rate advances with embedded caps and floors;
•Callable fixed rate advances;
•Putable fixed rate advances;
•Fixed rate advances with partial prepayment symmetry;
•Callable or non-callable floating rate consolidated obligation bonds with embedded caps;
•Convertible consolidated obligation bonds;
•Adjustable or fixed rate range accrual consolidated obligation bonds;
•Ratchet consolidated obligation bonds;
•Adjustable rate advances indexed to certain indices such as the Prime Rate, U.S. Treasury bill, and Effective Federal Funds Rate;
•Adjustable rate consolidated obligation bonds indexed to certain indices like the Prime Rate and U.S. Treasury bill;
•Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates according to the terms of the bond offerings; and
•Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates according to the terms of the bond offerings.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,147	$111	$4,370	$337	$5,133	$2,019
New transactions elected for fair value option	670	723	7,070	—	2,324	—
Maturities and terminations	(982)	(200)	(9,373)	(225)	(3,200)	(1,688)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(62)	(8)	85	—	116	15
Change in accrued interest	(1)	1	(5)	(1)	(3)	(9)
Balance, end of the period	$1,772	$627	$2,147	$111	$4,370	$337
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2021, 2020, and 2019. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2021 and 2020:

	2021			2020
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,706	$1,772	$66	$2,017	$2,147	$130
Consolidated obligation bonds	633	627	(6)	110	111	1
(1)    At December 31, 2021 and 2020, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 16 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2021, and through the filing date of this report, does not believe that it is

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $652,862 at December 31, 2021, and $746,772 at December 31, 2020. The par value of the Bank’s participation in consolidated obligations was $46,851 at December 31, 2021, and $60,606 at December 31, 2020.
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
Off-balance sheet commitments as of December 31, 2021 and 2020, were as follows:

	2021			2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,842	$4,848	$16,690	$14,838	$4,551	$19,389
Commitments to purchase mortgage loans	—	—	—	1	—	1
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At December 31, 2021, the original terms of these standby letters of credit range from 3 days to 15 years, including a final expiration in 2036. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $34 and $36 at December 31, 2021 and 2020, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2021 and 2020.
There were no commitments to fund advances at December 31, 2021 and 2020. Advances funded under advance commitments are fully collateralized at the time of funding.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank had previously entered into commitments that unconditionally obligated it to purchase mortgage loans from its members. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities in the Statements of Condition.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 14 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of December 31, 2021, the Bank had pledged total collateral of $329, including securities with a carrying value of $252, all of which may be repledged, and cash collateral, including accrued interest, of $77 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2020, the Bank had pledged total collateral of $451, including securities with a carrying value of $379, all of which may be repledged, and cash collateral, including accrued interest, of $72 to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of and for the three-year period ended December 31, 2021, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
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
The Bank may invest in Federal funds sold, interest-bearing deposits, commercial paper, and MBS and executes derivative transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank’s advances pricing

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions were executed at market rates.
The FHLBank Act requires the Bank to establish an AHP. Through the AHP, the Bank provides subsidies to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the ordinary course of business.
The FHLBank Act also requires the Bank to establish a Community Investment Program and authorizes the Bank to offer additional Community Investment Cash Advance (CICA) programs. Under these programs, the Bank provides subsidies in the form of grants and below-market interest rate advances to members or standby letters of credit to members for community lending and economic development projects. Only Bank members may submit applications for CICA subsidies. All CICA subsidies are made in the ordinary course of business.
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

	December 31, 2021	December 31, 2020
Assets:
Advances	$3,107	$2,650
Accrued interest receivable	2	3
Liabilities:
Deposits	$34	$27
Capital:
Capital Stock	$117	$103

	For the Years Ended December 31,
	2021	2020	2019
Interest Income – Advances	$51	$75	$87
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled a de minimis amount and $1 at December 31, 2021 and 2020, respectively, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During 2021, the Bank extended no overnight loans to other FHLBanks. During the years ended December 31, 2020 and 2019, the Bank extended overnight loans to other FHLBanks for $925 and $1,450, respectively. During the years ended December 31, 2021, 2020, and 2019 the Bank borrowed $140, $895, and $2,245, respectively, from other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.
MPF Mortgage Loans. The Bank pays a membership fee to the FHLBank of Chicago for its participation in the MPF Program and a transaction services fee that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2021, 2020, and 2019, the Bank recorded $1, $2, and $3, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
Transactions with the Office of Finance. The Bank’s proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

Note 18 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2021, 2020, and 2019.

	2021	2020	2019
Professional and contract services	$28	$36	$38
Travel	—	—	2
Occupancy	11	11	15
Equipment	7	6	8
Other	8	7	10
Total	$54	$60	$73

Note 19 — Subsequent Events
One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in January 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 as income and also recognized a reduction of the principal balance of the PLRMBS of $53 in January 2022. Additionally, upon resolution of the trustee litigation and distribution of the Bank’s share of the settlement proceeds, a triggering event occurred causing the Bank to pay one of the defendants in a settled PLRMBS litigation a previously recorded liability of $41 in the first quarter of 2022.
There were no other material events identified, subsequent to December 31, 2021, until the time of the Form 10-K filing with the Securities and Exchange Commission.

Supplementary Financial Data (Unaudited)
Investments
As of December 31, 2021, the Bank’s investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
AFS securities:
U.S. obligations – Treasury notes	$504	$—	$—	$—	$504
MBS:
GSEs multifamily:
Freddie Mac	—	—	652	159	811
Fannie Mae	—	—	6,750	659	7,409
Subtotal GSEs multifamily	—	—	7,402	818	8,220
PLRMBS		—	—	1,608	1,608
Total AFS securities	$504	$—	$7,402	$2,426	$10,332
Yield on AFS securities(1)	1.87%	—%	3.23%	6.2%	3.83%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	$—	$—	$—	$113	$113
GSEs single-family:
Freddie Mac	—	—	1	206	207
Fannie Mae	—	—	12	792	804
Subtotal GSEs single-family	—	—	13	998	1,011
GSEs multifamily:
Freddie Mac	—	481	696	—	1,177
Fannie Mae	—	219	474	—	693
Subtotal GSEs multifamily	—	700	1,170	—	1,870
PLRMBS	—	1	14	202	217
Total HTM securities	$—	$701	$1,197	$1,313	$3,211
Yield on HTM securities(1)	—%	0.49%	0.53%	1.7%	1.00%
(1)    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable HTM or AFS portfolio. The result is then multiplied by 100 to express it as a percentage.

Deposits
All Bank deposits are uninsured. The average balances of interest-bearing demand and overnight deposits were $925, $799, and $314, and the weighted average interest rates paid on demand and overnight deposits were 0.01%, 0.16%, and 1.85% during the years ended December 31, 2021, 2020, and 2019. The average balances of term deposits were $25, $14, and $1, and the weighted average interest rates paid on term deposits were 0.01%, 0.02%, and 1.85% during the years ended December 31, 2021, 2020, and 2019.
Term deposits totaling $18 and $16 at December 31, 2021 and 2020, respectively, mature in three months or less.
Selected Financial Data and Financial Ratios
The following selected financial data of the Bank should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	2021	2020	2019
Selected Other Data for the Year
Net Interest Margin(1)	0.91%	0.54%	0.50%
Return on Average Assets	0.49	0.36	0.31
Return on Average Equity	4.46	5.32	4.92
Annualized Dividend Rate	5.74	5.53	7.00
Dividend Payout Ratio(2)	46.95	47.39	63.19
Average Equity to Average Assets Ratio	11.00	6.69	6.21
Selected Other Data at Yearend
Regulatory Capital Ratio(3)	10.89	8.69	6.18
Duration Gap (in months)	—	1	1
(1)    Net interest margin is calculated as net interest income divided by average interest-earning assets.
(2)    This ratio is calculated as dividends per share divided by net income per share.
(3)    This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.
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
During the three months ended December 31, 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”
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

ITEM 9B.    OTHER INFORMATION
Litigation Proceeds
One of the Bank’s private-label residential mortgage-backed securities (PLRMBS) investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in January 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income and also recognized a reduction of the principal balance of the PLRMBS of $53 million in January 2022. Additionally, upon resolution of the trustee litigation and distribution of the Bank’s share of the settlement proceeds, a triggering event occurred causing the Bank to pay one of the defendants in a settled PLRMBS litigation a previously recorded liability of $41 million in the first quarter of 2022.
Executive Incentive Plan for 2022
On February 11, 2022, the Federal Housing Finance Agency (Finance Agency) informed the Bank of its non-objection to the board of directors-approved 2022 performance goals, qualifiers, and award scales under the Bank's Executive Incentive Plan (EIP). The EIP is an incentive plan established by the board of directors for senior executive officers (excluding the chief audit executive) under which participants are eligible to receive an annual total incentive award (Annual Award) for the achievement of performance goals for designated performance periods.
Under the EIP, any Annual Award for the 2022 performance period would vest in two parts: 50% of the Annual Award (Year-End Award) would vest on the last day of 2022 subject to, among other things, the achievement of the 2022 performance goals and 2022 qualifiers and the participant receiving a satisfactory performance rating for the 2022 performance period; and the remaining 50% of the Annual Award would vest at the end of a 3-year deferral period (Deferred Award) subject to, among other things, the satisfaction of the 2022 qualifiers and the participant receiving a satisfactory performance rating for the 3-year deferral period.
Performance goals and qualifiers are the factors established annually by the board of directors for each performance period and taken into consideration in determining the amount of an Annual Award. Under the EIP, the 2022 performance period goals for the Year-End Award and Deferred Award are as follows: Business and Financial; Risk Management; Community Investment; and Diversity, Equity, and Inclusion and People.
The 2022 qualifiers under the EIP are: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase member stock.
For 2022, the achievement levels are: Minimum (the minimum level of performance that must be achieved for any awards to be paid); Meets (performance that is expected under the Bank’s EIP); and Maximum (a most optimistic level of performance that substantially exceeds expected performance). If the total weighted achievement level of the Bank’s performance goals and individual goals is between Minimum and Maximum, the range of Annual Awards for the participants (other than the chief executive officer) as a percentage of base salary would be 40% to 85%, and for the chief executive officer, 50% to 100%.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2021 and 2022, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2021 and 2022, two of which were public interest director positions.
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
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.
Board of Directors
The following table sets forth information (ages as of February 28, 2022) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Simone Lagomarsino, Chair(1)(8)	60	2013	2024
F. Daniel Siciliano, Vice Chair(2)(6)	51	2017	2024
David Adame(2)(6)	58	2022	2025
Banafsheh Akhlaghi(2)(7)	53	2022	2025
Jeffrey K. Ball(3)(8)	57	2018	2024
Marangal (Marito) Domingo(1)(7)(9)	61	2018	2025
Lori R. Gay(2)	59	2021	2024
Melinda Guzman(2)(7)(9)	58	2009	2023
Matthew Hendricksen(4)(7)(9)	42	2020	2023
Shruti Miyashiro(1)(6)(8)	51	2020	2023
Kevin Murray(2)	61	2008	2023
Joan Opp(1)(6)(8)	55	2018	2025
Brian M. Riley(5)(6)	57	2015	2022
Scott C. Syphax(2)(7)(9)	58	2002	2022
Virginia A. Varela(1)	62	2019	2022
(1)    Elected by the Bank’s California members eligible to vote.
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
(6)    Member of the Audit Committee in 2022.
(7)    Member of the Compensation and Human Resources Committee in 2022.
(8)    Member of the Audit Committee in 2021. Former director John F. Luikart was also on the Audit Committee in 2021.
(9)    Member of the Compensation and Human Resources Committee in 2021. Former director John T. Wasley was also on the Compensation and Human Resources Committee in 2021.

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
Simone Lagomarsino, Chair
Simone Lagomarsino, 60, has been president and chief executive officer of Luther Burbank Corporation, and its subsidiary Luther Burbank Savings, Santa Rosa, California, since January 2019, and a director since November 2018. She is also currently, and has been since 2019, on the board of Hannon Armstrong, a real estate investment trust that provides capital to leading companies in the energy efficiency, renewable energy, and other sustainable infrastructure markets. Beginning in January of 2022, she joined the board of directors of the Federal Reserve Bank of San Francisco head office. Previously, she was a director of Pacific Premier Bank, Irvine, California, and its holding company, Pacific Premier Bancorp, from April 2017 through November 2018. Ms. Lagomarsino has also been the president and chief executive officer of Western Bankers Association (formerly California Bankers Association) beginning in April 2017 through December 2018. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank and Pacific Premier Bancorp in April 2017. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino’s current position as the principal executive officer of a Bank member, her previous director and executive officer positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino’s qualifications to serve on the Bank’s Board.
F. Daniel Siciliano, Vice Chair
F. Daniel Siciliano, 51, is a Stanford Law School fellow (CodeX) and co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently president and CEO of Nikki, Inc, a fintech start-up that helps individuals and companies access and deploy capital to optimize returns in previously inefficient markets. Mr. Siciliano is the chair of the board of both the American Immigration Council and the Silicon Valley Directors’ Exchange, and serves on the board and as chair of audit for the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chair of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance; his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
David Adame
David Adame has served as president and chief executive officer of Chicanos Por La Causa (CPLC), one of the nation’s largest community development corporations since 2015. Mr. Adame served as chief operating officer and chief financial officer from 2008 to 2015, before taking on the position of president and chief executive officer. Previously, Mr. Adame was vice president of Arizona operations for McCormack Baron & Salazar, responsible for overseeing the firm’s role in Henson Village, a HOPE VI project in Phoenix. He served as senior deputy director of Fannie Mae’s Arizona partnership office from 1997 to 2003. Prior to that, he worked at JPMorgan Chase & Co. (then called Bank One Arizona) for eight years. Mr. Adame previously served on the Bank’s Affordable Housing Advisory Council from 2016 to 2021. Mr. Adame's current position as the principal executive officer of an affordable housing and community services provider; his experience in representing community interests in housing, health and human services, education, economic development, and advocacy, and his management skills, as indicated by his background, support Mr. Adame’s qualifications to serve on the Bank’s Board.
Banafsheh Akhlaghi
Banafsheh Akhlaghi is president and CEO of Akhlaghi Law, Mill Valley, California, an international private law practice founded in 2010. She has over 20 years of experience as founder of a civil rights nonprofit, consultant to the United Nations, and Regional Director with Amnesty International. Her expertise includes Environmental, Social, Governance (ESG), Risk Management, Legal and Business Strategy, Diversity & Inclusion, and Public Policy. She has been a member since 2010 and was previously chair of, the Legal Services Trust Fund Commission of the State Bar of California, focusing on legal advocacy for underserved and underrepresented populations and homelessness prevention. Ms. Akhlaghi’s current position as a principal in a law firm, her expertise in governance and risk management, and her management skills, as indicated by her background, support Ms. Akhlaghi’s qualifications to serve on the Bank’s Board.
Jeffrey (Jeff) K. Ball
Jeffrey (Jeff) K. Ball is the founder of Friendly Hills Bank, Whittier, California, and is currently the vice chair and audit committee chair of Friendly Hills Bank and its parent company, Friendly Hills Bancorp. Mr. Ball is also president and chief executive officer of the Orange County Business Council, which is a 501(c)(6) advocacy organization whose mission is to advocate for business, working with government and academia, to enhance economic prosperity and quality of life for all of the region through economic growth and private-public partnerships. Prior to that Mr. Ball was the president and chief executive officer of Friendly Hills Bank from 2006 through 2021. He is also currently on the board of Data Center Inc., a bank technology company based in Hutchinson, Kansas, where he also serves as chair of the audit committee. Mr. Ball is a member of the membership committee for the American Bankers Association where he previously was a member of the executive committee and board of directors and served as chair of the government relations council administrative committee, of which he remains a member. He is a past chair of the Western Bankers Association, where he previously served on the board of directors and as chair of the federal government relations committee. He was the lead petitioner for the establishment of the Kinetic Academy Charter School in Huntington Beach, California, where he currently serves as board vice chair. He also serves by appointment on the Legal Services Trust Fund of the State Bar of California for which he previously served as co-chair. Mr. Ball’s current position as a director and audit committee chair of a Bank member, audit committee chair of a financial technology company, previous executive positions with financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.
Marangal (Marito) Domingo
Marangal (Marito) Domingo joined First Technology Federal Credit Union, San Jose, California, in March 2013, and currently serves as chief financial officer and chief credit officer. Prior to that, he was executive vice president and chief financial officer of Pacific Trust Bank from 2011 to 2012. Mr. Domingo has over 20 years of experience in banking, including serving as chief financial officer for Doral Bank, senior vice president of finance for Treasury Bank, chief executive officer of Downey Savings, head of capital markets for Washington Mutual Bank, and treasurer for American Savings. He has also served on the Mortgage Bankers Association’s Residential Board of Governors and as a member of the board of directors for the National Equity Fund (affordable housing), Greater Los Angeles Chamber of Commerce, the Beaverton Education Foundation, and SMART Reading. Mr. Domingo’s current position as an executive officer of a Bank member, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Domingo’s qualifications to serve on the Bank’s Board.
Lori R. Gay
Lori R. Gay has been president and chief executive officer of Neighborhood Housing Services of Los Angeles County (NHS) since 1990. NHS serves as a community development financial institution and full service real estate firm. Ms. Gay has served on numerous boards of directors, including the Federal Reserve Bank of San Francisco, Los Angeles Branch, the California Organized Investment Network, and the California Housing Finance Agency. Ms. Gay’s current position as the principal executive officer of an affordable homeownership services provider responsible for reaching families with financial counseling and affordable lending and redevelopment services and her management skills, as indicated by her background, support Ms. Gay’s qualifications to serve as a public interest director on the Bank’s Board.
Melinda Guzman
Melinda Guzman has been a chief executive officer of Melinda Guzman Professional Corporation, Sacramento, California, since 2009. She was a partner with Freeman & Guzman, LLP, a law firm in Sacramento, California, from 1999 to 2015. Prior to that, she was a partner with Diepenbrock, Wulff, Plant & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. She previously served on the Bank’s board of directors from April 2007 through December 2008. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, credit needs, housing and consumer financial protections, and corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank’s Board.
Matthew Hendricksen
Matthew Hendricksen joined Employers Insurance Company of Nevada, Reno, Nevada, and the Employers Insurance Group, Inc., in May 2012, and currently serves as senior vice president Treasury and Investments. Prior to that, he was a portfolio manager at AIG from 2003 to 2012. During his 18-year career, Mr. Hendricksen has specialized in investments, derivatives, risk management, and insurance regulations. Mr. Hendricksen’s current position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, risk management, and financial management, as indicated by his background, support Mr. Hendricksen’s qualifications to serve on the Bank’s Board.
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
Joan C. Opp
Joan C. Opp has been the president and chief executive officer of Stanford Federal Credit Union, Palo Alto, California, since May 2010. From February 2002 to April 2010, she was executive vice president and chief financial officer for Texas Trust Credit Union overseeing accounting, information technology, marketing and business services, as well as three credit union service organizations. Prior to that, Ms. Opp, a Certified Public Accountant, was a partner with the CPA firm of Clifton Gunderson, LLP. Ms. Opp serves on the board of directors of CO-OP Financial. Ms. Opp’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Opp’s qualifications to serve on the Bank’s Board.
Brian M. Riley
Brian M. Riley has been a director of Oxford Life Insurance Company, Phoenix, Arizona, since November 2019. He has also been the president and chief executive officer of Foothills Bank (a division of Glacier Bank, Kalispell, Montana) since March 2020. Previously, Mr. Riley was the president and chief executive officer of State Bank of Arizona (formerly Mohave State Bank), Lake Havasu City, Arizona, from March 2009 to February 2020. He also served as director, president, and chief executive officer of State Bank Corp., the holding company for State Bank of Arizona, from March 2009 to February 2020. Mr. Riley has also served as a director of Clearinghouse CDFI, Lake Forest, California, since August 2018. He was the chief financial officer of Mohave State Bank from April 2008 to March 2009. Prior to that, he was chief executive officer of Harbor Bank and Trust, a financial institution in Southport, Connecticut. Mr. Riley has over 30 years of experience in banking, including serving as president and chief executive officer of PriVest Bank, Costa Mesa, California, and holding other executive positions with Provident Savings Bank, Riverside, California, and Metro Commerce Bank, San Rafael, California. Mr. Riley is a director of the Arizona Bankers Association. Mr. Riley’s current positions as a director of a Bank member and a principal executive officer of a financial institution, his previous executive positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Riley’s qualifications to serve on the Bank’s Board.
Scott C. Syphax
Scott C. Syphax has been the CEO of Syphax Strategic Inc., a management consulting and business development firm focused on the real estate development, healthcare, and community finance sectors, since February 2017. Mr. Syphax has also served on the board of the ProAssurance Insurance Corporation since 2021. Mr. Syphax served as chairman of Nehemiah Corporation of America, a community development corporation in Sacramento, California, from 2011 to 2019. He previously held the position of chief executive officer of Nehemiah Corporation of America and its affiliates from 2001 to 2017. Mr. Syphax has served as a board member of the Sacramento Regional Community Foundation since 2016, and served as a director on the board of the Greenlining Institute from 2016 to 2019. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chair of the Bank’s board of directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank’s Board.
Virginia A. Varela
Virginia A. Varela has been an officer of SoFi Bank, National Association (SoFi) and president of the Golden Pacific Bank division of SoFi, based in Sacramento, California, since February 22, 2022, when SoFi, Inc., a financial technology firm, acquired Golden Pacific Bancorp, Inc., and its wholly owned subsidiary Golden Pacific Bank. Previously, Ms. Varela was the president and chief executive officer of Golden Pacific Bancorp and Golden Pacific Bank from November 2013 to February 2022. Prior to that, Ms. Varela was chief operating officer of Bank of the Orient from June 2012 to August 2013; chief executive officer, president, and a director of Bank of Rio Vista from December 2010 to July 2012; and president, chief operating officer, and a director of San Luis Trust Bank from September 2009 to November 2010. Ms. Varela has more than 30 years of experience within the banking industry, both as a community bank executive and as a former regulator. She has served as senior examiner for the Federal Reserve Bank of San Francisco and as assistant regional director in the Washington, D.C., headquarters of the Office of Thrift Supervision. Ms. Varela currently serves as a director of the Western Bankers Association. Ms. Varela’s current position as an officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Varela’s qualifications to serve on the Bank's Board.
Executive Officers
Teresa Bryce Bazemore
Teresa Bryce Bazemore, 62, is currently serving as president and chief executive officer. She has held the position of president and chief executive officer since March 2021. Prior to joining the Bank, Ms. Bazemore served as the president of Radian Guaranty from July 2008 until her retirement in April 2017, where she oversaw the strategic planning, business development, and operations of the mortgage insurance business line. Prior to being appointed as the president of Radian Guaranty, Ms. Bazemore served as executive vice president, general counsel, and corporate secretary from October 2006 to July 2008, and added the role of chief risk officer of Radian Group in February 2007. Before joining the Radian Group, Ms. Bazemore was the vice president, general counsel, and secretary for Nexstar Financial Corporation, from June 2000 to May 2006, and before that she was the general counsel of the mortgage banking line of business at Bank of America from March 1997 to May 2000. Following her retirement from Radian Guaranty, Ms. Bazemore served as a member of the board of directors of FHLBank of Pittsburgh from August 2017 until March 2019, when she relocated to California. In addition, Ms. Bazemore currently is a member of the board of directors of First Industrial Realty Trust, Inc., and the T. Rowe Price Funds where she serves as the audit committee chair. She previously served as a member of the board of directors of Chimera Investment Corporation from November 2017 to February 2021. Ms. Bazemore is also the founder of Bazemore Consulting, LLC. Professional appointments she has held include: Federal Reserve Bank of Philadelphia Economic Advisory Council, Fannie Mae National Advisory Council, and Consumer Advisory Council of the Federal Reserve.
Joseph E. Amato
Joseph E. Amato, 63, is currently serving as executive vice president and chief financial officer. He has held the position of executive vice president and chief financial officer since May 13, 2021. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020, and served as the Bank’s interim chief financial officer from January 4, 2021, until his appointment as the Bank’s chief financial officer. Prior to joining the Bank, Mr. Amato was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 2019. Prior to that, Mr. Amato served in various capacities at Freddie Mac from 2001 until 2016, most recently serving as senior vice president and CFO, investments and financial planning.

Arlene Coyle
Arlene Coyle, 49, is currently serving as senior vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as assistant vice president, internal audit, and was promoted to vice president in February 2017. Ms. Coyle has over 20 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their Internal Audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, a Certified Financial Services Auditor, and a Certified Diversity Professional.
Kwame Fields
Kwame Fields, 46, is currently serving as senior vice president, chief information security officer, and chief diversity officer. Mr. Fields has held the positions of chief information security officer since December 2017 and chief diversity officer since July 2021. Previously, he was acting chief diversity officer from July 2020 to July 2021. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was a principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and diversity initiatives. Mr. Fields is a Certified Information Systems Security Professional and a Certified Diversity Professional.
Kelly Gear
Kelly Gear, 48, is currently serving as senior vice president, chief of staff and corporate services. She has held the position of chief of staff and corporate services since January 2022. Ms. Gear joined the Bank in August 2011 as vice president of IT planning and program services. Ms. Gear has over 25 years of management consulting and organizational leadership experience across highly regulated industries, including financial services, pharmaceuticals, and aerospace and defense. Prior to joining the Bank, Ms. Gear served on several executive committees overseeing large-scale global business transformations and strategic initiatives for PricewaterhouseCoopers and Johns Manville, a Berkshire Hathaway company. She is Certified Lean Six Sigma Black Belt and a Certified Diversity Professional.
Kevin A. Gong
Kevin A. Gong, 62, is currently serving as senior vice president and chief corporate securities counsel. He has held the position of chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.
Anne Segrest McCulloch
Anne Segrest McCulloch, 63, is currently serving as executive vice president, chief legal officer, and corporate secretary. She has held the positions of chief legal officer and corporate secretary since November 2021. She provides legal counsel to the Bank’s management and board of directors on legal and regulatory matters affecting the development and execution of the Bank’s business strategies, policies, and practices. She also directs and manages the Bank’s legal staff, outside counsel, and public affairs team. Ms. McCulloch is a seasoned financial services and housing industry executive and regulatory attorney. Prior to joining the Bank, Ms. McCulloch was president and chief executive office of Housing Partnership Equity Trust from April 2017 through November 17, 2021. Previously, she held several senior positions in the housing sector, including senior vice president, credit and housing access, for Fannie Mae through March 2017. She is currently the chair of the National Housing Conference.

Maxine Moir
Maxine Moir, 51, is currently serving as senior vice president and chief human resources officer. She has held the position of chief human resources officer since February 2020. Previously, Ms. Moir was senior vice president and director of human resources from July 2017 to February 2020. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management.
Michael Rich
Michael Rich, 52, is currently serving as senior vice president and chief information officer. He has held the position of chief information officer since January 2022. Mr. Rich joined the Bank in 2011 as vice president, solution delivery, and was promoted to senior vice president, chief technology officer in 2017. Mr. Rich has spent over 30 years in financial services technology, starting his career at Montgomery Securities which became part of Bank of America via acquisition in 1998. At Bank of America, he served as a managing director in various technology leadership roles for global markets, enterprise architecture, and capital management.
Gregory A. Ward
Gregory A. Ward, 52, is currently serving as executive vice president and chief risk officer. He has held the position of chief risk officer since May 2019. Previously, Mr. Ward served as chief audit executive from July 2017 to April 2019. Prior to his position as chief audit executive, Mr. Ward served as senior vice president and director, internal audit, from January 2017 to July 2017. He joined the Bank in November 2013 as vice president, internal audit, and was promoted to deputy director in June 2016. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant, Certified Internal Auditor, Certified Anti-Money Laundering Specialist, and Project Management Professional.
Anthony T. Wong
Anthony T. Wong, 56, is currently serving as executive vice president and chief banking officer. He has held the position of chief banking officer since April 2020. Previously, Mr. Wong was senior vice president, member financial services, and chief marketing officer. He joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure. Prior to joining the Bank, he worked in the capital markets group at Wells Fargo Nikko Investment Advisors. He is a Certified Mortgage Banker, Accredited Mortgage Professional, and Certified Diversity Professional.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2021. Our named executive officers for 2021 are individuals who served as our principal executive officer(s), our principal financial officer(s), and our other three most highly compensated executive officers.

Compensation and Human Resources Committee
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s board of directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president and each executive vice president, and any senior vice president as of December 31, 2018). The Compensation Committee is also responsible for reviewing and making recommendations regarding compensation for the directors. For 2022 and 2021, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual executive incentive compensation risk assessment of the Bank’s compensation policies and practices for the Bank’s senior executive officers.
Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.
With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that an FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s Board for its review prior to the compensation decisions taking effect.
The Finance Agency’s Advisory Bulletin 2009-AB-02 outlines several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold the compensation of certain FHLBanks and Office of Finance executive officers. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities. In this regard, the Finance Agency issued a Supervisory Letter in December 2020 that outlines 3 points of guidance related to the Finance Agency’s perspective on FHLBank executive compensation and is intended to provide greater clarity about the factors FHFA considers relevant in making compensation-related determinations.
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
Total Compensation is Intended to Reward Contributions to the Bank’s Corporate Goals and Performance Targets and Achievement of Individual Performance Goals. We have structured our executive compensation program to reward contributions by executives in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan, and achievement of individual performance goals. In addition to base salary, our cash incentive compensation plans create an award program for executives who contribute to and influence achievement of the Bank’s mission and other key objectives contained in the Bank’s strategic plans, and who are responsible for the Bank’s performance. The Bank’s overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay-at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2021, the Board adopted four corporate goals: the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the Diversity, Equity, and Inclusion (DEI) goal.
The Risk Management goal comprised three components: (i) Credit and Collateral Risk Management – Improve Underwriting Efficiency, Quality, and Frameworks; (ii) Operational Risk Management – Enhance Framework and Coverage; and (iii) LIBOR – Execute London Interbank Offered Rate (LIBOR) Transition Plan (Transition Plan).
The credit and collateral risk management goal component was intended to strengthen the Bank’s credit and collateral management through a focus on risk frameworks, systems, methodologies, and process efficiencies that enable the Bank to continue to be a strong and reliable funding partner for its members during the current operating environment (including the challenges introduced by the COVID-19 pandemic).
The operational risk management goal component was intended to strengthen the Bank’s “Operational Risk Management” framework and coverage to help reinforce the Bank’s commitment to overall “safety and soundness” and heightened regulatory expectations, and to evolve activities to align with industry-leading practices. This goal included developing a multi-year Operational Risk Assessment Plan that will help align risk identification, quantification, and treatment activities across all business units. In anticipation of increasing regulatory expectations related to data management, the Bank was to benchmark current practices against a data management maturity model and identify, and begin remediation of, any areas of improvement.
The LIBOR goal component was to execute the Bank’s LIBOR Transition Plan. This goal reflected components in the Transition Plan that are “must do” requirements and those that are designed to best position the Bank for the future. To continue to execute the LIBOR transition plan and prepare for the cessation of LIBOR, the Bank must be prepared to meet regulatory expectations and ensure the full protection of collateral supporting the Bank’s advances. Under the Transition Plan, any remaining LIBOR exposure on the Bank’s balance sheet requires active management to either eliminate the LIBOR exposure, where appropriate, or to integrate and operationalize new fallback provisions into existing systems, particularly for derivatives.
The Franchise Enhancement goal for 2021 comprised four goal components: (i) Financial Performance – Adjusted Return on Capital (AROC) Spread; (ii) Operating Efficiency – Operating Expense Management; (iii) Member Business – Advances and Letters of Credit Volume; and (iv) Talent – Talent Development and Return to Office (RTO) Strategy.
The financial performance goal component recognized that an adequate financial return on the private capital that members contribute to the cooperative is important to members as shareholders. The weighting of this goal acknowledged that the return on members’ capital investment is only one of many aspects of the value of membership. The financial performance goal component was expressed as a target percentage of AROC spread, which is the adjusted return on capital less the benchmark yield on capital. The Meets level of achievement of 2.40% AROC spread was based on the 2021 base case financial projections from the 2021-2023 Strategic Plan, which was designed to be reasonably challenging to accomplish, and would require that the Bank:
•price advances such that balances are maintained without diluting financial return;
•generate $224 million in spread earnings from the Bank’s portfolio of mortgage-backed securities (MBS) and mortgage loans; and

•manage operating costs within 2021 budget levels while continuing to meet all strategic and operating objectives.
In recognition of the anticipated impact of the COVID-19 pandemic on the economic and financial markets environment in 2021 and reduced opportunities to improve financial performance to above base case plan projected levels through new MBS investments, this goal component was designed to be reasonably challenging to accomplish. Given the limited options the Bank had for increasing earnings in 2021 while staying within the Bank’s mission and risk tolerances, achievement of levels above the target level represented significant stretch objectives.
For the operating efficiency goal component, the purpose was to create incentives to operate at or below the Bank’s approved 2021 operating expense budget and to communicate the importance of cost management and operating efficiency.
The third component of the Franchise Enhancement goal was designed to focus management on member business and measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, which is a key to enhancing the Bank’s member business franchise and fulfilling the Bank’s mission. The Board set the target achievement levels for the targeted volumes of advances and letters of credit based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target volume levels was commensurate with extending credit to members in a safe and sound manner.
The fourth component of the Franchise Enhancement goal was designed to focus management on talent development and the Bank’s RTO strategy. This would enhance the Bank’s succession planning process, further develop the Bank’s talent pipeline, and establish the Bank’s RTO framework to ensure the Bank is fully prepared and ready, in light of the COVID-19 pandemic, to support re-opening the office(s) when appropriate and necessary.
Consistent with the Bank’s public policy purpose, the Community Investment goal focused management on meeting the Bank’s objective of making advances and credit programs that promote and assist housing and community economic development activities available to members. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members is critical. This goal included achievement levels for: (i) the number of members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and (ii) the number of members that received an award in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2021.
The Bank’s DEI goal supports the Bank’s three-year DEI Strategic Plan. The purpose of the goal was to provide an anchor for the organization to focus internal- and external-facing DEI activities. The goal for the year was to use the Bank’s employees, resources, and partnerships to positively impact the homeownership and wealth gap in underrepresented communities that has been found to be rooted in the limited access to financial planning and homeownership tools available in minority communities. The goal demonstrates the Bank’s commitment to a diverse workforce by including target ranges for diverse representation and is in alignment with human resource practices at the Bank that ensure diverse representation and is intended to underscore the importance of the work force diversity targets for the Bank and enhance the supplier diversity initiatives in 2021. The Bank believes that these efforts will serve as a catalyst for an increase in employee engagement with the Bank’s efforts to advance racial equity in homeownership and wealth building.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s Strategic Plan and reflect strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2021 strategic objectives were to: (i) maximize the value of membership by providing a best-in-class, all-in value of membership; (ii) foster an exceptional workplace by cultivating a great place to work where diverse backgrounds are valued and team members are inspired to do their best work in support of the mission; (iii) develop a more fully resilient and flexible Bank that can adapt to a hybrid work future that includes both working in the office and working from home while continuing to support the changing needs of members and communities; and (iv) strengthen communities by providing members with financial resources and technical expertise to promote affordable housing and economic development.

The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2021, the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Franchise Enhancement goal, the Community Investment goal, and the DEI goal) were weighted at 80% in the aggregate with the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.
The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan (EIP) for 2021 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2021, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.
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
Our named executive officers are required to have the same depth of knowledge and experience that comparable financial services and banking firms require, but, unlike some of these comparable companies with multiple lines of business, our lines of business are limited. For example, in certain areas of the Bank our focus is more like that of a specific subsidiary, division, or business unit of comparable financial institutions with multiple lines of business.
For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similarities with regard to business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information about the comparable positions at these companies. Each element of compensation may vary somewhat above or below the market median for the related positions in the comparison groups. Furthermore, compensation levels for individual positions may also be adjusted to recognize additional factors, such as regional salary differences, recruitment or retention, special duties or responsibilities, sustained performance results, leadership succession planning, and internal equity considerations.
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In 2021, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives with those at commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group for comparison, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2021 executive compensation levels and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

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
The Bank’s short-term cash incentive compensation component of the EIP rewards the named executive officers and other executive officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a long-term period, rather than to the achievement of goals over a prospective three-year period. This structure is designed to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and balance risk and reward.
Elements of Our Executive Compensation Program
Base Salary Compensation
Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include financial institutions in the Bank’s peer groups. Other factors include the named executive officer's relevant experience and accomplishments and level of responsibility at the Bank and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers, effective as of the beginning of each year, based on the individual's performance and contributions to the Bank’s achievements or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. Base salary adjustments for the named executive officers are subject to review and non-objection from the Federal Housing Finance Agency. For the base salaries of the current named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees,” which discussion is herein incorporated by reference.
Executive Incentive Plan
The Board adopted the EIP, which provides for an annual total incentive award (Annual Award) for a one-year performance period, beginning with 2017. Fifty percent (50%) of the Annual Award is earned and vested after the last day of the one-year performance period (Year-End Award). The remaining fifty percent (50%) is deferred for a three-year period (Deferred Award).
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
The EIP provides that the Board will establish award levels prior to each of the performance periods for the total Annual Award, the Year-End Award and the Deferred Award. A performance period for the Year-End Award, is the one-calendar-year period over which fifty percent (50%) of the Annual Award can be earned and vested (Annual Performance Period). The related Deferred Award can vest at completion of the following three-calendar-year performance period (Deferral Performance Period).
Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP for 2021, the Board defined “Minimum,” “Meets,” and “Maximum” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. The EIP provides that in determining the appropriate performance goals and qualifiers the Board will, among other things: balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers, taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.
Under the EIP for 2021, the Board established 2021 performance goals for the Annual Award, which, as discussed above, were the Risk Management goal, Franchise Enhancement goal, Community Investment goal, and DEI goal.
For the 2021 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Risk Management	30.0%	24.0%	50.0%	40.0%
Franchise Enhancement	40.0%	32.0%	25.0%	20.0%
Community Investment	15.0%	12.0%	10.0%	8.0%
DEI	15.0%	12.0%	15.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%
For the EIP for 2021, performance goal measures range from 75% of target (Minimum) to 150% of target (Maximum).
The achievement levels in the EIP for 2021 were designed to reward senior executive officers for achievement of the Bank’s corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The Maximum achievement level was designed to reward senior executive officers when the Bank and the individual officer achievements far exceed the target level. The Maximum achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, taking into account each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2021 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.

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
The following table shows the total incentive award levels for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2021 under the EIP for the eligible senior executive officers.

	Total Annual Award as % of Base Salary			Year-End Award as % of Base Salary			Deferred Award as % of Base Salary
Title	Minimum	Meets	Maximum	Minimum	Meets	Maximum	Minimum	Meets	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP/SVP	40.0%	65.0%	85.0%	20.0%	32.5%	42.5%	20.0%	32.5%	42.5%
Fifty percent (50%) of the Annual Award, i.e., the Year-End Award, will become vested on the last day of the Annual Performance Period (as mentioned above), and the remaining fifty percent (50%) of the Annual Award that is treated as the Deferred Award will become vested on the last day of the Deferral Performance Period, provided that the Board determines that the performance goals for the Annual Award are achieved and the qualifiers for the Annual Performance Period are satisfied and, with respect to the Deferred Award only, that the qualifiers for the Deferral Performance Period are satisfied.
Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases, such as termination because of death or disability, retirement, reduction in force, department reorganization, substantial job modification, or termination for Good Reason or without Cause, and subject to certain conditions being met. In the case of termination of employment because of death or disability, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the target level and satisfied the qualifiers for the relevant performance period. In all such other cases of termination of employment (referenced above), and subject to certain conditions being met, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination of employment and the relevant pro rata portion of the Annual Award will be treated as vested for that portion of the relevant performance period to the extent the Board determined that the applicable performance goals are achieved and the qualifiers are satisfied.
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
The following are the performance qualifiers for 2021 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.
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
The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, an annual compounding interest rate of 6% is applied to any Deferred Awards. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and completion of any required regulatory review. The EIP for 2021 also includes a “cap” on the total incentive award payout for any particular year where the sum of the Year-End Award plus the Deferred Award vesting after three years and the interest earned on such Deferred Award does not exceed the senior executive officers’ base salary for that calendar year.
The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results. The EIP for 2021 also provides that the Board may apply a “multiplier” to an individual’s Annual Award to account for individual performance not captured in his or her individual performance goals, positive or negative, but not to result in an award level below Minimum or above Maximum.
For additional information regarding awards granted under the EIP for 2021, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
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
For 2021, the maximum annual before-tax employee contribution to the Savings Plan was limited to $19,500 (or $26,000 for participants age 50 and over), and not more than $290,000 of an employee’s annual compensation could be taken into account in computing the employee's benefits under the Savings Plan.

Cash Balance Plan and the Financial Institutions Retirement Fund
The Bank began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2021, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $290,000.
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
Deferred Compensation Plan
Our Deferred Compensation Plan (DCP) is an unfunded and non-tax-qualified deferred compensation plan, consisting of three components for employees: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up retirement benefits that would have been earned under the Cash Balance Plan had any amount of total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Non-Qualified Deferred Compensation Table.”
Prior to 2020, the DCP was available only to officers of the Bank, including the named executive officers. Beginning in 2020, the DCP was made available to all Bank employees. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

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
Supplemental Executive Retirement Plan
Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s eligible senior executive officers, including the named executive officers (other than Mr. Amato). This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance-style benefit to the Bank’s senior executive officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.
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
Participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP for any plan year that commenced before January 1, 2018, vest at the earlier of three years after they are earned, five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62.
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
The SERP was amended in January 2018 to, among other things, revise Schedule A to the SERP to provide that beginning with 2018, the amounts of the contribution (Contribution Credit) to be credited to the account of a participant covered by Schedule A to the SERP will be 20% of a participant’s total annual compensation for fewer than five years of credited service (Credited Service) and 25% of a participant’s total annual compensation for five years or more of Credited Service. The SERP was further amended in 2021 to add Schedule D to the SERP to provide that the amounts of the Contribution Credit to be credited to the account of a participant in Schedule D will be 25% of a participant’s total annual compensation for fewer than five years of Credited Service and 35% of a participant’s total annual compensation for five years or more of Credited Service. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62. The Bank’s eligible senior executive officers, including the named executive officers, are participants in Schedule A and the president and chief executive officer is a participant in Schedule D. See the table below.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for Former President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 5	25%	20%
5 or more	35%	25%
Other Elements of Compensation
The Bank provides to all employees, including the named executive officers, health, dental, and vision insurance and an employee assistance program for the employees and their spouses/partners and children, for which the Bank pays approximately 80% of the premiums and the employee pays approximately 20%. In addition, the Bank provides long-term disability and basic life insurance coverage to all employees at no cost to the employees.

The Bank makes available limited retiree healthcare benefits for eligible employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree healthcare benefits, a Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.
Perquisites
On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (Compensation Committee) acts as the compensation committee on behalf of the Bank’s Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.
Based on the Compensation Committee's review of the Compensation Discussion and Analysis and the discussions the Compensation Committee has had with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.
Compensation and Human Resources Committee
Scott C. Syphax, Chair
Matthew Hendricksen, Vice Chair
Banafsheh Akhlaghi
Marangal Domingo
Melinda Guzman

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Compensation(1)		Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other(4)(5) Compensation		Total
Teresa Bazemore(6)	2021	$696,023	$100,000	(7)	$662,500		$—	$205,378	$160,950	(8)	$1,824,851
President and
Chief Executive Officer

Stephen P. Traynor(9)	2021	401,147	568,082	(10)	321,658		—	499,426	500,827	(11)	2,291,140
Former Acting President	2020	470,000	—		487,746		—	344,850	39,439		1,342,035
and Chief Executive Officer	2019	453,404	—		221,250		200,700	382,894	38,211		1,296,459

Joseph Amato(12)	2021	319,178	175,000	(13)	260,600		—	96,122	31,590		882,490
Executive Vice President
and Chief Financial Officer

Kenneth C. Miller(14)	2021	91,042	—		48,917		—	14,175	661		154,795
Former Executive Vice	2020	495,000	—		522,715		—	466,648	24,504		1,508,867
President and Chief	2019	494,714	—		238,500		231,000	432,414	37,228		1,433,856
Chief Financial Officer

Elena Andreadakis(15)	2021	495,000	35,400	(16)	432,967		—	255,559	42,095		1,261,021
Former Executive Vice	2020	470,000	—		490,425		—	370,918	41,180		1,372,523
President and Chief	2019	452,500	—		221,250		188,500	338,259	47,249		1,247,758
Administrative Officer

Greg Ward(17)	2021	460,000	—		421,983		—	270,113	27,789		1,179,885
Executive Vice President	2020	415,000	100,000	(18)	427,218		—	486,728	35,372		1,464,318
and Chief Risk Officer

Tony Wong(19)	2021	373,309			253,700	(20)	—	118,726	27,309		773,044
Executive Vice President
and Chief Banking Officer
(1)The amounts for 2021 reflect the total Annual Awards under the EIP for 2021 for services performed during the fiscal year ended December 31, 2021. The amounts for 2020 reflect the total Annual Awards under the EIP for 2020 for services performed during the fiscal year ended December 31, 2020. Fifty percent (50%) of the total Annual Awards are earned and vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining fifty percent (50%) of the total Annual Awards are deferred for a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIP for 2021 is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. The amounts for 2021 and 2020 also reflect interest for the vested Deferred Awards under the EIP for 2018 and 2017, respectively. For the total Annual Award for 2021 under the EIP for 2021, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
(2)The amounts for 2019 represent the GAP Year Awards under the EIP for 2017. For a discussion of the Gap Year Awards included for 2019 under the EIP for 2017, see “Elements of Our Executive Compensation Program – Executive Incentive Plan” in Compensation Discussion and Analysis and the “Grants of Non-Equity Incentive Plan-Based Awards” table in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017.
(3)Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank’s qualified and non-qualified defined benefit plans (Cash Balance Plan; [frozen FIRF, if applicable]; restored benefits under the Benefit Equalization Plan (BEP); make-up retirement benefits under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers' DCP accounts.
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
(6)Ms. Bazemore became president and chief executive officer effective March 15, 2021.
(7)Represents payment of a sign-on payment in accordance with Ms. Bazemore’s employment agreement.

(8)Of this amount, $112,903 represents reimbursement of relocation costs to Ms. Bazemore.
(9)Mr. Traynor served as acting president and chief executive officer until March 14, 2021, and retired from the Bank effective October 1, 2021.
(10)Represents payment of a special award of $568,082 for serving as acting president and chief executive officer.
(11)Of this amount, $470,000 represents payment of a severance payment.
(12)Mr. Amato became the interim chief financial officer effective January 5, 2021, and the chief financial officer effective May 13, 2021.
(13)Represents a payment of a special award in recognition of his service as interim chief financial officer.
(14)Mr. Miller retired from the Bank as chief financial officer effective January 4, 2021.
(15)Ms. Andreadakis retired from the Bank as chief administrative officer effective January 3, 2022.
(16)Represents a discretionary 2021 performance award.
(17)Mr. Ward, who previously served as chief audit executive, became chief risk officer in May 2019.
(18)This amount represents a discretionary cash incentive compensation award.
(19)Mr. Wong, who previously served as chief marketing officer and acting chief banking officer, was appointed chief banking officer in May 2021.
(20)In addition to the Annual Award under the EIP for 2021 prorated, the amount includes a prorated award earned by Mr. Wong in the amount of $42,600 under the Bank’s Team Member Incentive Plan earned prior to Mr. Wong becoming eligible for the EIP for 2021 in May 2021.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2021	Plan Period	Payout Date	Threshold	Target	Maximum
Teresa Bazemore	Year-End Award	2021	February 2022	$175,000	$280,000	$350,000
	Deferred Award	2022-2024	February 2025	175,000	280,000	350,000
Stephen P. Traynor	Year-End Award	2021	February 2022	70,550	114,650	149,950
	Deferred Award	2022-2024	February 2025	70,550	114,650	149,950
Joseph Amato	Year-End Award	2021	February 2022	63,850	103,750	135,650
	Deferred Award	2022-2024	February 2025	63,850	103,750	135,650
Kenneth C. Miller	Year-End Award	2021	February 2022	1,100	1,750	2,300
	Deferred Award	2022-2024	February 2025	1,100	1,750	2,300
Elena Andreadakis	Year-End Award	2021	February 2022	99,000	160,900	210,400
	Deferred Award	2022-2024	February 2025	99,000	160,900	210,400
Greg Ward	Year-End Award	2021	February 2022	92,000	149,500	195,500
	Deferred Award	2022-2024	February 2025	92,000	149,500	195,500
Tony Wong	Year-End Award	2021	February 2022	54,350	88,350	115,550
	Deferred Award	2022-2024	February 2025	54,350	88,350	115,550
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2021 that could have been earned by the respective executive officers for 2021, which has been prorated based on the executive officer’s period of eligibility to participate in the EIP during 2021. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2021 for each named executive officer are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2021 is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”
Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice.
The 2021 annual base salaries as of December 31, 2021, for the 2021 named executive officers who served as of December 31, 2021, were as follows: Teresa Bryce Bazemore, $875,000; Stephen P. Traynor (retired), $470,000; Kenneth C. Miller (retired), $495,000; Joseph Amato, $500,000; Elena Andreadakis (retired), $495,000; Greg Ward, $460,000; and Tony Wong, $405,000.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the executive vice presidents (other than Mr. Amato), and any senior vice president as of December 31, 2018, who are defined in the Senior Officers’ Policy as “Corporate Senior Officer.” The Senior

Officers' Policy provides severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.
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
The Board believes that the level of severance benefits for each named executive officer who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2021 named executive officers who are eligible under the Senior Officers’ Policy currently serving had been terminated on December 31, 2021, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: Greg Ward, $243,433; and Tony Wong, $405,310.
Employment Agreements and Arrangements
Bazemore Employment Agreement. The Bank entered into an employment agreement with Teresa Bryce Bazemore dated February 19, 2021, with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Ms. Bazemore. Under the terms of the agreement, Ms. Bazemore will initially receive a base annual salary of $875,000 and a sign-on payment of $100,000 paid in the following installments: $50,000 shall be paid 30 days from the start of her employment, and $50,000 shall be paid six months from the start of her employment, which installments are subject to clawbacks in certain circumstances.
The employment agreement provides for a severance payment equal to (i) two times her Salary (as defined in her employment agreement); and (ii) two times her Annual Incentive Amounts (as defined in her employment agreement) and continued benefits if Ms. Bazemore’s employment is terminated under certain circumstances in connection with a Change in Control (as defined in her employment agreement) of the Bank. Had Ms. Bazemore’s employment been terminated in connection with a Change in Control on December 31, 2021, the approximate value of the benefits payable to Ms. Bazemore would have been $2,145,439, excluding amounts of any outplacement services.

Ms. Bazemore will also be eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s Executive Incentive Plan (EIP) and Supplemental Executive Retirement Plan (SERP). Under Ms. Bazemore’s employment agreement, the amount of Bank annual contribution credits under the SERP will be as follows: 25% of total annual compensation for less than 5 years of credited service and 35% of total annual compensation for 5 or more years of credited service. Under Ms. Bazemore’s employment agreement, the Bank will provide reimbursement of her relocation costs up to $250,000.
The employment agreement also provides that if Ms. Bazemore’s employment is terminated due to the expiration of the initial three-year term and the Board decided not to extend her employment for any additional term, Ms. Bazemore would be entitled to all Accrued Benefits (as defined in her employment agreement) and to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the EIP award for the year in which the termination occurs; and, all Deferred Awards will be treated as fully vested (Severance Payment).
The employment agreement further provides that if Ms. Bazemore was terminated without Cause (as defined in her employment agreement) or if she terminated her employment for Good Reason (as defined in her employment agreement) at any time, Ms. Bazemore would be entitled to receive severance payments equal to the Severance Payment and all Accrued Benefits. Had Ms. Bazemore been terminated under these circumstances on December 31, 2021, the approximate value of the benefits, payable to Ms. Bazemore, excluding amounts of any Accrued Benefits, would have been $205,489.
Amato Employment Agreement. The Bank entered into an employment agreement with Joseph Amato dated October 7, 2020, for an initial term of six (6) months (Initial Term) and six (6) automatic extensions of one-month terms thereafter (each referred to as an Automatic One Month Extension Term). Mr. Amato’s employment agreement provided that Mr. Amato receive a base annual salary of $500,000 and a sign-on payment of $50,000, which is subject to a repayment if Mr. Amato’s employment is terminated for Cause or Without Good Reason (as defined in his employment agreement) during the term of his employment agreement. Additionally, Mr. Amato’s employment agreement provided that he would be eligible for a fully discretionary Special Award of up to $300,000 to be received in two parts in recognition of his service as Interim CFO and based on his performance in connection with his duties and responsibilities as the Bank’s principal financial officer. The first 50% of the Special Award ($150,000) shall be paid at the end of the Initial Term and eligibility for up to the second 50% of the Special Award ($150,000) shall accrue on a pro rata basis over the course of any subsequent Automatic One Month Extension Term.
The employment agreement also provided that Mr. Amato acknowledges and agrees that notwithstanding any terms to the contrary in the Bank’s Executive Incentive Plan, Supplemental Executive Retirement Plan, and Corporate Senior Officer Severance Policy, such plans and policy would not apply to him in connection with his employment under the employment contract; and the Special Award is in lieu of any and all payments or rights that might otherwise have been available to him under such plans and policy.
On July 7, 2021, the Bank entered into an amendment to Mr. Amato’s employment agreement (Amendment No. 1) to extend the term of his employment to March 31, 2023, and, effective May 13, 2021, to serve as the Bank’s chief financial officer (CFO) for the extended term (Second Term). In connection with the extension of Mr. Amato’s term of employment, Mr. Amato served for one Automatic One Month Extension Term. Amendment No. 1 provides an option to mutually elect to extend his Second Term for another year, until March 31, 2024 (Mutual Extension).
Amendment No. 1 provides that Mr. Amato will be eligible for a second special award of up to $354,835 in recognition of his service as the Bank’s CFO (Second Special Award). Unless Mr. Amato is terminated for Cause or resigns without Good Reason prior to March 31, 2022, he will be eligible for up to the first 50% of the Second Special Award ($177,418), which shall accrue and, if approved by the Bank’s President and Chief Executive Officer, will be paid as soon as administratively practicable following March 31, 2022. Eligibility for up to the second 50% of the Second Special Award ($177,417) shall accrue and, if approved by the Bank’s President and Chief Executive Officer, will be paid as soon as administratively practicable following March 31, 2023, unless Mr. Amato is terminated for Cause or resigns without Good Reason prior to such date.

Beginning with the Second Term, i.e., May 13, 2021, Mr. Amato will also be eligible to participate in the Bank’s Executive Incentive Plan (EIP). For the Second Term, Mr. Amato continues to acknowledge that the Supplemental Executive Retirement Plan and the Corporate Senior Officer Severance Policy will not apply to him during the Second Term or any Mutual Extension.
Amendment No. 1 also provides that, upon the expiration of the Second Term or any Mutual Extension, Mr. Amato shall be entitled to receive a severance payment equal to the EIP Annual Award (defined in the EIP to include both the short-term incentive component and the long-term incentive component) as set forth in the Bank’s EIP, which will be treated as vested, on a pro rata basis for the performance period of the year when the expiration of his employment agreement occurs, and any Deferred Awards (as defined in the EIP) will be treated as fully vested, all of which is to be paid out as and when due in accordance with the EIP (Severance Payment).
If Mr. Amato’s employment is terminated at any time by the Bank without Cause or if he terminates his employment for Good Reason, then Mr. Amato shall be entitled to receive an amount equal to his remaining salary, as well as all Accrued Benefits. In addition, Mr. Amato will be entitled to any earned but unpaid amount of the fully discretionary Second Special Award on a pro rata basis for the period up to the date the termination occurs and shall be entitled to receive the Severance Payment. Had Mr. Amato been terminated under these circumstances on December 31, 2021, the approximate value of the benefits, payable to Mr. Amato, excluding amounts of any Accrued Benefits, would have been $120,169.
Traynor Special Award Memorandum. Beginning March 1, 2020, Stephen P. Traynor, who was serving as the Bank’s executive vice president and chief banking officer, became the Bank’s acting president and chief executive officer. Pursuant to the compensation arrangement relating to Mr. Traynor’s service as acting president and chief executive officer, Mr. Traynor would accrue a special award at a rate of $45,833.33 per month (in addition to his base salary), beginning March 1, 2020, and continuing through the last business day prior to the date on which a permanent chief executive officer commences employment at the Bank (the CEO Employment Date). The accrual amount would be pro-rated for any partial month of service by Mr. Traynor as acting president and chief executive officer. Mr. Traynor would receive the special award in two equal installments: the first as soon as administratively feasible following the CEO Employment Date and the second as soon as administratively feasible following the 60th calendar day following the CEO Employment Date. To be eligible to receive the award, Mr. Traynor must have continued his service as the acting president and chief executive officer through the CEO Employment Date, for the first installment, and continued his employment with the Bank through the 60th calendar day following the CEO Employment Date, for the second installment, except in certain termination events as follows: in a performance-based termination, termination for “cause,” or a voluntary termination, all unpaid portions of the special award would be forfeited; and in an involuntary termination (other than a performance-based termination or for “cause”), death, or long-term disability, all accrued and unpaid portions of the special award would be payable as soon as administratively feasible. On February 23, 2021, the Bank announced the appointment of Teresa Bryce Bazemore as the Bank’s president and chief executive officer, effective March 15, 2021, and Mr. Traynor was paid a special award of $568,082.
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
For 2021, Ms. Bazemore, as president and chief executive officer, was awarded an Annual Award under the EIP of $662,500 (prorated based upon Ms. Bazemore’s EIP eligibility date). Ms. Bazemore’s award was based on the Bank’s 2021 overall achievement level of 139.5%, which comprised the following achievement levels for the Bank’s four corporate goals: 145% for the Risk Management goal; 136.8% for the Franchise Enhancement goal; 150% for the Community Investment goal; and 125% for the DEI goal, along with her 2021 achievement level for her individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of the other 2021 named executive officers for their respective individual goals, the following Annual Awards under the EIP for 2021 were awarded: Stephen Traynor (retired), $281,000; Joseph Amato, $260,600; Kenneth C. Miller (retired), $4,200; Elena Andreadakis (retired), $394,200; Greg Ward, $391,000; and Tony Wong, $211,100. The awards for Messrs. Traynor and Miller were prorated based on their respective retirement dates. The awards for Messrs. Amato and Wong were prorated based on their respective EIP eligibility dates.

The total Annual Award for each named executive officer represents the amount for their Year-End Award and the amount for their Deferred Award, each of which is fifty percent (50%) of their Annual Award approved by the Board under the EIP for 2021. The payment of their Deferred Award is deferred for the three-year performance period and is subject to applicable requirements and qualifiers as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.
The following table shows the two components of the total Annual Awards for the named executive officers approved by the Board under the EIP for 2021.

(In whole dollars)	EIP for 2021
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Teresa Bazemore	$331,250	$331,250	$662,500
Stephen P. Traynor (retired)	140,500	140,500	281,000
Joseph Amato	130,300	130,300	260,600
Kenneth C. Miller (retired)	2,100	2,100	4,200
Elena Andreadakis (retired)	197,100	197,100	394,200
Greg Ward	195,500	195,500	391,000
Tony Wong(3)	105,550	105,550	211,100
Total			$2,204,600
(1)The Year-End Award is 50 percent of the total Annual Award and is included in the Summary Compensation Table. The awards for Ms. Bazemore and Messrs. Amato and Wong were prorated based on their respective EIP eligibility dates. The awards for Messrs. Traynor and Miller were prorated based on their respective retirement dates.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2025. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP. The awards for Ms. Bazemore and Messrs. Amato and Wong were prorated based on their respective EIP eligibility dates. The awards for Messrs. Traynor and Miller were prorated based on their respective retirement dates.
(3)In addition to the Annual Award under the EIP for 2021 prorated, Mr. Wong received a prorated award of $42,600 under the Bank’s Team Member Incentive Plan earned prior to Mr. Wong becoming eligible for the EIP for 2021 in May 2021.
In reviewing the Bank’s 2021 performance, the Board recognized the acting president’s leadership and the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving performance goals and objectives at a high level and during a period of a global pandemic. The Board recognized Ms. Bazemore’s achievements and her efforts, in particular, with respect to leading through a significant leadership transition, creating and implementing a hybrid work program in anticipation of the Bank’s RTO, and ensuring the Bank’s stability and accessibility for members during continued capital markets uncertainty. Additionally, Ms. Bazemore engaged the Bank’s workforce through a period of extended remote work and in response to external environmental factors, such as community and school closures and social justice issues.
With respect to the achievement level of the credit and collateral risk management goal component of the Risk Management goal, management successfully developed enhancements to the risk management framework to better manage and mitigate the risks associated with expanded eligible collateral types. Management also successfully designed and developed a new depository member credit model to improve model accuracy and predictability of failures. The Bank’s insurance company member credit and collateral framework was also enhanced and expanded. Management also implemented a new platform for the credit risk rating process, including workflows and approvals, for members and counterparties.
With respect to the achievement level of the operational risk management goal component of the Risk Management goal, management successfully implemented revisions to the Bank’s operational risk management and IT risk management frameworks to introduce enhanced policies and procedures, more formalized governance structures, and improved risk monitoring. Management also completed risk assessments and taxonomy realignments for key Bank programs and surpassed its Operational Risk Assessment plan objectives. Other achievements under this goal resulted in an assessment of the Bank’s Data Management Maturity Model and identification of related enhancement opportunities.
To support the achievement level of the LIBOR transition goal component of the Risk Management goal, management successfully implemented the ability to adjust collateral margin and valuation adjustments for LIBOR collateral. Management also enhanced the Bank’s financial forecasting process to assess the impact of LIBOR fallback provision alternatives on projected earnings. Other achievements under this goal resulted in Management assessing the Bank’s LIBOR derivatives position and implementing the approved strategy to mitigate exposure.
To support the achievement level of the financial performance goal component of the Franchise Enhancement goal, the full year AROC spread was 3.88.
To support the achievement level for the operating efficiency goal component of the Franchise Enhancement goal, full year operating expenses were $147 million.
With respect to the member business goal component of the Franchise Enhancement goal, which measured how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, the Bank’s average daily balance for advances and letters of credit for 2021 was $28.1 billion and $16.1 billion, respectively, for a total of $44.2 billion.
With respect to the Community Investment goal, the number of members that used the Bank’s community investment products far exceeded 2021 goal targets.
With respect to the DEI goal, management met certain deliverables in creating additional opportunities to increase spend with suppliers from underrepresented communities, increasing employee volunteerism related to financial literacy in minority or underrepresented communities, and developing a strategic plan for the Bank to address the Black homeownership gap.

Pension Benefits Table
The following table provides the present value of accumulated retirement and pension-related benefits payable as of December 31, 2021, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Teresa Bazemore	Cash Balance Plan	0.250	$12,801	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	0.250	1,604	—
	Deferred Compensation Plan	0.250	—	—
	Supplemental Executive Retirement Plan(2)	0.750	190,973	—

Stephen P. Traynor (retired)	Cash Balance Plan	26.000	793,803	—
	Financial Institutions Retirement Fund	0.250	5,876	—
	Benefit Equalization Plan	26.000	322,681	(31,347)
	Deferred Compensation Plan	26.000	288,889	—
	Supplemental Executive Retirement Plan(2)	18.750	—	(2,580,466)

Joseph Amato	Cash Balance Plan	0.667	17,573	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	0.667	5,325	—
	Deferred Compensation Plan	0.667	—	—
	Supplemental Executive Retirement Plan(3)	N/A	—	—

Kenneth C. Miller (retired)	Cash Balance Plan	25.917	—	(775,987)
	Financial Institutions Retirement Fund	0.917	—	(25,949)
	Benefit Equalization Plan	25.917	—	(592,158)
	Deferred Compensation Plan	25.917	—	(27,713)
	Supplemental Executive Retirement Plan(2)	18.000	—	(2,443,173)

Elena Andreadakis (retired)	Cash Balance Plan	10.083	250,656	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	10.083	220,128	—
	Deferred Compensation Plan	10.083	53,062	—
	Supplemental Executive Retirement Plan(2)	10.583	1,321,070	—

Greg Ward	Cash Balance Plan	7.667	233,763	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	7.667	150,241	—
	Deferred Compensation Plan	7.667	—	—
	Supplemental Executive Retirement Plan(2)	5.000	1,027,029	—

Tony Wong	Cash Balance Plan	26.250	880,661	—
	Financial Institutions Retirement Fund	0.250	2,289	—
	Benefit Equalization Plan	26.250	116,419	—
	Deferred Compensation Plan	26.250	20,459	—
	Supplemental Executive Retirement Plan(2)	0.667	95,216	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2021 (measured December 31, 2021) was calculated using a discount rate of 2.25%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Prior to the Bank withdrawing from the FIRF, the following named executive officers were participants in the plan: Mr. Traynor, Mr. Miller, and Mr. Wong. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.
(2)For the purposes of this table, the years of credited service for the SERP represent the years of participation since the inception of the SERP in 2003 or the first year in which the participant initially became active in the SERP. For purposes of determining the amount of Bank contribution in the SERP table, the years of credited service are defined in the SERP.
(3)In accordance with Mr. Amato’s employment agreement, the SERP will not apply to him while he is employed under his employment agreement.
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
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2021, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2021 Executive Contributions(1)	2021 Bank Contributions(2)	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2021 Aggregate Balance(3)
Teresa Bazemore	2021	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Stephen P. Traynor	2021	4,248,518	656,572	12,419	295,733	(299,236)	4,914,006
Former Acting President and
Chief Executive Officer

Joseph Amato	2021	—	—	—	—	—	—
Executive Vice President and
Chief Financial Officer

Kenneth C. Miller	2021	—	—	—	—	—	—
Former Executive Vice
President and Chief Financial
Officer

Elena Andreadakis	2021	736,569	201,600	12,096	96,063	—	1,046,328
Former Executive Vice
President and Chief
Administrative Officer

Greg Ward	2021	—	—	—	—	—	—
Executive Vice President and
Chief Risk Officer

Tony Wong	2021	—	—	—	—	—	—
Executive Vice President and
Chief Banking Officer

(1)The 2021 executive contributions made by Ms. Andreadakis are included in the "Salary" column in the Summary Compensation Table (SCT); and the 2021 executive contributions for Mr. Traynor are included in the “Salary” and “Non-Equity Incentive Payment” columns in the SCT.
(2)Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation. The 2021 Bank contributions made to Ms. Andreadakis and Mr. Traynor are included in the “All Other Compensation" column for 2021 in the SCT.
(3)The yearend aggregate balance for Ms. Andreadakis includes $201,600 reported in the "Salary" column for 2021 in the SCT and includes $12,096 reported in the "All Other Compensation" column for 2021 in the SCT. The yearend 2021 aggregate balance for Mr. Traynor includes $206,980 reported in the "Salary" column for 2021 in the SCT and includes $12,419 reported in the "All Other Compensation" column for 2021 in the SCT.
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

CHIEF EXECUTIVE OFFICER PAY RATIO
For the year ended December 31, 2021, the ratio of the Bank’s chief executive officer’s total compensation for 2021 to the Bank’s median of the annual total compensation for 2021 of all our employees, except the chief executive officer (Median Employee) is 9.76:1. For total compensation for the Bank’s chief executive officer and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees. The calculation also included amounts attributable to change in pension value, which will vary among employees based upon their tenure at the Bank. For 2021, the total annualized compensation of the Median Employee was $227,182, and the total annualized compensation of the chief executive officer was $2,217,809.
The Bank identified the Median Employee by calculating the 2021 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2021 and ranking the 2021 total compensation for all such employees (a list of 296 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.
For 2021, the Bank had two non-concurrent principal executive officers. As previously disclosed, Mr. Traynor served as the Bank’s executive vice president, chief business officer until he began serving as the Bank’s acting president and chief executive officer in 2020. Mr. Traynor served as the acting president and chief executive officer until the Bank appointed Ms. Bazemore as the Bank’s president and chief executive officer, effective March 15, 2021. Since Mr. Traynor received payment of a special award above his normal compensation for his service as acting president and chief executive officer and Ms. Bazemore became the Bank’s president and chief executive officer effective in the first quarter 2021, the Bank has elected to use Ms. Bazemore’s annualized 2021 total compensation for the chief executive officer pay ratio disclosure, rather than to combine the 2021 total compensation of the two principal executive officers who served in 2021.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the board of directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2021

(In whole dollars)
Name of Directors serving during 2021	Fees Earned or Paid in Cash
F. Daniel Siciliano(1)(2)	$140,000
Simone Lagomarsino(3)	135,000
Jeffrey K. Ball	120,000
Marangal L. Domingo(2)	120,000
Melinda Guzman	120,000
Lori Gay	115,000
Matthew Hendricksen	115,000
John F. Luikart(2)(4)	120,000
Shruti Miyashiro	115,000
Kevin Murray	120,000
Joan C. Opp(2)	125,000
Brian M. Riley(2)	117,917
Scott C. Syphax	120,000
Virginia A. Varela	120,000
John T. Wasley(2)(4)	115,000
Total	$1,817,917
(1)Mr. Siciliano served as Chair during 2021 and is serving as Vice Chair for 2022.
(2)The Bank offers a matching gift program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofits up to $1,000. For the year ended 2021, the Bank made $1,000 matching contributions on behalf of directors Domingo, Luikart, Opp, Riley, Siciliano, and Wasley.
(3)Ms. Lagomarsino served as Vice Chair during 2021 and is serving as Chair for 2022.
(4)Messrs. Luikart and Wasley’s terms as directors expired on December 31, 2021.
On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The board of directors Compensation and Expense Reimbursement Policy for 2021 (2021 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the board of directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$90,000	$50,000	$140,000
Vice Chair	85,000	50,000	135,000
Audit and Risk Committee Chairs	75,000	50,000	125,000
All Other Committee Chairs	70,000	50,000	120,000
Other Directors	65,000	50,000	115,000
Under the 2021 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the board of directors (monthend February, April, June, August, October, and December). In addition, each director received a fee of $10,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $50,000.
The 2021 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2021 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2021 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular Board meeting, as well as at least one assigned committee meeting during the Board's regularly scheduled two-day meetings.
Under the 2021 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.
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
The 2021 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2021 Directors Compensation Policy also provides that directors are provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.
The Board adopted a board of directors Compensation and Expense Reimbursement Policy for 2022, which is substantially similar to the 2021 Directors Compensation Policy, except meeting fees increased to $11,000 and maximum fees and compensation for 2022 are as provided in the table below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$95,000	$55,000	$150,000
Vice Chair	81,500	55,000	136,500
Audit, Compensation and HR Committee, and Risk Committee Chairs	77,500	55,000	132,500
All Other Committee Chairs	75,000	55,000	130,000
Other Directors	68,000	55,000	123,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2022.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
First Republic Bank	1,150,991	5.5%
111 Pine Street
San Francisco, CA 94111

MUFG Union Bank, National Association	1,133,750	5.4
445 South Figueroa Street, 9th Floor
Los Angeles, CA 90071
Total	2,284,741	10.9%
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2022.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	Friendly Hills Bank	Whittier	CA	9,931	—%
Marangal (Marito) Domingo	First Technology Federal Credit Union	San Jose	CA	576,630	2.7
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	3,781	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	13,104	0.1
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	17,795	0.1
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	21,753	0.1
Simone Lagomarsino	Luther Burbank Savings	Santa Rosa	CA	226,346	1.1
Shruti Miyashiro	Orange County's Credit Union	Santa Ana	CA	85,700	0.4
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	150,000	0.7
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	23,322	0.1
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	39,984	0.2
Virginia A. Varela	SoFi Bank, National Association (formerly Golden Pacific Bank, National Association)	San Francisco	CA	6,731	—
Total				1,175,077	5.5%

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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2021 were, and all current directors are, independent.

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
In addition, the NASDAQ rules set forth seven relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if the director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000 (the payment and revenue relationship test), whichever is more.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Adame, Ms. Akhlaghi, Ms. Gay, Ms. Guzman, Mr. Siciliano, and Mr. Syphax, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2021, were independent in 2021 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities. Using the NASDAQ rules, the following former non-member directors who served in 2021 were considered independent by the Board because they had no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Luikart and Mr. Wasley.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2021, were independent in 2021 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Hendricksen, Ms. Lagomarsino, Ms. Miyashiro, Ms. Opp, Mr. Riley, and Ms. Varela.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2021 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2021 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards, all Compensation and Human Resources Committee members who served in 2021 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Using the NASDAQ rules, the following current director serving on the Compensation and Human Resources Committee is not considered independent because his member institution exceeded the limits of the payment and revenue relationship test in 2021: Mr. Domingo.
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2021 were independent and all current Governance Committee members are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2021 and 2020, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2021	2020
Audit fees	$1.3	$1.3
All other fees	—	—
Total	$1.3	$1.3
Audit Fees. Audit fees during 2021 and 2020 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2021 and 2020 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2021 and 2020.
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
In 2021 and 2020, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV

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

(b)    Exhibits

Exhibit No.	Description
3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 25, 2022

4.1	Description of Registered Securities

4.2	Capital Plan, as amended and restated effective December 14, 2020, incorporated by reference to Exhibit 4.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2022

10.2	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.4	Form of Director Indemnification Agreement, effective May 15, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.5	Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.6	Form of Senior Officer Indemnification Agreement, effective June 9, 2021, incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.7	Memorandum dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer, incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398) (that supersedes the Memorandum Agreement dated May 12, 2020 between the Federal Home Loan Bank of San Francisco and Stephen Traynor for Special Award for Service as Acting President and Chief Executive Officer filed as Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020 (Commission File No. 000-51398))

10.8
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended July 7, 2021. incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021 (Commission File No. 000-51398)

10.9	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated February 19, 2021, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2021 (Commission File No. 000-51398)

10.10	Board Resolution for 2022 Board of Directors Compensation and Expense Reimbursement Policy

10.11	Executive Incentive Plan, as amended and restated March 29, 2019; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; and Appendix VI, as approved January 31, 2020; Appendix VII, as approved May 28, 2021; and Appendix VIII, as approved December 10, 2021

10.12	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.13	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.15	Corporate Senior Officer Severance Policy, as amended and restated on July 30, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2021 (Commission File No. 000-51398)

10.16	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.17	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2022.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer
March 4, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2022.

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Chair of the Board of Directors

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Vice Chair of the Board of Directors

/S/ DAVID ADAME
David Adame Director

/S/ BANAFSHEH AKHLAGHI
Banafsheh Akhlaghi Director

/S/ JEFFREY K. BALL
Jeffrey K. Ball Director

/S/ MARANGAL I. DOMINGO
Marangal I. Domingo Director

/S/ LORI R. GAY
Lori R. Gay Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ MATTHEW HENDRICKSEN
Matthew Hendricksen Director

/S/ SHRUTI MIYASHIRO
Shruti Miyashiro Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ JOAN C. OPP
Joan C. Opp Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ VIRGINIA A. VARELA
Virginia A. Varela Director