Form 10-Q
period 2022-03-31
Federal Home Loan Bank of San Francisco
filed 2022-05-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2022
Class B Stock, par value $100 per share	25,431,822

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$55	$55
Interest-bearing deposits	1,125	1,125
Securities purchased under agreements to resell	13,500	15,500
Federal funds sold	7,576	5,348
Trading securities(a)	2	252
Available-for-sale (AFS) securities, net of allowance for credit losses of $14 and $17, respectively (amortized cost of $9,393 and $10,009, respectively)(b)	9,570	10,332
Held-to-maturity (HTM) securities (fair values were $2,853 and $3,235, respectively)(a)	2,856	3,211
Advances (includes $1,589 and $1,772 at fair value under the fair value option, respectively)	20,246	17,027
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	914	980
Accrued interest receivable	39	45
Derivative assets, net	19	8
Other assets	227	238
Total Assets	$56,129	$54,121
Liabilities:
Deposits	$1,024	$769
Consolidated obligations:
Bonds (includes $1,924 and $627 at fair value under the fair value option, respectively)	28,702	22,716
Discount notes	19,744	23,987
Total consolidated obligations	48,446	46,703
Mandatorily redeemable capital stock	7	3
Accrued interest payable	29	33
Affordable Housing Program (AHP) payable	110	115
Derivative liabilities, net	8	5
Other liabilities	351	269
Total Liabilities	49,975	47,897
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
21 shares and 21 shares, respectively	2,097	2,061
Unrestricted retained earnings	3,183	3,124
Restricted retained earnings	692	708
Total Retained Earnings	3,875	3,832
Accumulated other comprehensive income/(loss) (AOCI)	182	331
Total Capital	6,154	6,224
Total Liabilities and Capital	$56,129	$54,121
(a)At March 31, 2022, and December 31, 2021, none of these securities were pledged as collateral that may be repledged.
(b)At March 31, 2022, and December 31, 2021, $251 million and $252 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Interest Income:
Advances	$41	$57
Prepayment fees on advances, net	(2)	8
Securities purchased under agreements to resell	1	—
Federal funds sold	3	1
Trading securities	—	21
AFS securities	54	61
HTM securities	7	13
Mortgage loans held for portfolio	17	23
Total Interest Income	121	184
Interest Expense:
Consolidated obligations:
Bonds	12	22
Discount notes	6	4
Total Interest Expense	18	26
Net Interest Income	103	158
Provision for/(reversal of) credit losses	(3)	(6)
Net Interest Income After Provision for/(Reversal of) Credit Losses	106	164
Other Income/(Loss):
Net gain/(loss) on trading securities	—	(18)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(21)	(26)
Net gain/(loss) on derivatives	8	18
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	28	—
Standby letters of credit fees	4	4
Other, net	(1)	1
Total Other Income/(Loss)	18	(21)
Other Expense:
Compensation and benefits	24	24
Other operating expense	12	11
Federal Housing Finance Agency	2	2
Office of Finance	1	2
Other, net	(1)	—
Total Other Expense	38	39
Income/(Loss) Before Assessment	86	104
AHP Assessment	8	10
Net Income/(Loss)	$78	$94
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net Income/(Loss)	$78	$94
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(149)	137
Total other comprehensive income/(loss)	(149)	137
Total Comprehensive Income/(Loss)	$(71)	$231
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	94	94	137	231
Issuance of capital stock	—	1					1
Repurchase of capital stock	(1)	(47)					(47)
Cash dividends paid on capital stock (5.00%)				(30)	(30)		(30)
Balance, March 31, 2021	22	$2,238	$761	$2,983	$3,744	$367	$6,349

Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			—	78	78	(149)	(71)
Issuance of capital stock	9	875					875
Repurchase of capital stock	(8)	(807)					(807)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(32)					(32)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(35)	(35)		(35)
Balance, March 31, 2022	21	$2,097	$692	$3,183	$3,875	$182	$6,154
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income/(Loss)	$78	$94
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	25	7
Provision for/(reversal of) credit losses	(3)	(6)
Change in net fair value of trading securities	—	18
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	21	26
Change in net derivatives and hedging activities	568	376
PLRMBS trust settlement	(28)	—
Other adjustments, net	2	2
Net change in:
Accrued interest receivable	6	(1)
Other assets	7	4
Accrued interest payable	(4)	(5)
Other liabilities	(66)	(11)
Total adjustments	528	410
Net cash provided by/(used in) operating activities	606	504
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(325)	(1)
Securities purchased under agreements to resell	2,000	6,250
Federal funds sold	(2,228)	(2,300)
Trading securities:
Proceeds from maturities and paydowns	250	251
AFS securities:
Proceeds from maturities and paydowns	345	6,244
Purchases	—	(4,275)
HTM securities:
Proceeds from maturities and paydowns	340	693
Advances:
Repaid	117,731	21,255
Originated	(121,347)	(18,649)
Mortgage loans held for portfolio:
Principal collected	74	370
Purchases	—	(7)
Net cash provided by/(used in) investing activities	(3,160)	9,831

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	323	351
Net (payments)/proceeds on derivative contracts with financing elements	(4)	(21)
Net proceeds from issuance of consolidated obligations:
Bonds	7,488	4,561
Discount notes	24,379	16,572
Payments for matured and retired consolidated obligations:
Bonds	(1,013)	(15,902)
Discount notes	(28,624)	(15,673)
Proceeds from issuance of capital stock	875	1
Payments for repurchase/redemption of mandatorily redeemable capital stock	(28)	(1)
Payments for repurchase of capital stock	(807)	(47)
Cash dividends paid	(35)	(30)
Net cash provided by/(used in) financing activities	2,554	(10,189)
Net increase/(decrease) in cash and due from banks	—	146
Cash and due from banks at beginning of the period	55	174
Cash and due from banks at end of the period	$55	$320
Supplemental Disclosures:
Interest paid	$17	$39
AHP payments	13	7
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	16	—
Transfers of capital stock to mandatorily redeemable capital stock	32	—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form  10-K).
There have been no changes to the basis of presentation of the Bank’s financial instruments meeting netting requirements or of the Bank’s investments in variable interest entities disclosed in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K.
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K. Other changes to these policies as of March 31, 2022, are discussed in Note 2 – Recently Issued Accounting Guidance.
Private-label Residential Mortgage-backed Securities (PLRMBS) Trust Settlement. A PLRMBS trust settlement is recorded in other income/(loss) as “Private-label residential mortgage-backed securities trust settlement” in the Statements of Income. A trust settlement is considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash, when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential settlements to be gain contingencies, and therefore they are not recorded in the Statements of Income.
One of the Bank’s PLRMBS is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in the first quarter of 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the Bank’s financial statements.

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
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
This guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases.
The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted.
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
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At March 31, 2022, and December 31, 2021, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2022, and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2022, and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude de minimis amounts of accrued interest receivable as of March 31, 2022, and December 31, 2021.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2022, and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes de minimis amounts of accrued interest receivable as of March 31, 2022, and December 31, 2021.
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
Trading Securities. The estimated fair value of trading securities as of March 31, 2022, and December 31, 2021, was as follows:

(In millions)	March 31, 2022	December 31, 2021
U.S. obligations – Treasury notes	$—	$250
MBS – Other U.S. obligations – Ginnie Mae	2	2
Total	$2	$252
The unrealized net gain/(loss) on trading securities held at March 31, 2022 and 2021, was a de minimis amount and $(18) million, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. AFS securities by major security type as of March 31, 2022, and December 31, 2021, were as follows:

March 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$545	$—	$—	$—	$545
MBS:
Government Sponsored Enterprises (GSEs) – multifamily:
Freddie Mac	742	—	12	—	754
Fannie Mae	6,777	—	40	(5)	6,812
Subtotal MBS – GSEs – multifamily	7,519	—	52	(5)	7,566
PLRMBS:
Prime	124	(1)	11	—	134
Alt-A	1,205	(13)	138	(5)	1,325
Subtotal PLRMBS	1,329	(14)	149	(5)	1,459
Total MBS	8,848	(14)	201	(10)	9,025
Total	$9,393	$(14)	$201	$(10)	$9,570

December 31, 2021
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$503	$—	$1	$—	$504
MBS:
GSEs – multifamily:
Freddie Mac	787	—	24	—	811
Fannie Mae	7,269	—	140	—	7,409
Subtotal MBS – GSEs – multifamily	8,056	—	164	—	8,220
PLRMBS:
Prime	134	(1)	12	—	145
Alt-A	1,316	(16)	167	(4)	1,463
Subtotal PLRMBS	1,450	(17)	179	(4)	1,608
Total MBS	9,506	(17)	343	(4)	9,828
Total	$10,009	$(17)	$344	$(4)	$10,332
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $26 million and $29 million at March 31, 2022, and December 31, 2021, respectively.
At March 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $56 million, discounts of $40 million, and previous credit losses related to the prior methodology of evaluating credit losses of $396 million for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $59 million, discounts of $41 million, and previous credit losses related to the prior methodology of evaluating credit losses of $405 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2022, and December 31, 2021. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS – GSEs – multifamily – Fannie Mae	$1,443	$5	$—	$—	$1,443	$5
PLRMBS:
Prime	13	—	5	—	18	—
Alt-A	165	2	66	3	231	5
Subtotal PLRMBS	178	2	71	3	249	5
Total	$1,621	$7	$71	$3	$1,692	$10

December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$—	$—	$6	$—	$6	$—
Alt-A	19	—	146	4	165	4
Total	$19	$—	$152	$4	$171	$4
Redemption Terms. The amortized cost and estimated fair value of non-MBS investments by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2022, and December 31, 2021, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS:
Due in 1 year or less	$401	$401
Due after 1 year through 5 years	144	144
Subtotal	545	545
MBS	8,848	9,025
Total	$9,393	$9,570

December 31, 2021
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
AFS securities other than MBS – Due in 1 year or less	$503	$504
MBS	9,506	9,828
Total	$10,009	$10,332
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$99	$1	$—	$100
MBS – GSEs – single-family:
Freddie Mac	180	2	(1)	181
Fannie Mae	742	6	(2)	746
Subtotal MBS – GSEs – single-family	922	8	(3)	927
MBS – GSEs – multifamily:
Freddie Mac	1,004	—	(3)	1,001
Fannie Mae	645	—	(2)	643
Subtotal MBS – GSEs – multifamily	1,649	—	(5)	1,644
Subtotal MBS – GSEs	2,571	8	(8)	2,571
PLRMBS:
Prime	130	—	(3)	127
Alt-A	56	—	(1)	55
Subtotal PLRMBS	186	—	(4)	182
Total	$2,856	$9	$(12)	$2,853

December 31, 2021
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family:
Ginnie Mae	$113	$2	$—	$115
MBS – GSEs – single-family:
Freddie Mac	207	4	—	211
Fannie Mae	804	12	(1)	815
Subtotal MBS – GSEs – single-family	1,011	16	(1)	1,026
MBS – GSEs – multifamily:
Freddie Mac	1,177	4	—	1,181
Fannie Mae	693	1	(1)	693
Subtotal MBS – GSEs – multifamily	1,870	5	(1)	1,874
Subtotal MBS – GSEs	2,881	21	(2)	2,900
PLRMBS:
Prime	140	1	(1)	140
Alt-A	77	4	(1)	80
Subtotal PLRMBS	217	5	(2)	220
Total	$3,211	$28	$(4)	$3,235
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $2 million at March 31, 2022, and December 31, 2021.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At March 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and a de minimis amount of previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and previous credit losses related to the prior methodology of evaluating credit losses of $6 million for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three months ended March 31, 2022 and 2021. The Bank recorded no allowance for credit losses associated with HTM securities during the three months ended March 31, 2022 and 2021.

(In millions)	March 31, 2022	March 31, 2021
Balance, beginning of the period	$17	$21
(Charge-offs)/recoveries	—	(1)
Provision for/(reversal of) credit losses	(3)	(5)
Balance, end of the period	$14	$15
To evaluate investment securities for credit loss at March 31, 2022, and December 31, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at March 31, 2022, and December 31, 2021, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At March 31, 2022, and December 31, 2021, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2022, and December 31, 2021.
As of March 31, 2022, and December 31, 2021, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2022, and December 31, 2021, approximately 5% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS, using the effective interest rate, to the amortized cost basis of the securities to determine whether a credit loss exists. The expected credit losses are measured using:
•expected housing price changes;

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•expected interest rate assumptions;
•the remaining payment terms for the security;
•expected default rates based on underlying loan-level borrower and loan characteristics;
•loss severities on the collateral supporting each unique PLRMBS based on underlying loan-level borrower and loan characteristics; and
•prepayment speeds based on underlying loan-level borrower and loan characteristics.
The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The cash flows determined reflect management’s expectations and include a base case housing price forecast for near- and long-term horizons.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of March 31, 2022, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates, 11.7%; default rates, 7.5%; and loss severities, 55.8%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of March 31, 2022. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $14 million and $17 million for the three months ended March 31, 2022 and 2021, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities total $8 million and $13 million for the three months ended March 31, 2022 and 2021, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $16 million and fair value of $19 million during the three months ended March 31, 2022. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2021.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $3 million during the three months ended March 31, 2022, largely as a result of improvements in the fair values of underlying collateral on certain securities. The Bank recorded a reversal of credit losses of $5 million during the three months ended March 31, 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government.

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
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.13% to 8.57% at March 31, 2022, and 0.13% to 8.57% at December 31, 2021, as summarized below.

(Dollars in millions)	March 31, 2022		December 31, 2021
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$7,572	1.07%	$4,129	0.85%
After 1 year through 2 years	3,011	1.62	2,744	1.52
After 2 years through 3 years	4,200	1.39	3,092	1.59
After 3 years through 4 years	1,608	1.75	2,618	1.31
After 4 years through 5 years	3,004	1.92	3,063	1.90
After 5 years	1,078	2.32	1,212	2.12
Total par value	20,473	1.46%	16,858	1.45%
Valuation adjustments for hedging activities	(244)		103
Valuation adjustments under fair value option	17		66
Total	$20,246		$17,027
(1)Carrying amounts exclude accrued interest receivable of $5 million at March 31, 2022, and December 31, 2021.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $10.1 billion at March 31, 2022, and $9.0 billion at December 31, 2021. The Bank had advances with partial prepayment symmetry outstanding totaling $1.4 billion at March 31, 2022, and December 31, 2021. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $80 million at March 31, 2022, and $70 million at December 31, 2021.
The Bank had putable advances totaling $120 million at March 31, 2022, and $220 million at December 31, 2021. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at March 31, 2022, and December 31, 2021, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Within 1 year	$7,642	$4,199	$7,692	$4,349
After 1 year through 2 years	2,961	2,744	3,011	2,744
After 2 years through 3 years	4,210	3,042	4,200	3,092
After 3 years through 4 years	1,608	2,618	1,608	2,618
After 4 years through 5 years	3,004	3,063	3,004	3,063
After 5 years	1,048	1,192	958	992
Total par value	$20,473	$16,858	$20,473	$16,858
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2022 and 2021. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2022 and 2021.

(Dollars in millions)	March 31, 2022		Three Months Ended March 31, 2022
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association	$4,050	20%	$13	19%
First Republic Bank	3,700	18	9	13
First Technology Federal Credit Union(2)	1,800	9	8	12
Silvergate Bank	800	4	—	—
Wescom Central Credit Union	760	3	1	2
Subtotal	11,110	54	31	46
Others	9,363	46	37	54
Total par value	$20,473	100%	$68	100%

(Dollars in millions)	March 31, 2021		Three Months Ended March 31, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$10,505	38%	$41	33%
MUFG Union Bank, National Association	4,575	16	31	25
First Technology Federal Credit Union(2)	1,293	5	7	6
Luther Burbank Savings(2)	841	3	4	3
East West Bank	655	2	2	2
Subtotal	17,869	64	85	69
Others	9,863	36	38	31
Total par value	$27,732	100%	$123	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    An officer or director of the member is a Bank director.
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
•cash or deposits in the Bank;
•certain other real estate-related collateral, such as certain privately issued MBS, multifamily loans, commercial real estate loans, and second lien residential mortgage loans or home equity loans; and
•small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from members that are community financial institutions.
At March 31, 2022, and December 31, 2021, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2022, and 2021.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2022, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of March 31, 2022, and December 31, 2021.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 - Advances” in the Bank’s 2021 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2022, and December 31, 2021, are detailed below:

(In millions)	March 31, 2022	December 31, 2021
Par value of advances:
Fixed rate:
Due within 1 year	$3,079	$2,768
Due after 1 year	12,901	12,729
Total fixed rate	15,980	15,497
Adjustable rate – due within 1 year	4,493	1,361
Total par value	$20,473	$16,858
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2022, or December 31, 2021. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected in the Statements of Income for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Prepayment fees received/(paid)	$(1)	$9
Fair value adjustments	(1)	(1)
Net	$(2)	$8
Advance principal prepaid	$285	$1,474
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of March 31, 2022, and December 31, 2021, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	March 31, 2022	December 31, 2021
Fixed rate medium-term mortgage loans	$17	$18
Fixed rate long-term mortgage loans	863	936
Subtotal	880	954
Unamortized premiums	37	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio(1)	915	981
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$914	$980
(1)Excludes accrued interest receivable of $6 million at March 31, 2022, and December 31, 2021.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2022, and December 31, 2021.

March 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$2	$5	$7
60 – 89 days delinquent	1	2	3
90 days or more delinquent	20	14	34
Total past due	23	21	44
Total current loans	494	377	871
Total mortgage loans held for portfolio	$517	$398	$915
In process of foreclosure, included above(2)			$2
Nonaccrual loans(3)			$34
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.69%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(Dollars in millions)	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total mortgage loans held for portfolio	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%
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
(3)    At March 31, 2022, and December 31, 2021, $21 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Partnership Finance® (MPF®) Loans. MPF loans are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on MPF loans through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At March 31, 2022, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 7.8% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 8.4% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three months ended March 31, 2022 and 2021. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three months ended March 31, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Balance, beginning of the period	$1	$4
Provision for/(reversal of) credit losses	—	(1)
Balance, end of the period	$1	$3
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K.

Note 6 — Deposits
The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans held for portfolio may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as non-interest-bearing deposits. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.
Deposits and interest rate payment terms for deposits as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$999	0.15%	$722	0.01%
Fixed rate	1	0.10	18	0.01
Total interest-bearing deposits	1,000		740
Non-interest-bearing deposits	24		29
Total	$1,024		$769

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2021 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2022, and December 31, 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	March 31, 2022		December 31, 2021
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$13,996	0.41%	$7,349	0.18%
After 1 year through 2 years	2,125	0.60	1,757	0.67
After 2 years through 3 years	4,290	0.66	4,230	0.63
After 3 years through 4 years	3,470	0.78	1,855	0.72
After 4 years through 5 years	3,713	0.95	5,368	0.89
After 5 years	1,743	1.56	2,303	1.42
Total par value	29,337	0.64%	22,862	0.64%
Unamortized premiums	2		3
Unamortized discounts	(4)		(4)
Valuation adjustments for hedging activities	(599)		(139)
Fair value option valuation adjustments	(34)		(6)
Total	$28,702		$22,716
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $16.4 billion at March 31, 2022, and $14.6 billion at December 31, 2021. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $14.7 billion at March 31, 2022, and $12.8 billion at December 31, 2021. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at March 31, 2022, and December 31, 2021, was as follows:

(In millions)	March 31, 2022	December 31, 2021
Par value of consolidated obligation bonds:
Non-callable	$12,981	$8,242
Callable	16,356	14,620
Total par value	$29,337	$22,862
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2022, and December 31, 2021, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	March 31, 2022	December 31, 2021
Within 1 year	$28,547	$21,770
After 1 year through 2 years	662	969
After 2 years through 3 years	62	72
After 4 years through 5 years	18	3
After 5 years	48	48
Total par value	$29,337	$22,862
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$19,757	0.28%	$23,989	0.04%
Unamortized discounts	(13)		(2)
Total	$19,744		$23,987
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2022, and December 31, 2021, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2021 Form 10-K.

(In millions)	March 31, 2022	December 31, 2021
Par value of consolidated obligations:
Bonds:
Fixed rate	$16,835	$16,654
Adjustable rate	10,544	5,575
Step-up	1,958	633
Total bonds, par value	29,337	22,862
Discount notes, par value	19,757	23,989
Total consolidated obligations, par value	$49,094	$46,851
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2022, or December 31, 2021. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2022 and 2021:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2020	$244	$(14)	$230
Other comprehensive income/(loss):
Net change in fair value	137		137
Net current period other comprehensive income/(loss)	137	—	137
Balance, March 31, 2021	$381	$(14)	$367

Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in fair value	(149)		(149)
Net current period other comprehensive income/(loss)	(149)	—	(149)
Balance, March 31, 2022	$191	$(9)	$182

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 9 — Capital
Capital Requirements. Under the Housing and Economic Recovery Act of 2008, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. For further information related to the Bank’s capital requirements, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
As of March 31, 2022, and December 31, 2021, the Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2022		December 31, 2021
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$822	$5,979	$1,054	$5,896
Total regulatory capital	$2,245	$5,979	$2,165	$5,896
Total regulatory capital ratio	4.00%	10.65%	4.00%	10.89%
Leverage capital	$2,806	$8,969	$2,706	$8,844
Leverage ratio	5.00%	15.98%	5.00%	16.34%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $7 million outstanding to three institutions at March 31, 2022, and $3 million outstanding to three institutions at December 31, 2021. The change in mandatorily redeemable capital stock for the three months ended March 31, 2022 and 2021 was as follows:

(In millions)	March 31, 2022	March 31, 2021
Balance at the beginning of the period	$3	$2
Reclassified from/(to) capital during the period	32	—
Repurchase/redemption of mandatorily redeemable capital stock	(28)	(1)
Balance at the end of the period	$7	$1
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for both of the three months ended March 31, 2022 and 2021.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2022, and December 31, 2021.

Contractual Redemption Period	March 31, 2022	December 31, 2021
After 4 years through 5 years	$6	$2
Past contractual redemption date because of remaining activity(1)	1	1
Total	$7	$3
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. The required level of retained earnings was $1.7 billion and $1.5 billion at March 31, 2022, and December 31, 2021, respectively.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings during the first quarter of 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the first quarter of 2021. The Bank’s restricted retained earnings totaled $692 million and $708 million at March 31, 2022, and December 31, 2021, respectively. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at March 31, 2022, and December 31, 2021, respectively.
For more information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $103 million, or 0.18% of total assets as of March 31, 2022. Excess capital stock totaled $120 million, or 0.22% of total assets as of December 31, 2021.
In the first quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $35 million, including $35 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2021, the Bank paid dividends at an annualized rate of 5.00%, totaling $30 million, including $30 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 28, 2022, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2022 at an annualized rate of 6.00%, totaling $34 million. The Bank recorded the dividend on April 28, 2022, and expects to pay the dividend on May 11, 2022.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $835 million and $47 million in excess capital stock during the first quarter of 2022 and 2021, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2022 and 2021, the Bank redeemed a de minimis amount and $1 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2022, or December 31, 2021.
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
For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Segment Information” in the Bank’s 2021 Form 10-K.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
March 31, 2022	$31	$68	$99	$(7)	$—	$106	$18	$38	$86
March 31, 2021	52	78	130	(10)	(24)	164	(21)	39	104
(1)    The mortgage-related business includes total accretion or amortization associated with PLRMBS that had previous credit losses related to the prior methodology of evaluating credit losses, which are recognized in interest income, totaled $14 million and $17 million for the three months ended March 31, 2022 and 2021, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses totaled $(3) million and $(6) million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table presents total assets by operating segment at March 31, 2022, and December 31, 2021.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2022	$43,298	$12,831	$56,129
December 31, 2021	40,064	14,057	54,121

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
For more information related to the Bank’s interest rate exchange agreement instruments and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” in the Bank’s 2021 Form 10-K. For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2022, and December 31, 2021. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2022			December 31, 2021
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$32,672	$459	$584	$31,526	$223	$148
Derivatives not designated as hedging instruments:
Interest rate swaps	29,622	6	75	31,540	2	21
Interest rate caps and floors	550	1	—	550	—	—
Total	30,172	7	75	32,090	2	21
Total derivatives before netting and collateral adjustments	$62,844	466	659	$63,616	225	169
Netting adjustments and cash collateral(1)		(447)	(651)		(217)	(164)
Total derivative assets and total derivative liabilities		$19	$8		$8	$5
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $402 million and $77 million at March 31, 2022, and December 31, 2021, respectively. Cash collateral received, including accrued interest, was $198 million and $130 million at March 31, 2022, and December 31, 2021, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$41	$54	$(12)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$320	$429	$(436)
Hedged items	(340)	(439)	460
Net gain/(loss) on fair value hedging relationships	(20)	(10)	24
Net amortization of gain on discontinued fair value hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(27)	$(37)	$24

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended March 31, 2021
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$57	$61	$(22)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$134	$476	$(47)
Hedged items	(197)	(491)	54
Net gain/(loss) on fair value hedging relationships	(63)	(15)	7
Net amortization of gain on discontinued fair value hedging relationships	(3)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(66)	$(42)	$7
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2022, and December 31, 2021.

	March 31, 2022			December 31, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$14,032	$8,069	$(13,488)	$13,613	$8,559	$(13,557)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(353)	$(764)	$599	$(15)	$(329)	$139
Discontinued hedging relationships included in amortized cost	109	865	—	118	901	—
Total amount of fair value hedging basis adjustments	$(244)	$101	$599	$103	$572	$139
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three months ended March 31, 2022 and 2021.

(In millions)	Three Months Ended
	March 31, 2022	March 31, 2021
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$8	$42
Net interest settlements	—	(24)
Net gain/(loss) on derivatives	$8	$18
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2022, was $365 million, for which the Bank had posted cash collateral of $376 million in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2022, and December 31, 2021.

	March 31, 2022
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$463	$(451)	$12	$—	$12
Cleared	3	4	7	(251)	258
Total			$19		$270
Derivative Liabilities
Uncleared	$633	$(628)	$5	$—	$5
Cleared	26	(23)	3	—	3
Total			$8		$8

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$224	$(224)	$—	$—	$—
Cleared	1	7	8	(252)	260
Total			$8		$260
Derivative Liabilities
Uncleared	$161	$(156)	$5	$—	$5
Cleared	8	(8)	—	—	—
Total			$5		$5

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2022, and December 31, 2021. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2022, and December 31, 2021. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2022
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	13,500	13,500	—	13,500	—	—
Federal funds sold	7,576	7,576	—	7,576	—	—
Trading securities	2	2	—	2	—	—
AFS securities	9,570	9,570	—	8,111	1,459	—
HTM securities	2,856	2,853	—	2,671	182	—
Advances	20,246	20,151	—	20,151	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	914	872	—	872	—	—
Accrued interest receivable	39	39	—	39	—	—
Derivative assets, net(2)	19	19	—	466	—	(447)
Other assets(3)	23	23	23	—	—	—
Liabilities
Deposits	1,024	1,024	—	1,024	—	—
Consolidated obligations:
Bonds	28,702	28,462	—	28,462	—	—
Discount notes	19,744	19,739	—	19,739	—	—
Total consolidated obligations	48,446	48,201	—	48,201	—	—
Mandatorily redeemable capital stock	7	7	7	—	—	—
Accrued interest payable	29	29	—	29	—	—
Derivative liabilities, net(2)	8	8	—	659	—	(651)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2021
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	5,348	5,348	—	5,348	—	—
Trading securities	252	252	—	252	—	—
AFS securities	10,332	10,332	—	8,724	1,608	—
HTM securities	3,211	3,235	—	3,015	220	—
Advances	17,027	17,072	—	17,072	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	980	981	—	981	—	—
Accrued interest receivable	45	45	—	45	—	—
Derivative assets, net(2)	8	8	—	225	—	(217)
Other assets(3)	25	25	25	—	—	—
Liabilities
Deposits	769	769	—	769	—	—
Consolidated obligations:
Bonds	22,716	22,635	—	22,635	—	—
Discount notes	23,987	23,986	—	23,986	—	—
Total consolidated obligations	46,703	46,621	—	46,621	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	33	33	—	33	—	—
Derivative liabilities, net(2)	5	5	—	169	—	(164)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2022:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2021 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three months ended March 31, 2022.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2022, and December 31, 2021, by level within the fair value hierarchy.

March 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations – Ginnie Mae	$—	$2	$—	$—	$2
AFS securities:
U.S. obligations – Treasury securities	—	545	—	—	545
MBS:
GSEs – multifamily	—	7,566	—	—	7,566
PLRMBS	—	—	1,459	—	1,459
Subtotal MBS	—	7,566	1,459	—	9,025
Total AFS securities	—	8,111	1,459	—	9,570
Advances(2)	—	1,589	—	—	1,589
Derivative assets, net: interest rate-related	—	466	—	(447)	19
Other assets	23	—	—	—	23
Total recurring fair value measurements – Assets	$23	$10,168	$1,459	$(447)	$11,203
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$1,924	$—	$—	$1,924
Derivative liabilities, net: interest rate-related	—	659	—	(651)	8
Total recurring fair value measurements – Liabilities	$—	$2,583	$—	$(651)	$1,932
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$15	$—	$15
Total nonrecurring fair value measurements – Assets	$—	$—	$15	$—	$15

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$250	$—	$—	$250
MBS – Other U.S. obligations – Ginnie Mae	—	2	—	—	2
Total trading securities	—	252	—	—	252
AFS securities:
U.S. obligations – Treasury securities	—	504	—	—	504
MBS:
GSEs – multifamily	—	8,220	—	—	8,220
PLRMBS	—	—	1,608	—	1,608
Subtotal MBS	—	8,220	1,608	—	9,828
Total AFS securities	—	8,724	1,608	—	10,332
Advances(2)	—	1,772	—	—	1,772
Derivative assets, net: interest rate-related	—	225	—	(217)	8
Other assets	25	—	—	—	25
Total recurring fair value measurements – Assets	$25	$10,973	$1,608	$(217)	$12,389
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$627	$—	$—	$627
Derivative liabilities, net: interest rate-related	—	169	—	(164)	5
Total recurring fair value measurements – Liabilities	$—	$796	$—	$(164)	$632
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2022, and December 31, 2021.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2022, and December 31, 2021.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2022, and December 31, 2021.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Balance, beginning of the period	$1,608	$2,035
Total gain/(loss) realized and unrealized included in:
Interest income	14	17
(Provision for)/reversal of credit losses	3	5
Other income/(loss)	28	—
Unrealized gain/(loss) included in AOCI	(33)	9
Settlements	(177)	(140)
Transfers of HTM securities to AFS securities	16	—
Balance, end of the period	$1,459	$1,926
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(33)	$8
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$17	$21
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
For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Values” in the Bank’s 2021 Form 10-K.
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
The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,772	$627	$2,147	$111
New transactions elected for fair value option	10	1,325	650	—
Maturities and terminations	(144)	—	(183)	(80)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(49)	(28)	(26)	—
Change in accrued interest	—	—	(1)	—
Balance, end of the period	$1,589	$1,924	$2,587	$31

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2022 and 2021. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,572	$1,589	$17	$1,706	$1,772	$66
Consolidated obligation bonds	1,958	1,924	(34)	633	627	(6)
(1)    At March 31, 2022, and December 31, 2021, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $699.5 billion at March 31, 2022, and $652.9 billion at December 31, 2021. The par value of the Bank’s participation in consolidated obligations was $49.1 billion at March 31, 2022, and $46.9 billion at December 31, 2021. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2021 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Off-balance sheet commitments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022			December 31, 2021
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$10,650	$5,227	$15,877	$11,842	$4,848	$16,690
Commitments to fund additional advances(1)	30	—	30	—	—	—
Commitments to issue consolidated obligation discount notes, par	1,988	—	1,988	—	—	—
(1)    Advances funded under advance commitments are fully collateralized at the time of funding.
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At March 31, 2022, the original terms of these standby letters of credit range from 1 day to 15 years, including a final expiration in 2037. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $35 million and $34 million at March 31, 2022, and December 31, 2021, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2022, and December 31, 2021.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of March 31, 2022, the Bank had pledged total collateral of $653 million, including securities with a carrying value of $251 million, all of which may be repledged, and cash collateral, including accrued interest, of $402 million to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2021, the Bank had pledged total collateral of $329 million, including securities with a carrying value of $252 million, all of which may be repledged, and cash collateral, including accrued interest, of $77 million to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	March 31, 2022	December 31, 2021
Assets:
Advances	$3,131	$3,107
Accrued interest receivable	2	2
Liabilities:
Deposits	$24	$34
Capital:
Capital Stock	$116	$117

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Interest Income – Advances	$13	$13
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2022, and December 31, 2021, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2021 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at March 31, 2022, and December 31, 2021, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2022, the Bank extended overnight loans to other FHLBanks for $700 million. During the three months ended March 31, 2021, the Bank extended no overnight loans to other FHLBanks. During the three months ended March 31, 2022 and 2021, the Bank borrowed $20 million and $10 million, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.

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
•natural disasters, pandemics or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the recent outbreak of hostilities in Eastern Europe), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
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
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
Quarterly Overview
Net income for the first quarter of 2022 was $78 million, compared with net income of $94 million for the first quarter of 2021. The $16 million decrease in net income relative to the prior-year period was primarily attributable to a decrease in net interest income of $55 million, which was partially offset by an increase of $39 million in other income/(loss).
The $55 million decrease in net interest income for the first quarter of 2022 primarily reflected a net decline in average interest-earning assets of $8.6 billion, mainly a reduction in investment securities of $10.3 billion. Lower yields on interest-earning assets also decreased interest income by $11 million compared to the prior-year period, despite recent increases in interest rates on new or renewed advances. Additional drivers of the decrease to net interest income were a decrease of $7 million in net gains on designated fair value hedges and a $6 million decrease in net prepayment fee income on advances and MBS, from $8 million for the first quarter of 2021 to $2 million for the first quarter of 2022.
The $39 million increase in other income/(loss) for the first quarter of 2022 primarily resulted from recording $28 million in settlement proceeds as income from the final resolution on litigation of one of the Bank's private-label residential mortgage-backed securities (PLRMBS) held within a trust that has been the subject of litigation by the trustee (the Bank was not a party) since 2012. In addition, net fair value losses associated with derivatives and financial instruments carried at fair value decreased by $13 million (driven by a decrease in net fair value losses of $18 million on trading securities that matured since the first quarter of 2021).
At March 31, 2022, total assets were $56.1 billion, an increase of $2.0 billion from $54.1 billion at December 31, 2021. Advances increased by $3.2 billion, to $20.2 billion at March 31, 2022, from $17.0 billion at December 31, 2021, as demand for advances remained muted compared to prior years in response to elevated market liquidity levels. The increase in total assets was partially offset by a decrease in total investments of $1.2 billion, to $34.6 billion at March 31, 2022, from $35.8 billion at December 31, 2021. The decrease in investments primarily reflected a decline in securities purchased under agreements to resell of $2.0 billion and a decline in MBS of $1.2 billion, which was partially offset by an increase in Federal funds sold of $2.2 billion.
Accumulated other comprehensive income (AOCI) decreased by $149 million during the first quarter of 2022, to $182 million at March 31, 2022, from $331 million at December 31, 2021, primarily reflecting lower fair values of MBS classified as available-for-sale (AFS) primarily due to the increase in market interest rates during the first quarter.
On April 28, 2022, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the first quarter of 2022 at an annualized rate of 6.00% that will total $34 million. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The Bank recorded the dividend on April 28, 2022, and the Bank expects to pay the dividend on May 11, 2022.
As of March 31, 2022, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 10.7%, exceeding the 4.0% requirement. The Bank had $6.0 billion in permanent capital, exceeding its risk-based capital requirement of $822 million. Total retained earnings as of March 31, 2022, of $3.9 billion were consistent with the level at yearend 2021.

The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
COVID-19 Pandemic Impact. In 2020, the COVID-19 pandemic impacted the financial markets and created substantial uncertainty about future economic activity and the Bank’s operating environment. In response, the federal government and the Federal Reserve used their full range of tools to support the economy. The emergency measures taken by the federal government and the Federal Reserve helped facilitate liquidity and support stability in fixed income markets but contributed to the significant reduction in demand for advances from members. The Bank continued to meet its funding needs through the first quarter of 2022.
The Bank transitioned to remote work in mid-March 2020 and continued to operate effectively with employees working remotely throughout 2021 and the first quarter of 2022. The Bank has assessed the remote work environment and has taken measures to mitigate cyber-security risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors. Possible adverse impacts as a result of the Bank’s workforce working remotely may include, but are not limited to, increased risk of operational incidents, cyber-security threats, and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational errors. The Bank transitioned to a hybrid work schedule in mid-April 2022 under which employees may work certain days during the week in the office and certain days remotely.
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
The full duration and impact of the pandemic and subsequent governmental and public actions remain uncertain. Demand for advances may continue to remain low or decrease because of the impact of government stimulus on member liquidity, Federal Reserve Board policies, and reduced member asset activity. The Bank believes that lower demand from the Bank’s members for advances will likely continue into the foreseeable future.
Management will continue to monitor the COVID-19 pandemic’s impact on the Bank’s financial condition and operations, including the Bank’s liquidity, advance levels, funding spreads, and workforce effectiveness.
The Russian Federation’s Invasion of Ukraine. In late February 2022, the Russian Federation invaded Ukraine, which led to increased price volatility across financial markets, including the U.S. Treasury market. Although volatility has also increased in the market for the FHLBanks’ consolidated obligations, the cost of newly-issued short-term consolidated obligations has generally tracked the U.S. Treasury market and demand for consolidated obligations remains strong. Financial market participants continue to evaluate the effects of this conflict and the global response on the U.S. economy and financial markets, which remain uncertain.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Selected Balance Sheet Items at Quarter End
Total Assets	$56,129	$54,121	$54,459	$54,244	$57,908
Advances	20,246	17,027	22,613	24,194	28,140
Mortgage Loans Held for Portfolio, Net	914	980	1,134	1,301	1,581
Investments(1)	34,629	35,768	30,364	28,403	27,526
Consolidated Obligations:(2)
Bonds	28,702	22,716	22,025	28,839	33,011
Discount Notes	19,744	23,987	24,814	17,598	17,109
Capital Stock —Class B —Putable	2,097	2,061	2,253	2,269	2,238
Unrestricted Retained Earnings	3,183	3,124	3,059	3,004	2,983
Restricted Retained Earnings	692	708	743	761	761
Accumulated Other Comprehensive Income/(Loss) (AOCI)	182	331	319	394	367
Total Capital	6,154	6,224	6,374	6,428	6,349
Selected Operating Results for the Quarter
Net Interest Income	$103	$119	$120	$125	$158
Provision for/(Reversal of) Credit Losses	(3)	2	—	(2)	(6)
Other Income/(Loss)	18	—	(3)	(26)	(21)
Other Expense	38	43	38	39	39
Affordable Housing Program Assessment	8	7	8	7	10
Net Income/(Loss)	$78	$67	$71	$55	$94
Selected Other Data for the Quarter
Net Interest Margin(3)	0.78%	0.87%	0.85%	0.88%	1.04%
Return on Average Assets	0.59	0.48	0.49	0.38	0.61
Return on Average Equity	4.91	4.08	4.34	3.45	6.04
Annualized Dividend Rate	6.00	6.00	6.00	6.00	5.00
Dividend Payout Ratio(4)	44.63	53.84	48.99	60.67	32.44
Average Equity to Average Assets Ratio	11.91	11.70	11.32	11.07	10.01
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.65	10.89	11.12	11.13	10.33
Duration Gap (in months)	1.1	0.4	0.3	0.5	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2022	$699,530
December 31, 2021	652,862
September 30, 2021	641,438
June 30, 2021	666,747
March 31, 2021	696,385
(3)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.

(4)This ratio is calculated as dividends per share declared, recorded, and paid during the period divided by net income per share.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2022 and 2021, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2022 Compared to First Quarter of 2021

Average Balance Sheets

	Three Months Ended
	March 31, 2022			March 31, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,322	$—	0.16%	$1,253	$—	0.14%
Securities purchased under agreements to resell	2,125	1	0.11	1,732	—	0.08
Federal funds sold	9,256	3	0.12	4,265	1	0.08
Trading securities:
MBS	2	—	1.78	2	—	2.52
Other investments	47	—	2.04	4,087	21	2.09
AFS securities:(1)
MBS(2)(3)	9,228	54	2.35	10,222	59	2.33
Other investments(3)	452	—	0.34	4,064	2	0.19
HTM securities:(1)
MBS	2,997	7	1.03	4,621	13	1.14
Mortgage loans held for portfolio(4)	943	17	7.27	1,746	23	5.39
Advances(3)(5)	26,859	39	0.59	29,831	65	0.88
Loans to other FHLBanks	8	—	0.15	—	—	—
Total interest-earning assets	53,239	121	0.92	61,823	184	1.21
Other assets(6)	707	—		1,024	—
Total Assets	$53,946	$121		$62,847	$184
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$25,170	$12	0.20%	$38,381	$22	0.23%
Discount notes	20,702	6	0.12	16,454	4	0.10
Deposits and other borrowings	1,117	—	0.11	1,108	—	0.09
Mandatorily redeemable capital stock	4	—	6.25	2	—	6.66
Total interest-bearing liabilities	46,993	18	0.16	55,945	26	0.19
Other liabilities(6)	530	—		609	—
Total Liabilities	47,523	18		56,554	26
Total Capital	6,423	—		6,293	—
Total Liabilities and Capital	$53,946	$18		$62,847	$26
Net Interest Income		$103			$158
Net Interest Spread(7)			0.76%			1.02%
Net Interest Margin(8)			0.78%			1.04%
Interest-earning Assets/Interest-bearing Liabilities	113.29%			110.51%
(1)The average balances of AFS securities and HTM securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $8 million and $13 million for the three months ended March 31, 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	1	3	—	4
Net interest settlements on derivatives	(21)	(13)	24	(10)
Total net interest income/(expense)	$(27)	$(37)	$24	$(40)

	Three Months Ended
	March 31, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(3)	$(27)	$—	$(30)
Net gain/(loss) on derivatives and hedged items	2	9	—	11
Net interest settlements on derivatives	(65)	(24)	7	(82)
Total net interest income/(expense)	$(66)	$(42)	$7	$(101)
(4)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields and from the amortization of upfront loan costs and delivery commitments was $9 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.
(5)Interest income includes net prepayment fees on advances of $(2) million and $8 million for the three months ended March 31, 2022 and 2021, respectively.
(6)Includes forward settling transactions and valuation adjustments for certain cash items.
(7)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(8)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first quarter of 2022 was $103 million, a 35% decrease from $158 million in the first quarter of 2021. The following table details the changes in interest income and interest expense for the first quarter of 2022 compared to the first quarter of 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$—	$1
Federal funds sold	2	1	1
Trading securities: Other investments	(21)	(20)	(1)
AFS securities:
MBS(2)	(5)	(6)	1
Other investments(2)	(2)	(3)	1
HTM securities: MBS	(6)	(5)	(1)
Mortgage loans held for portfolio	(6)	(13)	7
Advances(2)	(26)	(6)	(20)
Total interest-earning assets	(63)	(52)	(11)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(10)	(7)	(3)
Discount notes	2	1	1
Total interest-bearing liabilities	(8)	(6)	(2)
Net interest income	$(55)	$(46)	$(9)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 78 basis points for the first quarter of 2022, 26 basis points lower than the net interest margin for the first quarter of 2021, which was 104 basis points. The net interest spread was 76 basis points for the first quarter of 2022, 26 basis point lower than the net interest spread for the first quarter of 2021, which was 102 basis points. These decreases primarily reflected a decline in average interest-earning assets of $8.6 billion, lower yields on interest-earning assets despite recent increase in interest rates on new or renewed advances, a reduction in net gains on designated fair value hedges, and a decrease in net prepayment fee income on advances and MBS.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the estimated cash flows of securities previously identified as other-than-temporarily impaired, the net accretion of income is likely to continue to be a positive source of net interest income in future periods.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2022 and 2021.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(18)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(21)	(26)
Net gain/(loss) on derivatives	8	18
Private-label residential mortgage-backed securities trust settlement	28	—
Standby letters of credit fees	4	4
Other, net	(1)	1
Total Other Income/(Loss)	$18	$(21)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(18) million for the three months ended March 31, 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2022	2021
Advances	$(49)	$(26)
Consolidated obligation bonds	28	—
Total	$(21)	$(26)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	Three Months Ended
(In millions)	March 31, 2022			March 31, 2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$45	$(8)	$37	$42	$(10)	$32
Not elected for fair value option	18	5	23	(11)	—	(11)
Consolidated obligation bonds:
Elected for fair value option	(23)	1	(22)	—	—	—
Not elected for fair value option	(32)	1	(31)	(4)	—	(4)
Consolidated obligation discount notes:
Not elected for fair value option	(1)	1	—	2	—	2
MBS:
Not elected for fair value option	1	—	1	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	13	(14)	(1)
Total	$8	$—	$8	$42	$(24)	$18
During the first quarter of 2022, net gains on derivatives totaled $8 million compared to net gains of $18 million in the first quarter of 2021. These amounts included expense of a de minimis amount and expense of $24 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in the first quarter of 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income. The Bank recorded no settlement proceeds in the first quarter of 2021.
Other Expense. During the first quarter of 2022, other expenses totaled $38 million, compared to $39 million in the first quarter of 2021.
Return on Average Equity. Return on average equity was 4.91% (annualized) for the first quarter of 2022, compared to 6.04% (annualized) for the first quarter of 2021. The decrease reflected lower net income for the first quarter of 2022, which decreased 17%, from $94 million in the first quarter of 2021 to $78 million in the first quarter of 2022, and an increase in average equity from $6.3 billion in the first quarter of 2021 to $6.4 billion in the first quarter of 2022.
Dividends and Retained Earnings. In the first quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $35 million, including $35 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2021, the Bank paid dividends at an annualized rate of 5.00%, totaling $30 million, including $30 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $1.5 billion to $2.9 billion during 2021. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2022, the required level of retained earnings was increased from $1.5 billion to $1.7 billion.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings during the first quarter of 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the first quarter of 2021. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at March 31, 2022, and December 31, 2021, respectively. The Bank’s restricted retained earnings totaled $692 million and $708 million at March 31, 2022, and December 31, 2021, respectively.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2021 Form 10-K.
Financial Condition
Total assets were $56.1 billion at March 31, 2022, compared to $54.1 billion at December 31, 2021. Advances increased by $3.2 billion, or 19%, to $20.2 billion at March 31, 2022, from $17.0 billion at December 31, 2021. MBS investments decreased by $1.1 billion, or 8%, to $11.9 billion at March 31, 2022, from $13.0 billion at December 31, 2021. Average total assets were $53.9 billion for the first quarter of 2022, a 14% decrease from $62.8 billion for the first quarter of 2021. Average advances were $26.9 billion for the first quarter of 2022, a 10% decrease from $29.8 billion for the first quarter of 2021. Average MBS investments were $12.2 billion for the first quarter of 2022, an 18% decrease from $14.8 billion for the first quarter of 2021.
Advances outstanding at March 31, 2022, included net unrealized losses of $227 million, of which $244 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $17 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2021, included unrealized gains of $169 million, of which $103 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2021, to March 31, 2022, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.

Total liabilities were $50.0 billion at March 31, 2022, an increase of $2.1 billion from $47.9 billion at December 31, 2021, primarily reflecting a $1.7 billion increase in consolidated obligations outstanding to $48.4 billion at March 31, 2022, from $46.7 billion at December 31, 2021. Average total liabilities were $47.5 billion for the first quarter of 2022, a 16% decrease compared to $56.6 billion for the first quarter of 2021. Average consolidated obligations were $45.9 billion for the first quarter of 2022 and $54.8 billion for the first quarter of 2021.
Consolidated obligations outstanding at March 31, 2022, included unrealized gains of $599 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $34 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2021, included unrealized losses of $139 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2021, to March 31, 2022, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $699.5 billion at March 31, 2022, and $652.9 billion at December 31, 2021.
Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR: (i) execute hedging strategies that permit alternative reference rates, including SOFR, (ii) transact SOFR-indexed advances and bonds, (iii) where practicable, implement improved fallback provisions for the discontinuation of LIBOR in new and legacy contracts, and (iv) where practicable, terminate LIBOR derivatives with maturities after June 30, 2023, and replace them with SOFR derivatives. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (FCA) further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings.
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
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. The legislation provides a statutory fallback mechanism on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR including any applicable tenor spread adjustment, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at March 31, 2022, and December 31, 2021.

LIBOR-Indexed Financial Instruments

March 31, 2022
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$75	$—	$10	$85
Unpaid principal balance of MBS by contractual maturity(1)	—	10	3,686	3,696
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	398	309	522	1,229
Uncleared	73	20	10	103
Total	$546	$339	$4,228	$5,113

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$35	$56	$300	$391
Uncleared	35	—	—	35
Total	$70	$56	$300	$426

December 31, 2021
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$250	$—	$10	$260
Unpaid principal balance of MBS by contractual maturity(1)	—	12	4,098	4,110
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	517	309	562	1,388
Uncleared	112	23	10	145
Total	$879	$344	$4,680	$5,903

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	210	52	40	302
Uncleared	35	—	—	35
Total	$245	$52	$40	$337
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
As of March 31, 2022, and December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. During 2022 and in total since November 2018, the Bank has issued $5.5 billion and $209.0 billion, respectively, in SOFR-indexed consolidated obligation bonds. The Bank had consolidated obligation bonds indexed to SOFR totaling $10.5 billion at March 31, 2022, and $5.6 billion at December 31, 2021.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $3.2 billion to $43.3 billion (77% of total assets) at March 31, 2022, from $40.1 billion (74% of total assets) at December 31, 2021.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $31 million in the first quarter of 2022, a decrease of $21 million, or 40%, compared to $52 million in the first quarter of 2021, which was primarily due to lower profit spreads and balances of advances and other credit products. Adjusted net interest income for this segment represented 31% and 40% of total adjusted net interest income for the first quarter of 2022 and 2021, respectively.
Advances – The par value of advances outstanding increased by $3.6 billion, or 21%, to $20.5 billion at March 31, 2022, from $16.9 billion at December 31, 2021. Average advances outstanding were $26.9 billion for the first quarter of 2022, a 10% decrease from $29.8 billion for the first quarter of 2021. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, period end balances may vary significantly from average balances for the period.
Advances outstanding to the Bank’s top five borrowers and their affiliates increased by $2.2 billion to $11.1 billion at March 31, 2022, from $8.9 billion at December 31, 2021, including MUFG Union Bank, National Association (Union Bank) and First Republic Bank, whose advances exceeded 10% of the Bank’s total advances as of March 31, 2022. (See “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” for further information.) On September 21, 2021, U.S. Bancorp entered into an agreement to acquire Union Bank. U.S. Bancorp is not a member of the Bank. If Union Bank is no longer a member of the Bank or any successor to Union Bank does not become a member of the Bank, and if no other advances are made to replace Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of a significant member. Other acquisitions have been announced or completed involving large regional financial institutions in the Bank’s district, which potentially reduce the opportunity to grow advances from these large regional financial institutions. Advances outstanding to the Bank’s other borrowers increased by $1.4 billion. The $3.6 billion increase in advances outstanding reflected a $1.8 billion increase in adjustable rate advances, a $1.3 billion increase in variable rate advance, and a $0.5 billion increase in fixed rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the future; however, there can be no assurance that any advances will be made under this arrangement.
The components of the advances portfolio at March 31, 2022, and December 31, 2021, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2022		December 31, 2021
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$75	—%	$250	1%
Adjustable – SOFR	2,000	10	—	—
Subtotal adjustable rate advances	2,075	10	250	1
Fixed	4,373	21	4,765	28
Fixed – amortizing	53	—	69	—
Fixed – with PPS(1)	1,362	7	1,406	9
Fixed – with FPS(1)	9,982	49	8,957	54
Fixed – with caps and PPS(1)	10	—	10	—
Fixed – callable at borrower’s option with FPS(1)	80	—	70	—
Fixed – putable at Bank’s option	100	1	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	15,980	78	15,497	92
Daily variable rate	2,418	12	1,111	7
Total par value	$20,473	100%	$16,858	100%
(1)Partial prepayment symmetry (PPS) and full prepayment symmetry (FPS) are product features under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Advances with PPS are no longer offered, and any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.
The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at March 31, 2022, and December 31, 2021.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	March 31, 2022	December 31, 2021
Due in 2022	$75	$250
Due after June 30, 2023(1)	10	10
Total LIBOR-Indexed Advances(2)	$85	$260
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio remained consistent at $22.7 billion as of March 31, 2022, and December 31, 2021.
Interest rate payment terms for non-MBS investments classified as trading and AFS at March 31, 2022, and December 31, 2021, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	March 31, 2022	December 31, 2021
Fair value of fixed rate trading securities	$—	$250
Amortized cost of AFS securities	545	503
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $37.2 billion at March 31, 2022, from $33.8 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At March 31, 2022, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $47.4 billion, of which $15.8 billion were hedging advances, $27.7 billion were hedging consolidated obligations, $0.6 billion were economically hedging non-MBS investments, and $3.3 billion were offsetting derivatives. At December 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $48.0 billion, of which $15.8 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $0.8 billion were economically hedging non-MBS investments, and $7.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
On March 15, 2020, the Federal Open Market Committee (FOMC) lowered the Federal funds rate, to a target range of 0.00% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity in many countries, including the United States. At its March 2022 meeting, the FOMC stated that indicators of economic activity and employment have continued to strengthen, and it raised the target range of the Federal funds rate to 0.25% to 0.50%, anticipating that ongoing increases in the target range will be appropriate. Interest rate changes may adversely impact and increase the volatility of reported earnings. The FOMC noted that the implications for the U.S. economy from the Russian Federation’s invasion of Ukraine are highly uncertain, but in the near term it is likely to create additional upward pressure on inflation and weigh on economic activity. In addition, the FOMC expects to begin reducing its holdings of Treasury securities and agency debt and MBS at a coming meeting. The following table presents a comparison of selected market interest rates as of March 31, 2022, and December 31, 2021.

Selected Market Interest Rates

Market Instrument	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Federal Reserve target range for overnight Federal funds	0.25-0.50%	0.00-0.25%	0.00-0.25%	0.00-0.25%
Secured Overnight Financing Rate	0.29	0.05	0.01	0.07
3-month Treasury bill	0.50	0.04	0.18	0.06
2-year Treasury note	2.34	0.73	0.16	0.12
5-year Treasury note	2.46	1.26	0.95	0.36

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $12.8 billion (23% of total assets) at March 31, 2022, and $14.1 billion at December 31, 2021 (26% of total assets).
Adjusted net interest income for this segment was $68 million in the first quarter of 2022, a decrease of $10 million, or 13%, from $78 million in the first quarter of 2021. This decrease was primarily a result of lower earnings from lower balances of mortgage-related products, a decline in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, and a reversal of prior period expected credit losses, partially offset by higher spreads from lower funding costs. Adjusted net interest income for this segment represented 69% and 60% of total adjusted net interest income for the first quarter of 2022 and 2021, respectively.
MBS Investments – The Bank’s MBS portfolio was $11.9 billion at March 31, 2022, compared with $13.0 billion at December 31, 2021. During the first quarter of 2022, the Bank’s MBS portfolio decreased as a result of $0.6 billion in principal repayments, a $0.4 billion decrease in basis adjustments, and $0.1 billion of fair value losses. Average MBS investments were $12.2 billion in the first quarter of 2022, a decrease of $2.6 billion from $14.8 billion in the first quarter of 2021. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at March 31, 2022, and December 31, 2021, are shown in the following table:

MBS: Interest Rate Payment Terms

(In millions)	March 31, 2022	December 31, 2021
Fair value of trading securities:
Adjustable rate	$2	$2
Total trading securities	$2	$2
Amortized cost of AFS securities:
Fixed rate	$7,868	$8,423
Adjustable rate	980	1,083
Total AFS securities	$8,848	$9,506
Amortized cost of HTM securities:
Fixed rate	$348	$403
Adjustable rate	2,508	2,808
Total HTM securities	$2,856	$3,211

MPF Program – Under the MPF Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. On December 17, 2020, the Bank announced that it would no longer offer new commitments to directly purchase, or to facilitate the purchase of, mortgage loans from its members. On March 31, 2021, the Bank closed all remaining open commitments to purchase mortgage loans for its own portfolio under the MPF Original product.
Mortgage loan balances decreased to $914 million at March 31, 2022, from $980 million at December 31, 2021, a decrease of $66 million. Average mortgage loans were $943 million in the first quarter of 2022, a decrease of $803 million from $1,746 million in the first quarter of 2021.
At March 31, 2022, and December 31, 2021, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2021 Form 10-K. Mortgage loan balances at March 31, 2022, and December 31, 2021, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2022	December 31, 2021
MPF Plus	$100	$106
MPF Original	780	848
Subtotal	880	954
Unamortized premiums	37	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio	915	981
Less: Allowance for credit losses	(1)	(1)
Mortgage loans held for portfolio, net	$914	$980
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 1. Financial Statements – Note 5 – Mortgage Loans Held for Portfolio” in this report as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K.
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $1.3 billion to $12.8 billion at March 31, 2022, from $14.1 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $15.4 billion at March 31, 2022, of which $7.9 billion were associated with MBS and $7.5 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio. The notional amount of derivative instruments associated with the mortgage-related business totaled $15.6 billion at December 31, 2021, of which $8.0 billion were associated with MBS and $7.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio.
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business segment, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Segment Market Risk – Mortgage-Related Business.”

Interest Rate Exchange Agreements
A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; interest rate cap and floor agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to market risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount, and the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Exchange Agreements” in the Bank’s 2021 Form 10-K.
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2022, and December 31, 2021.

Concentration of Derivative Counterparties

(Dollars in millions)	March 31, 2022			December 31, 2021
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$20,149	32%	At least BBB	$18,381	29%
Subtotal uncleared		20,149	32		18,381	29
Cleared
LCH Ltd(2)
Morgan Stanley & Co. LLC	A	28,185	45	A	33,268	52
Goldman Sachs & Co. LLC	A	14,510	23	A	11,967	19
Subtotal cleared		42,695	68		45,235	71
Total		$62,844	100%		$63,616	100%
(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at March 31, 2022, and December 31, 2021. For purposes of clearing swaps with LCH Ltd, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC are the Bank’s clearing agents.

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
As of March 31, 2022, and December 31, 2021, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of March 31, 2022, and December 31, 2021, were within the tolerance levels provided by the Finance Agency guidance. The Bank had committed to the issuance of $2.0 billion in consolidated obligations at March 31, 2022. The Bank had no commitments to issue consolidated obligations at December 31, 2021.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2021 Form  10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2022, the Bank had $30 million in advance commitments and $15.9 billion in standby letters of credit outstanding. At December 31, 2021, the Bank had no advance commitments and $16.7 billion in standby letters of credit outstanding.
For additional information, see “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”

Regulatory Capital Requirements
The Bank’s capital requirements are discussed in “Item 1, Financial Statements – Note 9 – Capital” in this report and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, and corporate governance. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2021 Form 10-K.
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
For more information on the Bank’s management of credit risk on its advances, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2021 Form 10-K.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2022, and December 31, 2021.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	257	126	$27,617	$220,653	13%
4-6	64	30	8,740	28,049	31
7-10	3	2	11	50	22
Subtotal	324	158	36,368	248,752	15
Community development financial institutions (CDFIs)	7	7	121	144	84
Housing associates	2	—	—	—	—
Total	333	165	$36,489	$248,896	15%

December 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	260	127	$26,398	$213,172	12%
4-6	64	32	7,158	33,733	21
7-10	3	2	20	37	54
Subtotal	327	161	33,576	246,942	14
CDFIs	7	7	112	135	83
Housing associates	2	—	—	—	—
Total	336	168	$33,688	$247,077	14%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2022
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	4	$449	$485
11% – 25%	10	1,142	1,312
26% – 50%	15	1,479	2,359
More than 50%	136	33,419	244,740
Total	165	$36,489	$248,896

December 31, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$467	$512
11% – 25%	8	895	1,079
26% – 50%	15	1,837	3,032
More than 50%	140	30,489	242,454
Total	168	$33,688	$247,077
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2022, and December 31, 2021.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2022		December 31, 2021
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,986	$1,852	$659	$631
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,522	4,121	4,192	3,978
Agency pools and collateralized mortgage obligations	18,656	16,799	17,571	16,553
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	7	5	4	3
PLRMBS – private label investment-grade-rated senior tranches	314	189	311	194
Term deposits with the Bank	1	1	18	18
Total	$25,486	$22,967	$22,755	$21,377
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
As of March 31, 2022, of the loan collateral pledged to the Bank, 13% was pledged by 21 institutions by specific identification, 56% was pledged by 116 institutions under a blanket lien with detailed reporting, and 31% was pledged by 127 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.

As of March 31, 2022, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2022, and December 31, 2021.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$176,532	$137,698	$175,319	$140,994
Second lien residential mortgage loans and home equity lines of credit	13,340	6,750	13,659	6,653
Multifamily mortgage loans	46,659	31,773	41,239	28,517
Commercial mortgage loans	74,613	48,635	73,750	48,394
Loan participations(1)	988	377	1,064	383
Small business, small farm, and small agribusiness loans	2,743	696	3,157	759
Other	21	—	—	—
Total	$314,896	$225,929	$308,188	$225,700
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2022, and December 31, 2021, the unpaid principal balance of these loans totaled $4.7 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
For more information on the Bank’s management of credit risk on its investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2021 Form 10-K.
The following table presents the Bank’s investment credit exposure at March 31, 2022, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
March 31, 2022
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$545	$—	$—	$—	$—	$545
MBS:
Other U.S. obligations – single-family:
Ginnie Mae	—	101	—	—	—	—	101
GSEs – single-family:
Freddie Mac	—	180	—	—	—	—	180
Fannie Mae(2)	5	732	3	—	2	—	742
Subtotal	5	912	3	—	2	—	922
GSEs – multifamily:
Freddie Mac	—	1,758	—	—	—	—	1,758
Fannie Mae	—	7,457	—	—	—	—	7,457
Subtotal	—	9,215	—	—	—	—	9,215
Total GSEs	5	10,127	3	—	2	—	10,137
PLRMBS:
Prime	—	13	22	24	111	94	264
Alt-A	—	20	29	31	830	471	1,381
Total PLRMBS	—	33	51	55	941	565	1,645
Total MBS	5	10,261	54	55	943	565	11,883
Total securities	5	10,806	54	55	943	565	12,428
Interest-bearing deposits	—	—	1,125	—	—	—	1,125
Securities purchased under agreements to resell	—	12,500	1,000	—	—	—	13,500
Federal funds sold	—	2,120	5,344	112	—	—	7,576
Total investments	$5	$25,426	$7,523	$167	$943	$565	$34,629
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at March 31, 2022, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2022, and December 31, 2021.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	March 31, 2022	December 31, 2021
Interest-bearing deposits	$1,125	$1,125
Federal funds sold	7,576	5,348
Total	$8,701	$6,473
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2022, and December 31, 2021.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2022, 86% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2022, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2022
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$1,125	$112	$1,237
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,420	—	1,420
Canada	1,420	1,520	—	2,940
Finland	700	—	—	700
Germany	—	1,000	—	1,000
Netherlands	—	1,404	—	1,404
Total U.S. branches and agency offices of foreign commercial banks	2,120	5,344	—	7,464
Total unsecured credit exposure	$2,120	$6,469	$112	$8,701
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2022.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2022. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2022, the Bank’s MBS portfolio was 194% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At March 31, 2022, PLRMBS representing 11% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of March 31, 2022, the Bank’s investment in MBS had gross unrealized losses totaling $22 million, $9 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2022, all of the gross unrealized losses on its agency MBS are temporary.
If conditions in the housing and mortgage markets and general business and economic conditions deteriorate, the fair value of MBS may decline further, and the Bank may experience additional credit losses on PLRMBS in future periods. Additional credit losses could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record an allowance for credit losses on its PLRMBS in the future.
The Bank has exposure to investment securities with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate investment securities by interest rate index and the unpaid principal balance of LIBOR-indexed investments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at March 31, 2022, and December 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate Investment Securities by Interest Rate Index
(In millions)	MBS
Interest Rate Index	March 31, 2022	December 31, 2021
LIBOR(1)	$3,696	$4,110
Constant maturity Treasury	61	64
Total adjustable rate investment securities(2)	$3,757	$4,174

LIBOR-Indexed Investment Securities by Redemption Term
(In millions)	MBS
Redemption Term	March 31, 2022	December 31, 2021
Due through June 30, 2023	$10	$12
Due thereafter(2)	3,686	4,098
Total LIBOR-Indexed investment securities	$3,696	$4,110
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
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2022.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first quarter of 2022 and the first quarter of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2022.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2022
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,195	$20	$(18)	$—	$2
Liability positions with credit exposure:
Uncleared derivatives
A	3,625	(162)	165	—	3
BBB	4,683	(188)	195	—	7
Cleared derivatives(2)	42,695	(22)	26	251	255
Total derivative positions with credit exposure to nonmember counterparties	57,198	$(352)	$368	$251	$267
Derivative positions without credit exposure	5,646
Total notional	$62,844

December 31, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,500	$9	$(9)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	42	(1)	1	—	—
Cleared derivatives(2)	45,235	(7)	15	252	260
Total derivative positions with credit exposure to nonmember counterparties	46,777	$1	$7	$252	$260
Derivative positions without credit exposure	16,839
Total notional	$63,616
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at March 31, 2022, and December 31, 2021.
The Bank primarily executes overnight index swap (OIS) derivatives indexed to SOFR and the Effective Federal Funds Rate (EFFR) to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at March 31, 2022, and December 31, 2021.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	March 31, 2022		December 31, 2021
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$23,674	$38,620	$25,846	$37,220
LIBOR	426	1,332	337	1,533
SOFR	37,734	21,344	35,887	22,526
OIS - EFFR	460	998	996	1,787
Total notional amount	$62,294	$62,294	$63,066	$63,066
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at March 31, 2022, and December 31, 2021. As of March 31, 2022, and December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
March 31, 2022
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$35	$35	$398	$73
Terminates through June 30, 2023	56	—	309	20
Terminates thereafter(1)	300	—	522	10
Total Notional Amount	$391	$35	$1,229	$103

December 31, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$210	$35	$517	$112
Terminates through June 30, 2023	52	—	309	23
Terminates thereafter(1)	40	—	562	10
Total Notional Amount	$302	$35	$1,388	$145
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
In the Bank’s 2021 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded prior to the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
There have been no significant changes in the judgments and assumptions made during the first three months of 2022 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
There are no recent developments for the first quarter of 2022 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of March 31, 2022.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2022	December 31, 2021
+200 basis-point change above current rates	–2.7%	–2.3%
+100 basis-point change above current rates	–1.2	–0.9
–100 basis-point change below current rates(2)	+0.9	+0.5
–200 basis-point change below current rates(2)	+1.0	+4.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2022, are comparable with the estimates as of December 31, 2021, with the exception of the declining 200 basis-point rate scenario. The increase in intermediate- and long-term interest rates in the first quarter of 2022 resulted in a larger absolute down 200 basis-point rate shock relative to yearend. Compared to yearend, interest rates have increased ranging from 7 basis points for the one-month Treasury bill, 116 basis points for the five-year Treasury note, and 83 basis points for the ten-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 299% as of March 31, 2022.
Adjusted Return on Capital – The adjusted return on capital is a non-GAAP measure used by the Bank to assess financial performance. The adjusted return on capital is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock.
The Bank’s Risk Appetite Framework incorporates a limit on the sensitivity of projected financial performance to projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected adjusted return on capital. Given the current low interest rate environment, in the downward shift interest rates were limited to non-negative rates. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon would be expected to decrease by 89 basis points in the –200 basis-points scenario, well within the limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$56,129	3.2	$54,121	3.4
Liabilities	49,975	2.1	47,897	3.0
Net	$6,154	1.1	$6,224	0.4
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low-risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2022, was $12.8 billion, including $11.9 billion in MBS and $0.9 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2021, was $14.0 billion, including $13.0 billion in MBS and $1.0 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $11.2 billion, or 87%, of MBS and mortgage loans at March 31, 2022, and $12.2 billion, or 87%, of MBS and mortgage loans at December 31, 2021. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.6 billion, or 13%, of MBS and mortgage loans, at March 31, 2022, and $1.8 billion, or 13%, of MBS and mortgage loans at December 31, 2021.
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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2022 and December 31, 2021.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2022	2021
+200 basis-point change	–0.8%	–0.5%
+100 basis-point change	–0.3	–0.1
–100 basis-point change(2)	0.0	–0.2
–200 basis-point change(2)	–0.3	+2.6
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2021, to March 31, 2022, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

For more information on quantitative and qualitative disclosures about the Bank’s market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2021 Form 10-K. For a discussion of risk factors related to the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K.

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

Internal Control Over Financial Reporting
During the three months ended March 31, 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
For a discussion of other risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank’s 2021 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2022.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)