Form 10-Q
period 2022-06-30
Federal Home Loan Bank of San Francisco
filed 2022-08-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2022
Class B Stock, par value $100 per share	29,016,759

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$54	$55
Interest-bearing deposits	1,840	1,125
Securities purchased under agreements to resell	17,000	15,500
Federal funds sold	9,832	5,348
Trading securities	1	252
Available-for-sale (AFS) securities, net of allowance for credit losses of $17 and $17, respectively (amortized cost of $11,730 and $10,009, respectively)(a)	11,823	10,332
Held-to-maturity (HTM) securities (fair values were $2,640 and $3,235, respectively)	2,657	3,211
Advances (includes $1,652 and $1,772 at fair value under the fair value option, respectively)	43,221	17,027
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	863	980
Accrued interest receivable	55	45
Derivative assets, net	42	8
Other assets	214	238
Total Assets	$87,602	$54,121
Liabilities:
Deposits	$1,014	$769
Consolidated obligations:
Bonds (includes $2,209 and $627 at fair value under the fair value option, respectively)	26,076	22,716
Discount notes	53,132	23,987
Total consolidated obligations	79,208	46,703
Mandatorily redeemable capital stock	5	3
Borrowings from other FHLBanks	200	—
Accrued interest payable	49	33
Affordable Housing Program (AHP) payable	108	115
Derivative liabilities, net	74	5
Other liabilities	200	269
Total Liabilities	80,858	47,897
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
28 shares and 21 shares, respectively	2,754	2,061
Unrestricted retained earnings	3,198	3,124
Restricted retained earnings	692	708
Total Retained Earnings	3,890	3,832
Accumulated other comprehensive income/(loss) (AOCI)	100	331
Total Capital	6,744	6,224
Total Liabilities and Capital	$87,602	$54,121
(a)At June 30, 2022, and December 31, 2021, $332 million and $252 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest Income:
Advances	$117	$48	$158	$105
Prepayment fees on advances, net	—	7	(2)	15
Interest-bearing deposits	3	1	3	1
Securities purchased under agreements to resell	13	—	14	—
Federal funds sold	21	1	24	2
Trading securities	—	20	—	41
AFS securities	84	50	138	111
HTM securities	10	11	17	24
Mortgage loans held for portfolio	13	4	30	27
Total Interest Income	261	142	382	326
Interest Expense:
Consolidated obligations:
Bonds	50	14	62	36
Discount notes	83	3	89	7
Deposits	2	—	2	—
Total Interest Expense	135	17	153	43
Net Interest Income	126	125	229	283
Provision for/(reversal of) credit losses	3	(2)	—	(8)
Net Interest Income After Provision for/(Reversal of) Credit Losses	123	127	229	291
Other Income/(Loss):
Net gain/(loss) on trading securities	—	(19)	—	(37)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(5)	(33)	(31)
Net gain/(loss) on derivatives	(20)	(8)	(12)	10
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	—	28	—
Standby letters of credit fees	3	4	7	8
Other, net	(2)	2	(3)	3
Total Other Income/(Loss)	(31)	(26)	(13)	(47)
Other Expense:
Compensation and benefits	22	24	46	48
Other operating expense	13	13	25	24
Federal Housing Finance Agency	1	2	3	4
Office of Finance	2	1	3	3
Other, net	—	(1)	(1)	(1)
Total Other Expense	38	39	76	78
Income/(Loss) Before Assessment	54	62	140	166
AHP Assessment	6	7	14	17
Net Income/(Loss)	$48	$55	$126	$149
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net Income/(Loss)	$48	$55	$126	$149
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(80)	27	(229)	164
Net change in pension and postretirement benefits	(2)	—	(2)	—
Total other comprehensive income/(loss)	(82)	27	(231)	164
Total Comprehensive Income/(Loss)	$(34)	$82	$(105)	$313
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2021	22	$2,238	$761	$2,983	$3,744	$367	$6,349
Comprehensive income/(loss)			—	55	55	27	82
Issuance of capital stock	3	327					327
Repurchase of capital stock	(2)	(293)					(293)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (6.00%)				(34)	(34)		(34)
Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428

Balance, March 31, 2022	21	$2,097	$692	$3,183	$3,875	$182	$6,154
Comprehensive income/(loss)			—	48	48	(82)	(34)
Issuance of capital stock	22	2,214					2,214
Repurchase of capital stock	(15)	(1,557)					(1,557)
Cash dividends paid on capital stock (6.00%)				(33)	(33)		(33)
Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	149	149	164	313
Issuance of capital stock	3	328					328
Repurchase of capital stock	(3)	(340)					(340)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(3)					(3)
Cash dividends paid on capital stock (5.47%)				(64)	(64)		(64)
Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428

Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			—	126	126	(231)	(105)
Issuance of capital stock	31	3,089					3,089
Repurchase of capital stock	(23)	(2,364)					(2,364)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(32)					(32)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(68)	(68)		(68)
Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income/(Loss)	$126	$149
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	111	32
Provision for/(reversal of) credit losses	—	(8)
Change in net fair value of trading securities	—	37
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	33	31
Change in net derivatives and hedging activities	909	358
PLRMBS trust settlement	(28)	—
Other adjustments, net	3	4
Net change in:
Accrued interest receivable	(11)	21
Other assets	20	1
Accrued interest payable	20	5
Other liabilities	(36)	(12)
PLRMBS contingent liability	(41)	—
Total adjustments	980	469
Net cash provided by/(used in) operating activities	1,106	618
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,195)	7
Securities purchased under agreements to resell	(1,500)	3,250
Federal funds sold	(4,484)	(3,058)
Trading securities:
Proceeds from maturities and paydowns	251	1,301
AFS securities:
Proceeds from maturities and paydowns	626	7,860
Purchases	(3,046)	(4,275)
HTM securities:
Proceeds from maturities and paydowns	538	1,106
Advances:
Repaid	541,868	64,052
Originated	(568,637)	(57,541)
Mortgage loans held for portfolio:
Principal collected	130	641
Purchases	—	(7)
Other investing activities, net	(2)	—
Net cash provided by/(used in) investing activities	(35,451)	13,336

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	404	174
Net change in borrowings from other Federal Home Loan Banks	200	—
Net (payments)/proceeds on derivative contracts with financing elements	(7)	(36)
Net proceeds from issuance of consolidated obligations:
Bonds	12,402	11,062
Discount notes	98,975	36,865
Payments for matured and retired consolidated obligations:
Bonds	(8,371)	(26,588)
Discount notes	(69,886)	(35,474)
Proceeds from issuance of capital stock	3,089	328
Payments for repurchase/redemption of mandatorily redeemable capital stock	(30)	(2)
Payments for repurchase of capital stock	(2,364)	(340)
Cash dividends paid	(68)	(64)
Net cash provided by/(used in) financing activities	34,344	(14,075)
Net increase/(decrease) in cash and due from banks	(1)	(121)
Cash and due from banks at beginning of the period	55	174
Cash and due from banks at end of the period	$54	$53
Supplemental Disclosures:
Interest paid	$71	$60
AHP payments	21	15
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	16	—
Transfers of capital stock to mandatorily redeemable capital stock	32	3
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K. Other changes to these policies as of June 30, 2022, are discussed in Note 2 – Recently Issued Accounting Guidance.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued Accounting Guidance
The following table provides a summary of recently issued accounting standards that may have an effect on the Bank’s financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as held-to-maturity (HTM).	This guidance is effective immediately for the Bank and the Bank may elect to apply the amendments prospectively through December 31, 2022.	The Bank has assessed the guidance and has elected some of the optional expedients and exceptions provided related to the discounting transition for uncleared derivative transactions on a prospective basis during 2021, which did not have a material effect.
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
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At June 30, 2022, and December 31, 2021, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2022, and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2022, and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $1 million and a de minimis amount, respectively, as of June 30, 2022, and de minimis amounts as of December 31, 2021.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2022, and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes $1 million and a de minimis amount of accrued interest receivable as of June 30, 2022, and December 31, 2021, respectively.
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
Trading Securities. The estimated fair value of trading securities as of June 30, 2022, and December 31, 2021, was as follows:

(In millions)	June 30, 2022	December 31, 2021
U.S. obligations – Treasury notes	$—	$250
MBS – Other U.S. obligations	1	2
Total	$1	$252
The unrealized net gain/(loss) on trading securities held at June 30, 2022, was de minimis amounts for the three and six months ended June 30, 2022. The unrealized net gain/(loss) on trading securities held at June 30, 2021, was $(14) million and $(27) million for the three and six months ended June 30, 2021, respectively.
Available-for-Sale Securities. AFS securities by major security type as of June 30, 2022, and December 31, 2021, were as follows:

June 30, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$3,437	$—	$—	$(3)	$3,434
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	7,039	—	29	(6)	7,062
PLRMBS	1,254	(17)	104	(14)	1,327
Total MBS	8,293	(17)	133	(20)	8,389
Total	$11,730	$(17)	$133	$(23)	$11,823

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$503	$—	$1	$—	$504
MBS:
GSEs – multifamily	8,056	—	164	—	8,220
PLRMBS	1,450	(17)	179	(4)	1,608
Total MBS	9,506	(17)	343	(4)	9,828
Total	$10,009	$(17)	$344	$(4)	$10,332
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $37 million and $29 million at June 30, 2022, and December 31, 2021, respectively.
At June 30, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $54 million, discounts of $38 million, and previous credit losses related to the prior methodology of evaluating credit losses of $380 million for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $59 million, discounts of $41 million, and previous credit losses related to the prior methodology of evaluating credit losses of $405 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2022, and December 31, 2021. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. obligations – Treasury notes	$2,325	$3	$—	$—	$2,325	$3
MBS – GSEs – multifamily	1,653	6	—	—	1,653	6
PLRMBS	252	9	59	5	311	14
Total	$4,230	$18	$59	$5	$4,289	$23

December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS	$19	$—	$152	$4	$171	$4
Total	$19	$—	$152	$4	$171	$4
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of June 30, 2022, and December 31, 2021, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes:
Due in 1 year or less	$400	$400
Due after 1 year through 5 years	3,037	3,034
Subtotal	3,437	3,434
MBS	8,293	8,389
Total	$11,730	$11,823

December 31, 2021
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due in 1 year or less	$503	$504
MBS	9,506	9,828
Total	$10,009	$10,332
Prepayment Fees, Net – The Bank records prepayment fees net of any associated fair value adjustments related to prepaid MBS that were hedged. The net amount of prepayment fees is reflected as AFS interest income in the Statements of Income for the three and six months ended June 30, 2022, as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2022	June 30, 2022
Prepayment fees received/(paid)	$9	$19
Fair value adjustments	4	(2)
Net	$13	$17
MBS principal prepaid	$185	$247
There were no prepayments of AFS MBS during the three and six months ended June 30, 2021.
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$88	$—	$(1)	$87
MBS – GSEs:
MBS – GSEs – single-family	844	4	(6)	842
MBS – GSEs – multifamily	1,552	—	(5)	1,547
Subtotal MBS – GSEs	2,396	4	(11)	2,389
PLRMBS	173	—	(9)	164
Total	$2,657	$4	$(21)	$2,640

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$113	$2	$—	$115
MBS – GSEs:
MBS – GSEs – single-family	1,011	16	(1)	1,026
MBS – GSEs – multifamily	1,870	5	(1)	1,874
Subtotal MBS – GSEs	2,881	21	(2)	2,900
PLRMBS	217	5	(2)	220
Total	$3,211	$28	$(4)	$3,235
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $3 million and $2 million at June 30, 2022, and December 31, 2021, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At June 30, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and a de minimis amount of previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and previous credit losses related to the prior methodology of evaluating credit losses of $6 million for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and six months ended June 30, 2022 and 2021. The Bank recorded no allowance for credit losses associated with HTM securities during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of the period	$14	$15	$17	$21
(Charge-offs)/recoveries	—	—	—	(1)
Provision for/(reversal of) credit losses	3	(1)	—	(6)
Balance, end of the period	$17	$14	$17	$14
To evaluate investment securities for credit loss at June 30, 2022, and December 31, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at June 30, 2022, and December 31, 2021, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At June 30, 2022, and December 31, 2021, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Further, the Bank has not experienced any payment defaults on the instruments. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2022, and December 31, 2021.
As of June 30, 2022, and December 31, 2021, the Bank had not established an allowance for credit loss on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2022, and December 31, 2021, approximately 5% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of June 30, 2022, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates, 10.9%; default rates, 7.5%; and loss severities, 49.4%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.7% as of June 30, 2022. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $15 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and $29 million and $33 million for the six months ended June 30, 2022 and 2021, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $10 million and $13 million for the three months ended June 30, 2022 and 2021, respectively, and $18 million and $26 million for the six months ended June 30, 2022 and 2021, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $16 million and fair value of $19 million during the six months ended June 30, 2022. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended June 30, 2022, nor during the three and six months ended June 30, 2021.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $3 million and a de minimis amount during the three and six months ended June 30, 2022, largely because of declines in the fair values and the present value of expected cash flows of certain PLRMBS. The Bank recorded a reversal of credit losses of $1 million and $6 million during the three and six months ended June 30, 2021, respectively, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government.

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
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.13% to 8.57% at June 30, 2022, and 0.13% to 8.57% at December 31, 2021, as summarized below.

(Dollars in millions)	June 30, 2022		December 31, 2021
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$13	1.40%	$—	—%
Within 1 year(2)	29,998	1.80	4,129	0.85
After 1 year through 2 years	3,483	1.80	2,744	1.52
After 2 years through 3 years	4,215	1.57	3,092	1.59
After 3 years through 4 years	2,152	1.94	2,618	1.31
After 4 years through 5 years	2,453	2.03	3,063	1.90
After 5 years	1,312	3.12	1,212	2.12
Total par value	43,626	1.84%	16,858	1.45%
Valuation adjustments for hedging activities	(398)		103
Valuation adjustments under fair value option	(7)		66
Total	$43,221		$17,027
(1)Carrying amounts exclude accrued interest receivable of $8 million and $5 million at June 30, 2022, and December 31, 2021, respectively.
(2)Advances outstanding with redemption terms within three months totaled $20.7 billion and $2.6 billion at June 30, 2022, and December 31, 2021, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with partial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $12.3 billion at June 30, 2022, and $9.0 billion at December 31, 2021. The Bank had advances with partial prepayment symmetry outstanding totaling $1.3 billion at June 30, 2022, and $1.4 billion at December 31, 2021. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $365 million at June 30, 2022, and $70 million at December 31, 2021.
The Bank had putable advances totaling $20 million at June 30, 2022, and $220 million at December 31, 2021. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2022, and December 31, 2021, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Overdrawn demand and overnight deposit accounts	$13	$—	$13	$—
Within 1 year	30,318	4,199	30,018	4,349
After 1 year through 2 years	3,483	2,744	3,483	2,744
After 2 years through 3 years	4,225	3,042	4,215	3,092
After 3 years through 4 years	2,152	2,618	2,152	2,618
After 4 years through 5 years	2,463	3,063	2,453	3,063
After 5 years	972	1,192	1,292	992
Total par value	$43,626	$16,858	$43,626	$16,858
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2022 and 2021. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2022 and 2021.

(Dollars in millions)	June 30, 2022		Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$11,000	25%	$20	15%	$29	14%
MUFG Union Bank, National Association	8,950	21	22	17	35	17
Silicon Valley Bank	3,500	8	1	1	2	1
First Technology Federal Credit Union(2)	3,248	7	11	8	19	10
Western Alliance Bank	2,000	5	6	4	6	3
Subtotal	28,698	66	60	45	91	45
Others	14,928	34	74	55	111	55
Total par value	$43,626	100%	$134	100%	$202	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	June 30, 2021		Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$9,000	38%	$35	32%	$76	33%
MUFG Union Bank, National Association	4,075	17	28	25	59	25
First Technology Federal Credit Union(2)	1,371	6	6	6	13	6
Luther Burbank Savings(2)	1,005	4	4	4	8	3
Banc of California, National Association	496	2	3	3	5	2
Subtotal	15,947	67	76	70	161	69
Others	7,880	33	33	30	71	31
Total par value	$23,827	100%	$109	100%	$232	100%
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
At June 30, 2022, and December 31, 2021, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the three and six months ended June 30, 2022 and 2021.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2022, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on advances was deemed necessary by the Bank as of June 30, 2022, and December 31, 2021.
For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 - Advances” in the Bank’s 2021 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2022, and December 31, 2021, are detailed below:

(In millions)	June 30, 2022	December 31, 2021
Par value of advances:
Fixed rate:
Due within 1 year	$23,508	$2,768
Due after 1 year	13,615	12,729
Total fixed rate	37,123	15,497
Adjustable rate – due within 1 year	6,503	1,361
Total par value	$43,626	$16,858
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2022, or December 31, 2021. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected in the Statements of Income for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Prepayment fees received/(paid)	$(3)	$17	$(4)	$26
Fair value adjustments	3	(10)	2	(11)
Net	$—	$7	$(2)	$15
Advance principal prepaid	$1,941	$2,202	$2,226	$3,676
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of June 30, 2022, and December 31, 2021, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	June 30, 2022	December 31, 2021
Fixed rate medium-term mortgage loans	$15	$18
Fixed rate long-term mortgage loans	809	936
Subtotal	824	954
Unamortized premiums	42	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio(1)	864	981
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$863	$980
(1)Excludes accrued interest receivable of $5 million and $6 million at June 30, 2022, and December 31, 2021, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2022, and December 31, 2021.

June 30, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$1	$6	$7
60 – 89 days delinquent	1	1	2
90 days or more delinquent	14	12	26
Total past due	16	19	35
Total current loans	474	355	829
Total mortgage loans held for portfolio	$490	$374	$864
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$26
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.04%

December 31, 2021
(Dollars in millions)	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total mortgage loans held for portfolio	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%
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
(3)    At June 30, 2022, and December 31, 2021, $17 million and $21 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At June 30, 2022, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 7.2% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

forecast based on historical averages. At December 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 8.4% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
Certain mortgage loans held for portfolio may be evaluated for credit losses by the Bank using the practical expedient for collateral-dependent assets. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The Bank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third-party estimates or property valuation models. The expected credit loss of a collateral-dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The Bank will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit loss.
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and six months ended June 30, 2022 and 2021. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of the period	$1	$3	$1	$4
Provision for/(reversal of) credit losses	—	(1)	—	(2)
Balance, end of the period	$1	$2	$1	$2
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$1,003	1.40%	$722	0.01%
Fixed rate	2	0.66	18	0.01
Total interest-bearing deposits	1,005		740
Non-interest-bearing deposits	9		29
Total	$1,014		$769

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2022, and December 31, 2021.

(Dollars in millions)	June 30, 2022		December 31, 2021
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$11,050	1.49%	$7,349	0.18%
After 1 year through 2 years	2,468	0.80	1,757	0.67
After 2 years through 3 years	4,695	0.96	4,230	0.63
After 3 years through 4 years	3,897	0.93	1,855	0.72
After 4 years through 5 years	3,196	1.06	5,368	0.89
After 5 years	1,588	1.60	2,303	1.42
Total par value	26,894	1.21%	22,862	0.64%
Unamortized premiums	2		3
Unamortized discounts	(4)		(4)
Valuation adjustments for hedging activities	(772)		(139)
Fair value option valuation adjustments	(44)		(6)
Total	$26,076		$22,716
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $20.0 billion at June 30, 2022, and $14.6 billion at December 31, 2021. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $18.4 billion at June 30, 2022, and $12.8 billion at December 31, 2021. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at June 30, 2022, and December 31, 2021, was as follows:

(In millions)	June 30, 2022	December 31, 2021
Par value of consolidated obligation bonds:
Non-callable	$6,929	$8,242
Callable	19,965	14,620
Total par value	$26,894	$22,862
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2022, and December 31, 2021, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	June 30, 2022	December 31, 2021
Within 1 year	$25,846	$21,770
After 1 year through 2 years	765	969
After 2 years through 3 years	77	72
After 3 years through 4 years	87	—
After 4 years through 5 years	71	3
After 5 years	48	48
Total par value	$26,894	$22,862
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$53,242	1.23%	$23,989	0.04%
Unamortized discounts	(110)		(2)
Total	$53,132		$23,987
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2022, and December 31, 2021, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2021 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	June 30, 2022	December 31, 2021
Par value of consolidated obligations:
Bonds:
Fixed rate	$19,686	$16,654
Adjustable rate	4,955	5,575
Step-up	2,253	633
Total bonds, par value	26,894	22,862
Discount notes, par value	53,242	23,989
Total consolidated obligations, par value	$80,136	$46,851
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2022, or December 31, 2021. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended June 30, 2022 and 2021:

	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2021	$381	$(14)	$367
Other comprehensive income/(loss):
Net change in fair value	27		27
Net current period other comprehensive income/(loss)	27	—	27
Balance, June 30, 2021	$408	$(14)	$394

Balance, March 31, 2022	$191	$(9)	$182
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(80)		(80)
Net current period other comprehensive income/(loss)	(80)	(2)	(82)
Balance, June 30, 2022	$111	$(11)	$100

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2022 and 2021:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2020	$244	$(14)	$230
Other comprehensive income/(loss):
Net change in fair value	164		164
Net current period other comprehensive income/(loss)	164	—	164
Balance, June 30, 2021	$408	$(14)	$394

Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(229)		(229)
Net current period other comprehensive income/(loss)	(229)	(2)	(231)
Balance, June 30, 2022	$111	$(11)	$100

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
As of June 30, 2022, and December 31, 2021, the Bank complied with these capital rules and requirements as shown in the following table.

	June 30, 2022		December 31, 2021
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$764	$6,649	$1,054	$5,896
Total regulatory capital	$3,504	$6,649	$2,165	$5,896
Total regulatory capital ratio	4.00%	7.59%	4.00%	10.89%
Leverage capital	$4,380	$9,973	$2,706	$8,844
Leverage ratio	5.00%	11.38%	5.00%	16.34%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $5 million outstanding to three institutions at June 30, 2022, and $3 million outstanding to three institutions at December 31, 2021. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2022 and 2021 was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance at the beginning of the period	$7	$1	$3	$2
Reclassified from/(to) capital during the period	—	3	32	3
Repurchase/redemption of mandatorily redeemable capital stock	(2)	(1)	(30)	(2)
Balance at the end of the period	$5	$3	$5	$3
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for both of the three and six months ended June 30, 2022 and 2021.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2022, and December 31, 2021.

Contractual Redemption Period	June 30, 2022	December 31, 2021
After 3 years through 4 years	$1	$—
After 4 years through 5 years	3	2
Past contractual redemption date because of remaining activity(1)	1	1
Total	$5	$3
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. The required level of retained earnings was $1.7 billion and $1.5 billion at June 30, 2022, and December 31, 2021, respectively. In July 2022, the required level of retained earnings was increased from $1.7 billion to $2.6 billion.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained during the six months ended June 30, 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the three months ended June 30, 2022, nor during the three and six months ended June 30, 2021. The Bank’s restricted retained earnings totaled $692 million and $708 million at June 30, 2022, and December 31, 2021, respectively. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at June 30, 2022, and December 31, 2021, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess capital stock exceeds 1% of its total assets. Excess capital stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess capital stock totaled $107 million, or 0.12% of total assets as of June 30, 2022. Excess capital stock totaled $120 million, or 0.22% of total assets as of December 31, 2021.
In the second quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $33 million, including $33 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
In the first six months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $68 million, including $68 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first six months of 2021, the Bank paid dividends at an annualized rate of 5.47%, totaling $64 million, including $64 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 28, 2022, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2022 at an annualized rate of 6.00%, totaling $40 million. The Bank recorded the dividend on July 28, 2022, and expects to pay the dividend on August 10, 2022.
Excess Capital Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess capital stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess capital stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess capital stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess capital stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $1.6 billion and $294 million in excess capital stock during the second quarter of 2022 and 2021, respectively, and $2.4 billion and $341 million in excess capital stock during the first six months ended June 30, 2022 and 2021, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2022 and 2021, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. First Republic Bank held $297 million, or 11%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2022. No other institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2022. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2021.
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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2022 and 2021.

(In millions)	Advances-Related Business	Mortgage-Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/(Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
June 30, 2022	$55	$68	$123	$(7)	$7	$123	$(31)	$38	$54
June 30, 2021	49	60	109	3	(21)	127	(26)	39	62
Six months ended:
June 30, 2022	$86	$136	$222	$(14)	$7	$229	$(13)	$76	$140
June 30, 2021	101	138	239	(7)	(45)	291	(47)	78	166
(1)    The mortgage-related business includes total accretion or amortization associated with PLRMBS that had previous credit losses related to the prior methodology of evaluating credit losses, which are recognized in interest income, totaled $15 million and $16 million for the three months ended June 30, 2022 and 2021; and totaled $29 million and $33 million for the six months ended June 30, 2022 and 2021, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $3 million and $(2) million for the three months ended June 30, 2022 and 2021, and a de minimis amount and $(8) million for the six months ended June 30, 2022 and 2021, respectively.
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
The following table presents total assets by operating segment at June 30, 2022, and December 31, 2021.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2022	$75,658	$11,944	$87,602
December 31, 2021	40,064	14,057	54,121

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2022, and December 31, 2021. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2022			December 31, 2021
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$44,125	$615	$817	$31,526	$223	$148
Derivatives not designated as hedging instruments:
Interest rate swaps	66,034	19	118	31,540	2	21
Interest rate caps and floors	550	1	—	550	—	—
Total	66,584	20	118	32,090	2	21
Total derivatives before netting and collateral adjustments	$110,709	635	935	$63,616	225	169
Netting adjustments and cash collateral(1)		(593)	(861)		(217)	(164)
Total derivative assets and total derivative liabilities		$42	$74		$8	$5
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $558 million and $77 million at June 30, 2022, and December 31, 2021, respectively. Cash collateral received, including accrued interest, was $290 million and $130 million at June 30, 2022, and December 31, 2021, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2022
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$117	$84	$(50)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$137	$280	$(162)
Hedged items	(147)	(282)	173
Net gain/(loss) on fair value hedging relationships	(10)	(2)	11
Net amortization of gain on discontinued fair value hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(17)	$(29)	$11

	Three Months Ended June 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$48	$50	$(14)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(35)	$(219)	$31
Hedged items	$(22)	$198	$(14)
Net gain/(loss) on fair value hedging relationships	(57)	(21)	17
Net amortization of gain on discontinued fair value hedging relationships	(5)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(62)	$(48)	$17

	Six Months Ended June 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$158	$138	$(62)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$457	$709	$(598)
Hedged items	(487)	(721)	633
Net gain/(loss) on fair value hedging relationships	(30)	(12)	35
Net amortization of gain on discontinued fair value hedging relationships	(14)	(54)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(44)	$(66)	$35

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended June 30, 2021
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$105	$111	$(36)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$99	$257	$(16)
Hedged items	(219)	(293)	40
Net gain/(loss) on fair value hedging relationships	(120)	(36)	24
Net amortization of gain on discontinued fair value hedging relationships	(8)	(54)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(128)	$(90)	$24
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2022, and December 31, 2021.

	June 30, 2022			December 31, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$19,495	$10,475	$(16,212)	$13,613	$8,559	$(13,557)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(500)	$(1,021)	$772	$(15)	$(329)	$139
Discontinued hedging relationships included in amortized cost	102	818	—	118	901	—
Total amount of fair value hedging basis adjustments	$(398)	$(203)	$772	$103	$572	$139
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and six months ended June 30, 2022 and 2021.

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(27)	$13	$(19)	$55
Net interest settlements	7	(21)	7	(45)
Net gain/(loss) on derivatives	$(20)	$(8)	$(12)	$10
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2022, was $490 million, for which the Bank had posted cash collateral of $529 million in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2022, and December 31, 2021.

	June 30, 2022
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$618	$(576)	$42	$—	$42
Cleared	17	(17)	—	(332)	332
Total			$42		$374
Derivative Liabilities
Uncleared	$828	$(816)	$12	$—	$12
Cleared	107	(45)	62	—	62
Total			$74		$74

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

Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2022, and December 31, 2021. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2022, and December 31, 2021. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2022
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$54	$54	$54	$—	$—	$—
Interest-bearing deposits	1,840	1,840	1,840	—	—	—
Securities purchased under agreements to resell	17,000	17,000	—	17,000	—	—
Federal funds sold	9,832	9,832	—	9,832	—	—
Trading securities	1	1	—	1	—	—
AFS securities	11,823	11,823	—	10,496	1,327	—
HTM securities	2,657	2,640	—	2,476	164	—
Advances	43,221	43,064	—	43,064	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	863	778	—	778	—	—
Accrued interest receivable	55	55	—	55	—	—
Derivative assets, net(2)	42	42	—	635	—	(593)
Other assets(3)	21	21	21	—	—	—
Liabilities
Deposits	1,014	1,014	—	1,014	—	—
Consolidated obligations:
Bonds	26,076	25,790	—	25,790	—	—
Discount notes	53,132	53,099	—	53,099	—	—
Total consolidated obligations	79,208	78,889	—	78,889	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Borrowings from other FHLBanks	200	200	—	200	—	—
Accrued interest payable	49	49	—	49	—	—
Derivative liabilities, net(2)	74	74	—	935	—	(861)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2021
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	5,348	5,348	—	5,348	—	—
Trading securities	252	252	—	252	—	—
AFS securities	10,332	10,332	—	8,724	1,608	—
HTM securities	3,211	3,235	—	3,015	220	—
Advances	17,027	17,072	—	17,072	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	980	981	—	981	—	—
Accrued interest receivable	45	45	—	45	—	—
Derivative assets, net(2)	8	8	—	225	—	(217)
Other assets(3)	25	25	25	—	—	—
Liabilities
Deposits	769	769	—	769	—	—
Consolidated obligations:
Bonds	22,716	22,635	—	22,635	—	—
Discount notes	23,987	23,986	—	23,986	—	—
Total consolidated obligations	46,703	46,621	—	46,621	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	33	33	—	33	—	—
Derivative liabilities, net(2)	5	5	—	169	—	(164)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2022:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2021 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the six months ended June 30, 2022.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2022, and December 31, 2021, by level within the fair value hierarchy.

June 30, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	3,434	—	—	3,434
MBS:
GSEs – multifamily	—	7,062	—	—	7,062
PLRMBS	—	—	1,327	—	1,327
Subtotal AFS MBS	—	7,062	1,327	—	8,389
Total AFS securities	—	10,496	1,327	—	11,823
Advances(2)	—	1,652	—	—	1,652
Derivative assets, net: interest rate-related	—	635	—	(593)	42
Other assets	21	—	—	—	21
Total recurring fair value measurements – Assets	$21	$12,784	$1,327	$(593)	$13,539
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,209	$—	$—	$2,209
Derivative liabilities, net: interest rate-related	—	935	—	(861)	74
Total recurring fair value measurements – Liabilities	$—	$3,144	$—	$(861)	$2,283
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$16	$—	$16
Total nonrecurring fair value measurements – Assets	$—	$—	$16	$—	$16

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$250	$—	$—	$250
MBS – Other U.S. obligations	—	2	—	—	2
Total trading securities	—	252	—	—	252
AFS securities:
U.S. obligations – Treasury notes	—	504	—	—	504
MBS:
GSEs – multifamily	—	8,220	—	—	8,220
PLRMBS	—	—	1,608	—	1,608
Subtotal AFS MBS	—	8,220	1,608	—	9,828
Total AFS securities	—	8,724	1,608	—	10,332
Advances(2)	—	1,772	—	—	1,772
Derivative assets, net: interest rate-related	—	225	—	(217)	8
Other assets	25	—	—	—	25
Total recurring fair value measurements – Assets	$25	$10,973	$1,608	$(217)	$12,389
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$627	$—	$—	$627
Derivative liabilities, net: interest rate-related	—	169	—	(164)	5
Total recurring fair value measurements – Liabilities	$—	$796	$—	$(164)	$632
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2022, and December 31, 2021.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2022, and December 31, 2021.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2022, and the year ended December 31, 2021.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2022	June 30, 2021
Balance, beginning of the period	$1,459	$1,926
Total gain/(loss) realized and unrealized included in:
Interest income	15	17
(Provision for)/reversal of credit losses	(3)	1
Unrealized gain/(loss) included in AOCI	(52)	20
Settlements	(92)	(137)
Balance, end of the period	$1,327	$1,827
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$(52)	$21
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$12	$18

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Balance, beginning of the period	$1,608	$2,035
Total gain/(loss) realized and unrealized included in:
Interest income	29	34
(Provision for)/reversal of credit losses	—	6
Other income/(loss)	28	—
Unrealized gain/(loss) included in AOCI	(85)	29
Settlements	(269)	(277)
Transfers of HTM securities to AFS securities	16	—
Balance, end of the period	$1,327	$1,827
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(85)	$29
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$29	$39
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,589	$1,924	$2,587	$31
New transactions elected for fair value option	310	310	20	220
Maturities and terminations	(221)	(15)	(617)	(15)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(26)	(14)	(6)	(1)
Change in accrued interest	—	4	—	—
Balance, end of the period	$1,652	$2,209	$1,984	$235

	Six Months Ended
	June 30, 2022		June 30, 2021
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,772	$627	$2,147	$111
New transactions elected for fair value option	320	1,635	670	220
Maturities and terminations	(365)	(15)	(800)	(95)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(75)	(42)	(32)	(1)
Change in accrued interest	—	4	(1)	—
Balance, end of the period	$1,652	$2,209	$1,984	$235
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2022 and 2021. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2022, and December 31, 2021:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2022			December 31, 2021
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,659	$1,652	$(7)	$1,706	$1,772	$66
Consolidated obligation bonds	2,253	2,209	(44)	633	627	(6)
(1)    At June 30, 2022, and December 31, 2021, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $882.5 billion at June 30, 2022, and $652.9 billion at December 31, 2021. The par value of the Bank’s participation in consolidated obligations was $80.1 billion at June 30, 2022, and $46.9 billion at December 31, 2021. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2021 Form 10-K.
Off-balance sheet commitments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022			December 31, 2021
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,145	$5,514	$16,659	$11,842	$4,848	$16,690
Commitments to issue consolidated obligation discount notes, par	1,455	—	1,455	—	—	—
Commitments to issue consolidated obligation bonds, par	30	—	30	—	—	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At June 30, 2022, the original terms of these standby letters of credit range from 1 day to 15 years, including a final expiration in 2037. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $34 million at both June 30, 2022, and December 31, 2021. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2022, and December 31, 2021.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of June 30, 2022, the Bank had pledged total collateral of $890 million, including securities with a carrying value of $332 million, all of which may be repledged, and cash collateral, including accrued interest, of $558 million to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives. As of December 31, 2021, the Bank had pledged total collateral of $329 million,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

including securities with a carrying value of $252 million, all of which may be repledged, and cash collateral, including accrued interest, of $77 million to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

(In millions)	June 30, 2022	December 31, 2021
Assets:
Advances	$5,000	$3,107
Accrued interest receivable	2	2
Liabilities:
Deposits	$12	$34
Capital:
Capital Stock	$147	$117

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income – Advances	$18	$13	$31	$26
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2022, and December 31, 2021, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2021 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at June 30, 2022, and December 31, 2021, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2022, the Bank extended overnight loans to other FHLBanks for $1.9 billion. During the six months ended June 30, 2021, the Bank extended no overnight loans to other FHLBanks. During the six months ended June 30, 2022 and 2021, the Bank borrowed $4.2 billion and $110 million, respectively, from other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.

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
•natural disasters, pandemics or other widespread health emergencies, terrorist attacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
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

Quarterly Overview
Net income for the second quarter of 2022 was $48 million, compared with net income of $55 million for the second quarter of 2021. The $7 million decrease in net income relative to the prior-year period was primarily attributable to a change of $5 million in other income/(loss) and an increase of $5 million in the provision for credit losses and was partially offset by an increase in net interest income of $1 million.
The $5 million change in other income/(loss) primarily resulted from an increase of $19 million in net fair value losses associated with non-hedge qualifying derivatives, mainly resulting from growth in short-term advances funded by economically hedged consolidated obligations, which was offset by a decrease in net fair value losses of $19 million on trading securities that matured since the second quarter of 2021. In addition, the fair value of grantor trust assets related to funding the Bank’s employee retirement plans, which are primarily invested in publicly traded mutual funds, declined by $3 million.
Additionally, an increase of $5 million in the provision for credit losses contributed to the decrease in net income for the quarter, largely because of declines in the fair values and the present value of expected cash flows of certain private-label residential mortgage-backed securities (PLRMBS) during the second quarter of 2022.
The $1 million increase in net interest income for the second quarter of 2022 reflected an increase in interest income of $119 million, primarily driven by higher yields on interest-earning assets (largely resulting from recent increases in interest rates on higher levels of new or renewed advances); an improvement of $10 million in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments; an increase of $6 million in net gains on designated fair value hedges; and a $5 million increase in net prepayment fee income on advances and MBS. These improvements to net interest income were largely offset by an increase of $118 million in interest expense based on higher funding levels and costs.
At June 30, 2022, total assets were $87.6 billion, an increase of $33.5 billion from $54.1 billion at December 31, 2021. Advances increased to $43.2 billion at June 30, 2022, up from $17.0 billion at December 31, 2021, an increase of $26.2 billion, as demand for short-term advances increased. The increase in total assets also included an increase in total investments of $7.4 billion, to $43.2 billion at June 30, 2022, up from $35.8 billion at December 31, 2021. The increase in investments primarily reflected increases in Federal funds sold of $4.5 billion, U.S. Treasury securities of $2.7 billion, and securities purchased under agreements to resell of $1.5 billion. This increase in investments was partially offset by a decline in MBS of $2.0 billion.
Accumulated other comprehensive income (AOCI) decreased by $231 million during the first six months of 2022, to $100 million at June 30, 2022, from $331 million at December 31, 2021, primarily reflecting lower fair values of MBS classified as available-for-sale (AFS), which primarily reflects the increase in market interest rates during the first half of 2022.
As of June 30, 2022, the Bank complied with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was lower compared to December 31, 2021, at 7.6%, exceeding the 4.0% requirement. The Bank had $6.6 billion in permanent capital at the end of the second quarter of 2022, exceeding its risk-based capital requirement of $764 million. Total retained earnings increased to $3.9 billion as of June 30, 2022, up from $3.8 billion at yearend 2021.
On July 28, 2022, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the second quarter of 2022 at an annualized rate of 6.00% that will total $40 million. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The Bank recorded the dividend on July 28, 2022, and the Bank expects to pay the dividend on August 10, 2022.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.

On July 20, 2022, Federal Housing Finance Agency (Finance Agency) Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency intends to conduct a review and analysis of the FHLBank System so as to ensure that the FHLBank System is positioned to continue to serve the needs of today and tomorrow. The Finance Agency plans to engage a variety of stakeholders, in addition to holding public listening sessions throughout the country, as part of the review and analysis. The review and analysis could examine matters ranging from the FHLBanks’ membership base, operational efficiency, and effectiveness to more foundational questions about their mission, purpose, and organization. The Bank is unable to determine at this time what actions, if any, may be implemented as a result of the Finance Agency’s review and analysis or their potential impact on the Bank.
Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Selected Balance Sheet Items at Quarter End
Total Assets	$87,602	$56,129	$54,121	$54,459	$54,244
Advances	43,221	20,246	17,027	22,613	24,194
Mortgage Loans Held for Portfolio, Net	863	914	980	1,134	1,301
Investments(1)	43,153	34,629	35,768	30,364	28,403
Consolidated Obligations:(2)
Bonds	26,076	28,702	22,716	22,025	28,839
Discount Notes	53,132	19,744	23,987	24,814	17,598
Capital Stock —Class B —Putable	2,754	2,097	2,061	2,253	2,269
Unrestricted Retained Earnings	3,198	3,183	3,124	3,059	3,004
Restricted Retained Earnings	692	692	708	743	761
Accumulated Other Comprehensive Income/(Loss) (AOCI)	100	182	331	319	394
Total Capital	6,744	6,154	6,224	6,374	6,428
Selected Operating Results for the Quarter
Net Interest Income	$126	$103	$119	$120	$125
Provision for/(Reversal of) Credit Losses	3	(3)	2	—	(2)
Other Income/(Loss)	(31)	18	—	(3)	(26)
Other Expense	38	38	43	38	39
Affordable Housing Program Assessment	6	8	7	8	7
Net Income/(Loss)	$48	$78	$67	$71	$55
Selected Other Data for the Quarter
Net Interest Margin(3)	0.67%	0.78%	0.87%	0.85%	0.88%
Return on Average Assets	0.25	0.59	0.48	0.49	0.38
Return on Average Equity	2.85	4.91	4.08	4.34	3.45
Annualized Dividend Rate	6.00	6.00	6.00	6.00	6.00
Dividend Payout Ratio(4)	69.80	44.63	53.84	48.99	60.67
Average Equity to Average Assets Ratio	8.81	11.91	11.70	11.32	11.07
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	7.59	10.65	10.89	11.12	11.13
Duration Gap (in months)	0.9	1.1	0.4	0.3	0.5
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2022	$882,481
March 31, 2022	699,530
December 31, 2021	652,862
September 30, 2021	641,438
June 30, 2021	666,747
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2022 and 2021, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2022 Compared to Second Quarter of 2021

Average Balance Sheets

	Three Months Ended
	June 30, 2022			June 30, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,611	$3	0.78%	$1,185	$1	0.15%
Securities purchased under agreements to resell	6,104	13	0.86	1,265	—	0.06
Federal funds sold	10,451	21	0.81	5,783	1	0.07
Trading securities:
Mortgage-backed securities (MBS)	1	—	1.91	2	—	2.27
Other investments	—	—	—	3,792	20	2.06
Available-for-sale (AFS) securities:(1)
MBS(2)(3)(4)	8,555	79	3.70	9,832	49	2.02
Other investments(3)	1,974	5	1.02	1,587	1	0.24
Held-to-maturity (HTM) securities:
MBS	2,735	10	1.43	4,121	11	1.11
Mortgage loans held for portfolio(5)	883	13	5.74	1,433	4	0.94
Advances(3)(6)	43,583	117	1.08	28,195	55	0.79
Loans to other FHLBanks	13	—	1.16	—	—	—
Total interest-earning assets	75,910	261	1.38	57,195	142	0.99
Other assets(7)	466	—		1,041	—
Total Assets	$76,376	$261		$58,236	$142
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$26,039	$50	0.75%	$31,035	$14	0.18%
Discount notes	41,718	83	0.80	18,971	3	0.05
Deposits and other borrowings	1,286	2	0.67	1,292	—	0.07
Mandatorily redeemable capital stock	5	—	6.54	4	—	2.52
Borrowings from other FHLBanks	106	—	1.01	1	—	0.06
Total interest-bearing liabilities	69,154	135	0.78	51,303	17	0.13
Other liabilities(7)	493	—		488	—
Total Liabilities	69,647	135		51,791	17
Total Capital	6,729	—		6,445	—
Total Liabilities and Capital	$76,376	$135		$58,236	$17
Net Interest Income		$126			$125
Net Interest Spread(8)			0.60%			0.86%
Net Interest Margin(9)			0.67%			0.88%
Interest-earning Assets/Interest-bearing Liabilities	109.77%			111.48%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $10 million and $13 million for the three months ended June 30, 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	—	5	—	5
Net interest settlements on derivatives	(10)	(7)	11	(6)
Total net interest income/(expense)	$(17)	$(29)	$11	$(35)

	Three Months Ended
	June 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(27)	$—	$(32)
Net gain/(loss) on derivatives and hedged items	(1)	—	—	(1)
Net interest settlements on derivatives	(56)	(21)	17	(60)
Total net interest income/(expense)	$(62)	$(48)	$17	$(93)
(4)Interest income includes net prepayment fees on AFS MBS of $13 million for the three months ended June 30, 2022. There were no prepayments of AFS MBS during the three months ended June 30, 2021.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $8 million and $(2) million for the three months ended June 30, 2022 and 2021, respectively. Interest income from the amortization of upfront loan costs and delivery commitments was $(3) million and $(8) million for the three months ended June 30, 2022 and 2021, respectively.
(6)Interest income includes net prepayment fees on advances of a de minimis amount and $7 million for the three months ended June 30, 2022 and 2021, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items.
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the second quarter of 2022 was $126 million, a 1% increase from $125 million in the second quarter of 2021. The following table details the changes in interest income and interest expense for the second quarter of 2022 compared to the second quarter of 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$2	$—	$2
Securities purchased under agreements to resell	13	3	10
Federal funds sold	20	1	19
Trading securities: Other investments	(20)	(20)	—
AFS securities:
MBS(2)	30	(7)	37
Other investments(2)	4	—	4
HTM securities: MBS	(1)	(4)	3
Mortgage loans held for portfolio	9	(2)	11
Advances(2)	62	37	25
Total interest-earning assets	119	8	111
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	36	(2)	38
Discount notes	80	6	74
Deposits and other borrowings	2	—	2
Total interest-bearing liabilities	118	4	114
Net interest income	$1	$4	$(3)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 67 basis points for the second quarter of 2022, 21 basis points lower than the net interest margin for the second quarter of 2021, which was 88 basis points. The net interest spread was 60 basis points for the second quarter of 2022, 26 basis points lower than the net interest spread for the second quarter of 2021, which was 86 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities and higher balances of lower-yielding non-MBS investments and advances.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the estimated cash flows of these securities, the net accretion of income is likely to continue to be a positive source of net interest income in future periods.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2022 and 2021.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2022	June 30, 2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(19)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(5)
Net gain/(loss) on derivatives	(20)	(8)
Standby letters of credit fees	3	4
Other, net	(2)	2
Total Other Income/(Loss)	$(31)	$(26)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(19) million for the three months ended June 30, 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2022	June 30, 2021
Advances	$(26)	$(6)
Consolidated obligation bonds	14	1
Total	$(12)	$(5)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	Three Months Ended
(In millions)	June 30, 2022			June 30, 2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$22	$(7)	$15	$4	$(9)	$(5)
Not elected for fair value option	3	4	7	(5)	1	(4)
Consolidated obligation bonds:
Elected for fair value option	(16)	1	(15)	(1)	1	—
Not elected for fair value option	(10)	—	(10)	1	1	2
Consolidated obligation discount notes:
Not elected for fair value option	(26)	9	(17)	—	(1)	(1)
Non-MBS investments:
Not elected for fair value option	—	—	—	14	(14)	—
Total	$(27)	$7	$(20)	$13	$(21)	$(8)
During the second quarter of 2022, net losses on derivatives totaled $20 million compared to net losses of $8 million in the second quarter of 2021. These amounts included income of $7 million and expense of $21 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Average Balance Sheets

	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,467	$3	0.50%	$1,219	$1	0.14%
Securities purchased under agreements to resell	4,126	14	0.67	1,497	—	0.07
Federal funds sold	9,857	24	0.49	5,028	2	0.07
Trading securities:
MBS	1	—	1.84	2	—	2.40
Other investments	24	—	2.04	3,939	41	2.08
AFS securities:(1)
MBS(2)(3)(4)	8,890	133	3.00	10,026	108	2.18
Other investments(3)	1,217	5	0.89	2,819	3	0.20
HTM securities:
MBS	2,865	17	1.22	4,369	24	1.13
Mortgage loans held for portfolio(5)	913	30	6.52	1,588	27	3.38
Advances(3)(6)	35,267	156	0.89	29,009	120	0.83
Loans to other FHLBanks	10	—	0.79	—	—	—
Total interest-earning assets	64,637	382	1.19	59,496	326	1.10
Other assets(7)	586	—		1,032	—
Total Assets	$65,223	$382		$60,528	$326
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$25,607	$62	0.48%	$34,688	$36	0.21%
Discount notes	31,268	89	0.57	17,719	7	0.07
Deposits and other borrowings	1,202	2	0.41	1,201	—	0.08
Mandatorily redeemable capital stock	4	—	6.41	3	—	3.75
Borrowings from other FHLBanks	54	—	1.01	1	—	0.06
Total interest-bearing liabilities	58,135	153	0.53	53,612	43	0.16
Other liabilities(7)	511	—		548	—
Total Liabilities	58,646	153		54,160	43
Total Capital	6,577	—		6,369	—
Total Liabilities and Capital	$65,223	$153		$60,529	$43
Net Interest Income		$229			$283
Net Interest Spread(8)			0.66%			0.94%
Net Interest Margin(9)			0.72%			0.96%
Interest-earning Assets/Interest-bearing Liabilities	111.19%			110.98%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $18 million and $26 million for the six months ended June 30, 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(14)	$(54)	$—	$(68)
Net gain/(loss) on derivatives and hedged items	1	8	—	9
Net interest settlements on derivatives	(31)	(20)	35	(16)
Total net interest income/(expense)	$(44)	$(66)	$35	$(75)

	Six Months Ended
	June 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(54)	$—	$(62)
Net gain/(loss) on derivatives and hedged items	1	9	—	10
Net interest settlements on derivatives	(121)	(45)	24	(142)
Total net interest income/(expense)	$(128)	$(90)	$24	$(194)
(4)Interest income includes net prepayment fees on AFS MBS of $17 million for the six months ended June 30, 2022. There were no prepayments of AFS MBS during the six months ended June 30, 2021.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $18 million and $13 million for the six months ended June 30, 2022 and 2021, respectively. Interest income from the amortization of upfront loan costs and delivery commitments was $(5) million and $(15) million for the six months ended June 30, 2022 and 2021, respectively.
(6)Interest income includes net prepayment fees on advances of $(2) million and $15 million for the six months ended June 30, 2022 and 2021, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items.
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first six months of 2022 was $229 million, a 19% decrease from $283 million in the first six months of 2021. The following table details the changes in interest income and interest expense for the first six months of 2022 compared to the first six months of 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$2	$—	$2
Securities purchased under agreements to resell	14	3	11
Federal funds sold	22	3	19
Trading securities: Other investments	(41)	(40)	(1)
AFS securities:
MBS(2)	25	(13)	38
Other investments(2)	2	(2)	4
HTM securities: MBS	(7)	(9)	2
Mortgage loans held for portfolio	3	(15)	18
Advances(2)	36	27	9
Total interest-earning assets	56	(46)	102
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	26	(11)	37
Discount notes	82	8	74
Deposits and other borrowings	2	—	2
Total interest-bearing liabilities	110	(3)	113
Net interest income	$(54)	$(43)	$(11)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 72 basis points for the first six months of 2022, 24 basis points lower than the net interest margin for the first six months of 2021, which was 96 basis points. The net interest spread was 66 basis points for the first six months of 2022, 28 basis point lower than the net interest spread for the first six months of 2021, which was 94 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities and higher balances of lower-yielding non-MBS investments and advances.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the estimated cash flows of these securities, the net accretion of income is likely to continue to be a positive source of net interest income in future periods.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2022 and 2021.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(37)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(33)	(31)
Net gain/(loss) on derivatives	(12)	10
Private-label residential mortgage-backed securities trust settlement	28	—
Standby letters of credit fees	7	8
Other, net	(3)	3
Total Other Income/(Loss)	$(13)	$(47)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(37) million for the six months ended June 30, 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	2022	2021
Advances	$(75)	$(32)
Consolidated obligation bonds	42	1
Total	$(33)	$(31)
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
Net Gain/(Loss) on Derivatives – The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the six months ended June 30, 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

	Six Months Ended
(In millions)	June 30, 2022			June 30, 2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$67	$(15)	$52	$46	$(19)	$27
Not elected for fair value option	21	9	30	(16)	1	(15)
Consolidated obligation bonds:
Elected for fair value option	(39)	2	(37)	(1)	1	—
Not elected for fair value option	(42)	1	(41)	(3)	1	(2)
Consolidated obligation discount notes:
Not elected for fair value option	(27)	10	(17)	2	(1)	1
MBS:
Not elected for fair value option	1	—	1	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	27	(28)	(1)
Total	$(19)	$7	$(12)	$55	$(45)	$10
During the first six months of 2022, net losses on derivatives totaled $12 million compared to net gains of $10 million in the first six months of 2021. These amounts included income of $7 million and expense of $45 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in the first quarter of 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income in the first six months of 2022. The Bank recorded no settlement proceeds in the first six months of 2021.
Other Expense. During the second quarter of 2022, other expenses totaled $38 million, compared to $39 million in the second quarter of 2021. During the first six months of 2022, other expenses totaled $76 million, compared to $78 million in the first six months of 2021.

Return on Average Equity. Return on average equity (ROE) was 2.85% (annualized) for the second quarter of 2022, compared to 3.45% (annualized) for the second quarter of 2021. The decrease reflected lower net income for the second quarter of 2022, which decreased 13%, from $55 million in the second quarter of 2021 to $48 million in the second quarter of 2022, and an increase in average equity from $6.4 billion in the second quarter of 2021 to $6.7 billion in the second quarter of 2022.
ROE was 3.85% (annualized) for the first six months of 2022, compared to 4.72% (annualized) for the first six months of 2021. The decrease reflected lower net income for the first six months of 2022, which decreased 15%, from $149 million in the first six months of 2021 to $126 million in the first six months of 2022, and an increase in average equity from $6.4 billion in the first six months of 2021 to $6.6 billion in the first six months of 2022.
Dividends and Retained Earnings. In the second quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $33 million, including $33 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
In the first six months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $68 million, including $68 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first six months of 2021, the Bank paid dividends at an annualized rate of 5.47%, totaling $64 million, including $64 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. The required level of retained earnings was $1.7 billion and $1.5 billion at June 30, 2022, and December 31, 2021, respectively. In July 2022, the required level of retained earnings was increased from $1.7 billion to $2.6 billion.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained during the six months ended June 30, 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the three months ended June 30, 2022, nor during the three and six months ended June 30, 2021. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at June 30, 2022, and December 31, 2021, respectively. The Bank’s restricted retained earnings totaled $692 million and $708 million at June 30, 2022, and December 31, 2021, respectively.
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

Financial Condition
Total assets were $87.6 billion at June 30, 2022, compared to $54.1 billion at December 31, 2021. Advances increased by $26.2 billion, or 154%, to $43.2 billion at June 30, 2022, from $17.0 billion at December 31, 2021. MBS investments decreased by $2.0 billion, or 15%, to $11.0 billion at June 30, 2022, from $13.0 billion at December 31, 2021. Average total assets were $76.4 billion for the second quarter of 2022, a 31% increase from $58.2 billion for the second quarter of 2021. Average total assets were $65.2 billion for the first six months of 2022, an 8% increase from $60.5 billion for the first six months of 2021. Average advances were $43.6 billion for the second quarter of 2022, a 55% increase from $28.2 billion for the second quarter of 2021. Average advances were $35.3 billion for the first six months of 2022, a 22% increase from $29.0 billion for the first six months of 2021. Average MBS investments were $11.3 billion for the second quarter of 2022, a 19% decrease from $14.0 billion for the second quarter of 2021. Average MBS investments were $11.8 billion for the first six months of 2022, an 18% decrease from $14.4 billion for the first six months of 2021.
Advances outstanding at June 30, 2022, included net unrealized losses of $405 million, of which $398 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $7 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2021, included net unrealized gains of $169 million, of which $103 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2021, to June 30, 2022, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $80.9 billion at June 30, 2022, an increase of $33.0 billion from $47.9 billion at December 31, 2021, primarily reflecting a $32.5 billion increase in consolidated obligations outstanding to $79.2 billion at June 30, 2022, from $46.7 billion at December 31, 2021. Average total liabilities were $69.6 billion for the second quarter of 2022, a 34% increase compared to $51.8 billion for the second quarter of 2021. Average total liabilities were $58.6 billion for the first six months of 2022, an 8% increase compared to $54.2 billion for the first six months of 2021. Average consolidated obligations were $67.8 billion for the second quarter of 2022 and $50.0 billion for the second quarter of 2021. Average consolidated obligations were $56.9 billion for the first six months of 2022 and $52.4 billion for the first six months of 2021.
Consolidated obligations outstanding at June 30, 2022, included net unrealized gains of $772 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $44 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2021, included net unrealized gains of $139 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2021, to June 30, 2022, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $882.5 billion at June 30, 2022, and $652.9 billion at December 31, 2021.
Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR and promotes the use of robust benchmarks, like SOFR, in the Bank’s financial activities. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate our members’ transition from LIBOR to an alternative index.
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
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. The legislation provides a statutory fallback mechanism on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR including any applicable tenor spread adjustment, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions. On July 20, 2022, the Federal Reserve Board requested comments on a proposed rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying specific benchmark replacements as LIBOR fallbacks by covered contract category. The proposed rule would provide default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at June 30, 2022, and December 31, 2021.

LIBOR-Indexed Financial Instruments

June 30, 2022
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$75	$—	$—	$75
Unpaid principal balance of MBS by contractual maturity(1)	—	7	3,458	3,465
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	315	305	222	842
Uncleared	37	20	—	57
Total	$427	$332	$3,680	$4,439

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$—	$52	$—	$52
Uncleared	35	—	—	35
Total	$35	$52	$—	$87

December 31, 2021
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$250	$—	$10	$260
Unpaid principal balance of MBS by contractual maturity(1)	—	12	4,098	4,110
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	517	309	562	1,388
Uncleared	112	23	10	145
Total	$879	$344	$4,680	$5,903

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$210	$52	$40	$302
Uncleared	35	—	—	35
Total	$245	$52	$40	$337
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
As of June 30, 2022, and December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023.
Market activity in SOFR-indexed financial instruments continues to increase. During 2022 and in total since November 2018, the Bank has issued $6.5 billion and $210.0 billion, respectively, in SOFR-indexed consolidated obligation bonds. The Bank had consolidated obligation bonds indexed to SOFR totaling $5.0 billion at June 30, 2022, and $5.6 billion at December 31, 2021.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $35.6 billion to $75.7 billion (86% of total assets) at June 30, 2022, from $40.1 billion (74% of total assets) at December 31, 2021.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $55 million in the second quarter of 2022, an increase of $6 million, or 12%, compared to $49 million in the second quarter of 2021. This quarterly increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products. Adjusted net interest income for this segment was $86 million in the first six months of 2022, a decrease of $15 million, or 15%, compared to $101 million in the first six months of 2021. This decrease was primarily a result of a decrease of $17 million in net advance prepayment fee income.
Adjusted net interest income for this segment represented 45% of total adjusted net interest income for the second quarters of each 2022 and 2021, and 39% and 42% of total adjusted net interest income for the first six months of 2022 and 2021, respectively.
Advances – The par value of advances outstanding increased by $26.7 billion, or 158%, to $43.6 billion at June 30, 2022, from $16.9 billion at December 31, 2021. Average advances outstanding were $43.6 billion for the second quarter of 2022, a 55% increase from $28.2 billion for the second quarter of 2021. Average advances outstanding were $35.3 billion for the first six months of 2022, a 22% increase from $29.0 billion for the first six months of 2021. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, period end balances may vary significantly from average balances for the period.
Advances outstanding to the Bank’s top five borrowers and their affiliates increased by $19.8 billion to $28.7 billion at June 30, 2022, from $8.9 billion at December 31, 2021. (See “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” for further information.) First Republic Bank is the Bank’s largest borrower and held $11.0 billion and $3.7 billion of the Bank’s advances at June 30, 2022, and December 31, 2021, respectively.
Several acquisitions have been announced or completed involving large regional financial institutions in the Bank’s district, which potentially reduce the opportunity to grow advances from these large regional financial institutions. On September 21, 2021, U.S. Bancorp entered into an agreement to acquire MUFG Union Bank, National Association (Union Bank). Union Bank held $9.0 billion and $2.1 billion of the Bank’s advances at June 30, 2022, and December 31, 2021, respectively. U.S. Bancorp is not a member of the Bank. If Union Bank is no longer a member of the Bank or any successor to Union Bank does not become a member of the Bank, and if no other advances are made to replace Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of a significant member.
Advances outstanding to the Bank’s other borrowers increased by $6.9 billion. The $26.7 billion increase in advances outstanding reflected a $21.6 billion increase in fixed rate advances and a $5.2 billion increase in variable rate advances, offset by a $0.1 billion decrease in adjustable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the future; however, there can be no assurance that any advances will be made under this arrangement.
The components of the advances portfolio at June 30, 2022, and December 31, 2021, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2022		December 31, 2021
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$75	—%	$250	1%
Adjustable – SOFR	100	—	—	—
Adjustable – SOFR, callable at borrower’s option	25	—	—	—
Subtotal adjustable rate advances	200	—	250	1
Fixed	23,460	54	4,765	28
Fixed – amortizing	49	—	69	—
Fixed – with PPS(1)	1,299	3	1,406	9
Fixed – with FPS(1)	11,955	27	8,957	54
Fixed – with caps and PPS(1)	—	—	10	—
Fixed – callable at borrower’s option with FPS(1)	340	1	70	—
Fixed – putable at Bank’s option	—	—	200	1
Fixed – putable at Bank’s option with PPS(1)	20	—	20	—
Subtotal fixed rate advances	37,123	85	15,497	92
Daily variable rate	6,303	15	1,111	7
Total par value	$43,626	100%	$16,858	100%
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
The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at June 30, 2022, and December 31, 2021.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	June 30, 2022	December 31, 2021
Due in 2022	$75	$250
Due after June 30, 2023(1)	—	10
Total LIBOR-Indexed Advances(2)	$75	$260
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $32.1 billion and $22.7 billion as of June 30, 2022, and December 31, 2021, respectively.
Interest rate payment terms for non-MBS investments classified as trading and AFS at June 30, 2022, and December 31, 2021, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	June 30, 2022	December 31, 2021
Fair value of fixed rate trading securities	$—	$250
Amortized cost of AFS securities	3,437	503
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $68.9 billion at June 30, 2022, from $33.8 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At June 30, 2022, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $95.2 billion, of which $26.7 billion were hedging advances, $63.7 billion were hedging consolidated obligations, $3.6 billion were hedging non-MBS investments, and $1.2 billion were offsetting derivatives. At December 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $48.0 billion, of which $15.8 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $0.8 billion were hedging non-MBS investments, and $7.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
On March 15, 2020, the Federal Open Market Committee (FOMC) lowered the Federal funds rate, to a target range of 0.00% to 0.25%. At its June 2022 meeting, the FOMC raised the target range of the Federal funds rate by 0.75%, to 1.50% to 1.75%. At its July 2022 meeting, the FOMC raised the target range of the Federal funds rate by an additional 0.75%, to 2.25% to 2.50%, anticipating that ongoing increases in the target range will be appropriate. Interest rate changes may adversely impact and increase the volatility of reported earnings. The FOMC began reducing its holdings of Treasury securities and agency debt and MBS on June 1, 2022. The following table presents a comparison of selected market interest rates as of the selected dates.

Selected Market Interest Rates

Market Instrument	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Federal Reserve target range for overnight Federal funds	1.50-1.75%	0.00-0.25%	0.00-0.25%	0.00-0.25%
Secured Overnight Financing Rate	1.50	0.05	0.05	0.07
3-month Treasury bill	1.63	0.04	0.04	0.06
2-year Treasury note	2.96	0.73	0.25	0.12
5-year Treasury note	3.04	1.26	0.89	0.36

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $11.9 billion (14% of total assets) at June 30, 2022, and $14.1 billion at December 31, 2021 (26% of total assets).
Adjusted net interest income for this segment was $68 million in the second quarter of 2022, an increase of $8 million, or 13%, from $60 million in the second quarter of 2021. This quarterly increase was primarily a result of an increase in net prepayment fee income on AFS MBS and an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments, partially offset by lower earnings from lower balances of mortgage-related products and current expected credit losses. Adjusted net interest income for this segment was $136 million in the first six months of 2022, a decrease of $2 million, or 1%, from $138 million in the first six months of 2021. This decrease was primarily a result of lower earnings from lower balances of mortgage-related products and current expected credit losses, as well as higher premium amortization expense, partially offset by an increase in net prepayment fee income on AFS MBS; higher spreads from lower funding costs; and an improvement in retrospective adjustment of the effective yields on mortgage loans and related delivery commitments.
Adjusted net interest income for this segment represented 55% of total adjusted net interest income for the second quarters of each 2022 and 2021, and 61% and 58% of total adjusted net interest income for first six months of 2022 and 2021, respectively.
MBS Investments – The Bank’s MBS portfolio was $11.0 billion at June 30, 2022, compared with $13.0 billion at December 31, 2021. During the first six months of 2022, the Bank’s MBS portfolio decreased as a result of $1.1 billion in principal repayments, a $675 million decrease in basis adjustments, and $227 million of fair value losses. Average MBS investments were $11.3 billion in the second quarter of 2022, a decrease of $2.7 billion from $14.0 billion in the second quarter of 2021. Average MBS investments were $11.8 billion in the first six months of 2022, a decrease of $2.6 billion from $14.4 billion in the first six months of 2021. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at June 30, 2022, and December 31, 2021, are shown in the following table:

MBS: Interest Rate Payment Terms

(In millions)	June 30, 2022	December 31, 2021
Fair value of trading securities:
Adjustable rate	$1	$2
Total trading securities	$1	$2
Amortized cost of AFS securities:
Fixed rate	$7,374	$8,423
Adjustable rate	919	1,083
Total AFS securities	$8,293	$9,506
Amortized cost of HTM securities:
Fixed rate	$310	$403
Adjustable rate	2,347	2,808
Total HTM securities	$2,657	$3,211
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
Mortgage loan balances decreased to $863 million at June 30, 2022, from $980 million at December 31, 2021, a decrease of $117 million. Average mortgage loans were $883 million in the second quarter of 2022, a decrease of $550 million from $1.4 billion in the second quarter of 2021. Average mortgage loans were $913 million in the first six months of 2022, a decrease of $675 million from $1.6 billion in the first six months of 2021.
At June 30, 2022, and December 31, 2021, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2021 Form 10-K. Mortgage loan balances at June 30, 2022, and December 31, 2021, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2022	December 31, 2021
MPF Plus	$93	$106
MPF Original	731	848
Subtotal	824	954
Unamortized premiums	42	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio	864	981
Less: Allowance for credit losses	(1)	(1)
Mortgage loans held for portfolio, net	$863	$980
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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.2 billion to $11.9 billion at June 30, 2022, from $14.1 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $15.5 billion at June 30, 2022, of which $7.8 billion were associated with MBS and $7.7 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio. The notional amount of derivative instruments associated with the mortgage-related business totaled $15.6 billion at December 31, 2021, of which $8.0 billion were associated with MBS and $7.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio.
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
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2022, and December 31, 2021.

Concentration of Derivative Counterparties

(Dollars in millions)	June 30, 2022			December 31, 2021
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$24,338	22%	At least BBB	$18,381	29%
Subtotal uncleared		24,338	22		18,381	29
Cleared
LCH Ltd(2)
Morgan Stanley & Co. LLC	A	26,878	24	A	33,268	52
Goldman Sachs & Co. LLC	A	59,493	54	A	11,967	19
Subtotal cleared		86,371	78		45,235	71
Total		$110,709	100%		$63,616	100%
(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at June 30, 2022, and December 31, 2021. For purposes of clearing swaps with LCH Ltd, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC are the Bank’s clearing agents.

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
As of June 30, 2022, and December 31, 2021, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of June 30, 2022, and December 31, 2021, were within the tolerance levels provided by the Finance Agency guidance. The Bank had committed to the issuance of $1.5 billion in consolidated obligations at June 30, 2022. The Bank had no commitments to issue consolidated obligations at December 31, 2021.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2021 Form  10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2022, the Bank had no advance commitments and $16.7 billion in standby letters of credit outstanding. At December 31, 2021, the Bank had no advance commitments and $16.7 billion in standby letters of credit outstanding.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2022, and December 31, 2021.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	259	132	$46,543	$248,317	19%
4-6	62	34	13,758	29,448	47
7-10	5	2	6	44	14
Subtotal	326	168	60,307	277,809	22
Community development financial institutions (CDFIs)	7	6	108	134	81
Housing associates	2	1	9	110	8
Total	335	175	$60,424	$278,053	22%

December 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	260	127	$26,398	$213,172	12%
4-6	64	32	7,158	33,733	21
7-10	3	2	20	37	54
Subtotal	327	161	33,576	246,942	14
CDFIs	7	7	112	135	83
Housing associates	2	—	—	—	—
Total	336	168	$33,688	$247,077	14%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2022
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	12	$1,804	$1,875
11% – 25%	7	770	936
26% – 50%	17	21,968	39,620
More than 50%	139	35,882	235,622
Total	175	$60,424	$278,053

December 31, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$467	$512
11% – 25%	8	895	1,079
26% – 50%	15	1,837	3,032
More than 50%	140	30,489	242,454
Total	168	$33,688	$247,077
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2022, and December 31, 2021.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2022		December 31, 2021
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$2,361	$2,177	$659	$631
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,478	4,041	4,192	3,978
Agency pools and collateralized mortgage obligations	27,760	24,003	17,571	16,553
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	84	58	4	3
PLRMBS – private label investment-grade-rated senior tranches	359	199	311	194
Municipal Bonds – investment-grade-rated	10	8	—	—
Term deposits with the Bank	2	2	18	18
Total	$35,054	$30,488	$22,755	$21,377
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
As of June 30, 2022, of the loan collateral pledged to the Bank, 13% was pledged by 21 institutions by specific identification, 57% was pledged by 113 institutions under a blanket lien with detailed reporting, and 30% was pledged by 132 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of June 30, 2022, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2022, and December 31, 2021.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$211,144	$158,261	$175,319	$140,994
Second lien residential mortgage loans and home equity lines of credit	13,253	6,583	13,659	6,653
Multifamily mortgage loans	50,025	32,420	41,239	28,517
Commercial mortgage loans	79,187	49,443	73,750	48,394
Loan participations(1)	949	350	1,064	383
Small business, small farm, and small agribusiness loans	2,142	508	3,157	759
Total	$356,700	$247,565	$308,188	$225,700
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2022, and December 31, 2021, the unpaid principal balance of these loans totaled $4.9 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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
The following table presents the Bank’s investment credit exposure at June 30, 2022, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
June 30, 2022
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$3,434	$—	$—	$—	$—	$3,434
MBS:
Other U.S. obligations – single-family	—	89	—	—	—	—	89
MBS – GSEs:
GSEs – single-family(2)	5	834	3	—	2	—	844
GSEs – multifamily	—	8,614	—	—	—	—	8,614
Total MBS – GSEs	5	9,448	3	—	2	—	9,458
PLRMBS	—	27	45	51	851	526	1,500
Total MBS	5	9,564	48	51	853	526	11,047
Total securities	5	12,998	48	51	853	526	14,481
Interest-bearing deposits	—	—	1,840	—	—	—	1,840
Securities purchased under agreements to resell	—	16,000	1,000	—	—	—	17,000
Federal funds sold	—	2,350	6,420	1,062	—	—	9,832
Total investments	$5	$31,348	$9,308	$1,113	$853	$526	$43,153
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at June 30, 2022, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2022, and December 31, 2021.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2022	December 31, 2021
Interest-bearing deposits	$1,840	$1,125
Federal funds sold	9,832	5,348
Total	$11,672	$6,473
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2022, and December 31, 2021.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2022, 67% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2022, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2022
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$2,760	$1,062	$3,822
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,420	—	1,420
Canada	1,600	1,420	—	3,020
Finland	750	—	—	750
France	—	100	—	100
Germany	—	400	—	400
Netherlands	—	460	—	460
Switzerland	—	1,000	—	1,000
United Kingdom	—	700	—	700
Total U.S. branches and agency offices of foreign commercial banks	2,350	5,500	—	7,850
Total unsecured credit exposure	$2,350	$8,260	$1,062	$11,672
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2022.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2022. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2022, the Bank’s MBS portfolio was 168% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
As of June 30, 2022, the Bank’s investment in MBS had gross unrealized losses totaling $41 million, $23 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2022, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to MBS with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate MBS by interest rate index and the unpaid principal balance of LIBOR-indexed MBS for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at June 30, 2022, and December 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate MBS by Interest Rate Index
(In millions)
Interest Rate Index	June 30, 2022	December 31, 2021
LIBOR(1)	$3,465	$4,110
Constant maturity Treasury	56	64
Total adjustable rate investment securities(2)	$3,521	$4,174

LIBOR-Indexed MBS by Redemption Term
(In millions)
Redemption Term	June 30, 2022	December 31, 2021
Due through June 30, 2023	$7	$12
Due thereafter(2)	3,458	4,098
Total LIBOR-Indexed investment securities	$3,465	$4,110
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
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2022.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first six months of 2022 and the first six months of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2022.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2022
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,280	$42	$(40)	$—	$2
Liability positions with credit exposure:
Uncleared derivatives
A	9,183	(239)	259	—	20
BBB	5,989	(251)	270	—	19
Cleared derivatives(2)	86,371	(90)	29	332	271
Total derivative positions with credit exposure to nonmember counterparties	107,823	$(538)	$518	$332	$312
Derivative positions without credit exposure	2,886
Total notional	$110,709

December 31, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,500	$9	$(9)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	42	(1)	1	—	—
Cleared derivatives(2)	45,235	(7)	15	252	260
Total derivative positions with credit exposure to nonmember counterparties	46,777	$1	$7	$252	$260
Derivative positions without credit exposure	16,839
Total notional	$63,616
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at June 30, 2022, and December 31, 2021.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at June 30, 2022, and December 31, 2021.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	June 30, 2022		December 31, 2021
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$36,365	$73,794	$25,846	$37,220
LIBOR	87	899	337	1,533
SOFR	73,367	34,513	35,887	22,526
Overnight Index Swap – Effective Federal Funds Rate	340	953	996	1,787
Total notional amount	$110,159	$110,159	$63,066	$63,066
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at June 30, 2022, and December 31, 2021. As of June 30, 2022, and December 31, 2021, interest rate caps and floors indexed to LIBOR totaling $550 million were due to terminate after June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
June 30, 2022
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$—	$35	$315	$37
Terminates through June 30, 2023	52	—	305	20
Terminates thereafter(1)	—	—	222	—
Total Notional Amount	$52	$35	$842	$57

December 31, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$210	$35	$517	$112
Terminates through June 30, 2023	52	—	309	23
Terminates thereafter(1)	40	—	562	10
Total Notional Amount	$302	$35	$1,388	$145
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
There have been no significant changes in the judgments and assumptions made during the first six months of 2022 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
There are no recent developments for the second quarter of 2022 that are expected to have a material effect on the financial condition or results of operations or that are otherwise material to the Bank.
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of June 30, 2022.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2022	December 31, 2021
+200 basis-point change above current rates	–2.6%	–2.3%
+100 basis-point change above current rates	–1.3	–0.9
–100 basis-point change below current rates(2)	+1.0	+0.5
–200 basis-point change below current rates(2)	+1.7	+4.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2022, are comparable with the estimates as of December 31, 2021, with the exception of the declining rate scenarios. The increase in interest rates in the second quarter of 2022 resulted in a larger absolute downward rate shocks for all term points relative to yearend. Compared to yearend, interest rates as of June 30, 2022, have increased ranging from 98 basis points for the one-month Treasury bill, 175 basis points for the five-year Treasury note, and 148 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess capital stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 248% as of June 30, 2022.
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
The Bank’s Risk Appetite Framework incorporates a limit on the sensitivity of projected financial performance to projected adverse changes in the adjusted return on capital. The Bank’s adjusted return on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than a –120 basis points change from the base-case projected adjusted return on capital. With the indicated interest rate shifts, the adjusted return on capital for the projected 12-month horizon is projected to remain within the limit of –120 basis points.
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

Total Bank Duration Gap Analysis

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$87,602	2.1	$54,121	3.4
Liabilities	80,858	1.2	47,897	3.0
Net	$6,744	0.9	$6,224	0.4
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low-risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2022, was $11.9 billion, including $11.0 billion in MBS and $0.9 billion in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2021, was $14.0 billion, including $13.0 billion in MBS and $1.0 billion in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $10.4 billion, or 87%, of MBS and mortgage loans at June 30, 2022, and $12.2 billion, or 87%, of MBS and mortgage loans at December 31, 2021. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.5 billion, or 13%, of MBS and mortgage loans, at June 30, 2022, and $1.8 billion, or 13%, of MBS and mortgage loans at December 31, 2021.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2022, and December 31, 2021.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2022	2021
+200 basis-point change	–0.8%	–0.5%
+100 basis-point change	–0.3	–0.1
–100 basis-point change(2)	+0.2	–0.2
–200 basis-point change(2)	+0.1	+2.6
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2021, to June 30, 2022, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended June 30, 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On July 29, 2022, the board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) approved proposed amendments to the Bank’s capital plan (Plan), which amendments are subject to review and approval by the Federal Housing Finance Agency (Finance Agency).
The proposed amendments include the following substantive changes:
•The formula for calculating the “Membership Stock Requirement” will use a percentage of a member’s total assets (as determined by the Bank), rather than a percentage of a member’s individual “Membership Asset Value,” as provided in the Bank’s current Plan. The proposed amendments provide that the Membership Stock Requirement will be 0.36% of a member’s total assets, with each member’s Membership Stock Requirement subject to a cap equal to $15 million (which remains unchanged), as provided in the current Plan, and may be adjusted by the Board to an amount within a range of 0.05% to 1.00% of total assets.
•Permits (but does not require) the Board to authorize the issuance of two subclasses of its Class B Stock: Class B-1 Stock and Class B-2 Stock. The Bank does not currently plan to authorize the conversion of Class B Stock into Class B-1 Stock and Class B-2 Stock but may do so at a future date. If the Board authorizes the conversion, the Class B-2 Stock would be eligible to meet the Activity-Based Stock Requirement. All other shares of capital stock held by a member, including shares held to meet the Membership Stock Requirement, would be classified as Class B-1 Stock. The proposed amendments provide that the dividend rate for Class B-2 Stock must always be equal to or greater than the rate for Class B-1 Stock.
In connection with the Finance Agency’s review, the proposed amendments are subject to change and there can be no assurance that any amendments will be adopted. If the amendments are approved by the Finance Agency as proposed, a revised plan will become effective at a future date to be determined by the Bank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)