Form 10-Q
period 2022-09-30
Federal Home Loan Bank of San Francisco
filed 2022-11-04
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2022
Class B Stock, par value $100 per share	35,398,700

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$6	$55
Interest-bearing deposits	2,405	1,125
Securities purchased under agreements to resell	12,000	15,500
Federal funds sold	12,646	5,348
Trading securities	1	252
Available-for-sale (AFS) securities, net of allowance for credit losses of $25 and $17, respectively (amortized cost of $12,178 and $10,009, respectively)(a)	12,177	10,332
Held-to-maturity (HTM) securities (fair values of $2,396 and $3,235, respectively)	2,432	3,211
Advances (includes $2,039 and $1,772 at fair value under the fair value option, respectively)	65,658	17,027
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	834	980
Accrued interest receivable	77	45
Derivative assets, net	62	8
Other assets	209	238
Total Assets	$108,507	$54,121
Liabilities:
Deposits	$814	$769
Consolidated obligations:
Bonds (includes $2,210 and $627 at fair value under the fair value option, respectively)	35,446	22,716
Discount notes	62,046	23,987
Total consolidated obligations	97,492	46,703
Mandatorily redeemable capital stock	4	3
Borrowings from other Federal Home Loan Banks (FHLBanks)	2,320	—
Accrued interest payable	93	33
Affordable Housing Program (AHP) payable	109	115
Derivative liabilities, net	2	5
Other liabilities	409	269
Total Liabilities	101,243	47,897
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
33 shares and 21 shares, respectively	3,322	2,061
Unrestricted retained earnings	3,222	3,124
Restricted retained earnings	708	708
Total Retained Earnings	3,930	3,832
Accumulated other comprehensive income/(loss) (AOCI)	12	331
Total Capital	7,264	6,224
Total Liabilities and Capital	$108,507	$54,121
(a)At September 30, 2022, and December 31, 2021, $335 million and $252 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Interest Income:
Advances	$347	$47	$505	$152
Prepayment fees on advances, net	(2)	—	(4)	15
Interest-bearing deposits	14	—	17	1
Securities purchased under agreements to resell	51	1	65	1
Federal funds sold	72	2	96	4
Trading securities	—	13	—	54
AFS securities	109	57	247	168
HTM securities	17	10	34	34
Mortgage loans held for portfolio	8	7	38	34
Total Interest Income	616	137	998	463
Interest Expense:
Consolidated obligations:
Bonds	143	13	205	49
Discount notes	310	3	399	10
Deposits	5	1	7	1
Borrowings from other FHLBanks	1	—	1	—
Total Interest Expense	459	17	612	60
Net Interest Income	157	120	386	403
Provision for/(reversal of) credit losses	9	—	9	(8)
Net Interest Income After Provision for/(Reversal of) Credit Losses	148	120	377	411
Other Income/(Loss):
Net gain/(loss) on trading securities	—	(13)	—	(50)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(20)	(9)	(53)	(40)
Net gain/(loss) on derivatives	(1)	15	(13)	25
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	—	28	—
Standby letters of credit fees	4	4	11	12
Other, net	(1)	—	(4)	3
Total Other Income/(Loss)	(18)	(3)	(31)	(50)
Other Expense:
Compensation and benefits	24	22	70	70
Other operating expense	15	13	40	37
Federal Housing Finance Agency	2	2	5	6
Office of Finance	1	1	4	4
Other, net	(1)	—	(2)	(1)
Total Other Expense	41	38	117	116
Income/(Loss) Before Assessment	89	79	229	245
AHP Assessment	9	8	23	25
Net Income/(Loss)	$80	$71	$206	$220
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net Income/(Loss)	$80	$71	$206	$220
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(88)	(72)	(317)	92
Net change in pension and postretirement benefits	—	(3)	(2)	(3)
Total other comprehensive income/(loss)	(88)	(75)	(319)	89
Total Comprehensive Income/(Loss)	$(8)	$(4)	$(113)	$309
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2021	23	$2,269	$761	$3,004	$3,765	$394	$6,428
Comprehensive income/(loss)			—	71	71	(75)	(4)
Issuance of capital stock	4	357					357
Repurchase of capital stock	(4)	(360)					(360)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(13)					(13)
Transfers from restricted retained earnings			(18)	18	—		—
Cash dividends paid on capital stock (6.00%)				(34)	(34)		(34)
Balance, September 30, 2021	23	$2,253	$743	$3,059	$3,802	$319	$6,374

Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744
Comprehensive income/(loss)			16	64	80	(88)	(8)
Issuance of capital stock	23	2,296					2,296
Repurchase of capital stock	(18)	(1,724)					(1,724)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (6.00%)				(40)	(40)		(40)
Balance, September 30, 2022	33	$3,322	$708	$3,222	$3,930	$12	$7,264

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	220	220	89	309
Issuance of capital stock	7	685					685
Repurchase of capital stock	(7)	(700)					(700)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(16)					(16)
Transfers from restricted retained earnings			(18)	18	—		—
Cash dividends paid on capital stock (5.65%)				(98)	(98)		(98)
Balance, September 30, 2021	23	$2,253	$743	$3,059	$3,802	$319	$6,374

Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			16	190	206	(319)	(113)
Issuance of capital stock	54	5,385					5,385
Repurchase of capital stock	(41)	(4,088)					(4,088)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(108)	(108)		(108)
Balance, September 30, 2022	33	$3,322	$708	$3,222	$3,930	$12	$7,264
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income/(Loss)	$206	$220
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	255	60
Provision for/(reversal of) credit losses	9	(8)
Change in net fair value of trading securities	—	50
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	53	40
Change in net derivatives and hedging activities	1,334	417
PLRMBS trust settlement	(28)	—
Other adjustments, net	5	5
Net change in:
Accrued interest receivable	(34)	22
Other assets	22	8
Accrued interest payable	61	1
Other liabilities	(33)	(13)
PLRMBS contingent liability	(41)	—
Total adjustments	1,603	582
Net cash provided by/(used in) operating activities	1,809	802
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,901)	(10)
Securities purchased under agreements to resell	3,500	750
Federal funds sold	(7,298)	(4,253)
Trading securities:
Proceeds from maturities and paydowns	251	1,950
AFS securities:
Proceeds from sales	28	—
Proceeds from maturities and paydowns	1,157	8,334
Purchases	(4,332)	(4,275)
HTM securities:
Proceeds from maturities and paydowns	763	1,560
Advances:
Repaid	1,096,765	111,264
Originated	(1,146,306)	(103,233)
Mortgage loans held for portfolio:
Principal collected	159	805
Purchases	—	(7)
Other investing activities, net	(2)	—
Net cash provided by/(used in) investing activities	(57,216)	12,885

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	243	65
Net change in borrowings from other FHLBanks	2,320	—
Net (payments)/proceeds on derivative contracts with financing elements	(11)	(32)
Net proceeds from issuance of consolidated obligations:
Bonds	25,062	15,174
Discount notes	174,394	61,597
Payments for matured and retired consolidated obligations:
Bonds	(11,283)	(37,491)
Discount notes	(136,521)	(52,992)
Proceeds from issuance of capital stock	5,385	685
Payments for repurchase/redemption of mandatorily redeemable capital stock	(35)	(14)
Payments for repurchase of capital stock	(4,088)	(700)
Cash dividends paid	(108)	(98)
Net cash provided by/(used in) financing activities	55,358	(13,806)
Net increase/(decrease) in cash and due from banks	(49)	(119)
Cash and due from banks at beginning of the period	55	174
Cash and due from banks at end of the period	$6	$55
Supplemental Disclosures:
Interest paid	$373	$78
AHP payments	29	23
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	17	—
Transfers of capital stock to mandatorily redeemable capital stock	36	16
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
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for derivatives;
•estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and
•estimating the prepayment speeds on mortgage-backed securities (MBS) and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded before the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
Actual results could differ significantly from these estimates.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K. Other changes to these policies as of September 30, 2022, are discussed in Note 2 – Recently Issued Accounting Guidance.
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
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At September 30, 2022, and December 31, 2021, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2022, and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2022, and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $5 million and $1 million, respectively, as of September 30, 2022, and de minimis amounts as of December 31, 2021.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2022, and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes $1 million and a de minimis amount of accrued interest receivable as of September 30, 2022, and December 31, 2021, respectively.
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
Trading Securities. The estimated fair value of trading securities as of September 30, 2022, and December 31, 2021, was as follows:

(In millions)	September 30, 2022	December 31, 2021
U.S. obligations – Treasury notes	$—	$250
MBS – Other U.S. obligations	1	2
Total	$1	$252
The unrealized net gain/(loss) on trading securities held at September 30, 2022, was de minimis amounts for the three and nine months ended September 30, 2022. The unrealized net gain/(loss) on trading securities held at September 30, 2021, was $(12) million and $(34) million for the three and nine months ended September 30, 2021, respectively.
Available-for-Sale Securities. AFS securities by major security type as of September 30, 2022, and December 31, 2021, were as follows:

September 30, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$3,801	$—	$1	$(3)	$3,799
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	7,165	—	6	(31)	7,140
PLRMBS	1,212	(25)	72	(21)	1,238
Total MBS	8,377	(25)	78	(52)	8,378
Total	$12,178	$(25)	$79	$(55)	$12,177

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$503	$—	$1	$—	$504
MBS:
GSEs – multifamily	8,056	—	164	—	8,220
PLRMBS	1,450	(17)	179	(4)	1,608
Total MBS	9,506	(17)	343	(4)	9,828
Total	$10,009	$(17)	$344	$(4)	$10,332
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $38 million and $29 million at September 30, 2022, and December 31, 2021, respectively.
At September 30, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $53 million, discounts of $46 million, and previous credit losses related to the prior methodology of evaluating credit losses of $364 million for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $59 million, discounts of $41 million, and previous credit losses related to the prior methodology of evaluating credit losses of $405 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2022, and December 31, 2021. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. obligations – Treasury notes	$2,777	$3	$—	$—	$2,777	$3
MBS – GSEs – multifamily	4,956	31	—	—	4,956	31
PLRMBS	319	16	56	5	375	21
Total	$8,052	$50	$56	$5	$8,108	$55

December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
PLRMBS	$19	$—	$152	$4	$171	$4
Total	$19	$—	$152	$4	$171	$4
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of September 30, 2022, and December 31, 2021, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$3,801	$3,799
MBS	8,377	8,378
Total	$12,178	$12,177

December 31, 2021
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due in 1 year or less	$503	$504
MBS	9,506	9,828
Total	$10,009	$10,332
Prepayment Fees, Net – The Bank records prepayment fees net of any associated fair value adjustments related to prepaid MBS that were hedged. The net amount of prepayment fees is reflected as AFS interest income in the Statements of Income for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Prepayment fees received/(paid)	$2	$5	$21	$5
Fair value adjustments	1	(3)	(1)	(3)
Net	$3	$2	$20	$2
MBS principal prepaid	$71	$37	$318	$37
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$79	$—	$(2)	$77
MBS – GSEs:
MBS – GSEs – single-family	787	3	(17)	773
MBS – GSEs – multifamily	1,404	—	(10)	1,394
Subtotal MBS – GSEs	2,191	3	(27)	2,167
PLRMBS	162	—	(10)	152
Total	$2,432	$3	$(39)	$2,396

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$113	$2	$—	$115
MBS – GSEs:
MBS – GSEs – single-family	1,011	16	(1)	1,026
MBS – GSEs – multifamily	1,870	5	(1)	1,874
Subtotal MBS – GSEs	2,881	21	(2)	2,900
PLRMBS	217	5	(2)	220
Total	$3,211	$28	$(4)	$3,235
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge offs, and excludes accrued interest receivable of $4 million and $2 million at September 30, 2022, and December 31, 2021, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At September 30, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and previous credit losses related to the prior methodology of evaluating credit losses of $6 million for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and nine months ended September 30, 2022 and 2021. The Bank recorded no allowance for credit losses associated with HTM securities during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of the period	$17	$14	$17	$21
(Charge-offs)/recoveries	(1)	—	(1)	(1)
Provision for/(reversal of) credit losses	9	1	9	(5)
Balance, end of the period	$25	$15	$25	$15
To evaluate investment securities for credit loss at September 30, 2022, and December 31, 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at September 30, 2022, and December 31, 2021, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At September 30, 2022, and December 31, 2021, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments and substantially all of these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities are highly rated. In the case of U.S. obligations, they carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2022, and December 31, 2021.
As of September 30, 2022, and December 31, 2021, the Bank had not established an allowance for credit losses on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLBanks consider the risk of nonpayment to be zero.

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2022, and December 31, 2021, approximately 5% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of September 30, 2022, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 11.0%; default rates of 7.3%; and loss severities of 51.9%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of September 30, 2022. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $14 million and $19 million for the three months ended September 30, 2022 and 2021, respectively, and $43 million and $52 million for the nine months ended September 30, 2022 and 2021, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $9 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $27 million and $39 million for the nine months ended September 30, 2022 and 2021, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities before maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $1 million during the three months ended September 30, 2022. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $17 million and fair value of $20 million during the nine months ended September 30, 2022. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2021.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $9 million during the three and nine months ended September 30, 2022, largely because of declines in the fair values and the present value of expected cash flows of certain PLRMBS. The Bank recorded a provision for credit losses of $1 million during the three months ended September 30, 2021, primarily resulting from a decline in fair value prices for certain PLRMBS. Further declines in PLRMBS fair values may adversely affect the Bank’s financial condition and results of operations. The Bank recorded a reversal of credit losses of $5 million during the nine months ended September 30, 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government.

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
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.19% to 8.57% at September 30, 2022, and 0.13% to 8.57% at December 31, 2021, as summarized below.

(Dollars in millions)	September 30, 2022		December 31, 2021
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year(2)	$51,688	3.05%	$4,129	0.85%
After 1 year through 2 years	3,513	2.24	2,744	1.52
After 2 years through 3 years	4,327	1.79	3,092	1.59
After 3 years through 4 years	3,679	1.94	2,618	1.31
After 4 years through 5 years	1,923	2.84	3,063	1.90
After 5 years	1,268	3.20	1,212	2.12
Total par value	66,398	2.86%	16,858	1.45%
Valuation adjustments for hedging activities	(692)		103
Valuation adjustments under fair value option	(48)		66
Total	$65,658		$17,027
(1)Carrying amounts exclude accrued interest receivable of $23 million and $5 million at September 30, 2022, and December 31, 2021, respectively.
(2)Advances outstanding with redemption terms within three months totaled $40.1 billion and $2.6 billion at September 30, 2022, and December 31, 2021, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $14.8 billion at September 30, 2022, and $9.0 billion at December 31, 2021. The Bank had advances with partial prepayment symmetry outstanding totaling $1.0 billion at September 30, 2022, and $1.4 billion at December 31, 2021. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1.4 billion at September 30, 2022, and $70 million at December 31, 2021.
The Bank had putable advances totaling $710 million at September 30, 2022, and $220 million at December 31, 2021. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2022, and December 31, 2021, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Within 1 year	$52,008	$4,199	$52,398	$4,349
After 1 year through 2 years	3,513	2,744	3,513	2,744
After 2 years through 3 years	4,337	3,042	4,127	3,092
After 3 years through 4 years	3,679	2,618	3,679	2,618
After 4 years through 5 years	1,933	3,063	1,423	3,063
After 5 years	928	1,192	1,258	992
Total par value	$66,398	$16,858	$66,398	$16,858
Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at September 30, 2022 and 2021. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2022 and 2021.

(Dollars in millions)	September 30, 2022		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Silicon Valley Bank	$13,500	20%	$18	5%	$20	4%
First Republic Bank	11,000	17	65	20	94	18
MUFG Union Bank, National Association	7,950	12	46	14	81	15
Western Alliance Bank	4,000	6	19	6	25	5
First Technology Federal Credit Union(2)	3,737	6	22	7	41	8
Subtotal	40,187	61	170	52	261	50
Others	26,211	39	163	48	274	50
Total par value	$66,398	100%	$333	100%	$535	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	September 30, 2021		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$7,700	35%	$28	29%	$103	32%
MUFG Union Bank, National Association	4,075	18	24	25	83	25
First Technology Federal Credit Union(2)	1,776	8	7	7	21	6
Luther Burbank Savings(2)	752	3	3	3	11	3
Banc of California, National Association	411	2	3	3	8	3
Subtotal	14,714	66	65	67	226	69
Others	7,593	34	32	33	103	31
Total par value	$22,307	100%	$97	100%	$329	100%
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
At September 30, 2022, and December 31, 2021, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during the three and nine months ended September 30, 2022 and 2021.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2022, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2022, and December 31, 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information on the credit risk exposure and security terms of advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 - Advances” in the Bank’s 2021 Form 10-K.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2022, and December 31, 2021, are detailed below:

(In millions)	September 30, 2022	December 31, 2021
Par value of advances:
Fixed rate:
Due within 1 year	$34,209	$2,768
Due after 1 year	14,695	12,729
Total fixed rate	48,904	15,497
Adjustable rate:
Due within 1 year	17,479	1,361
Due after 1 year	15	—
Total adjustable rate	17,494	1,361
Total par value	$66,398	$16,858
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2022, or December 31, 2021. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected in the Statements of Income for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Prepayment fees received/(paid)	$(8)	$2	$(12)	$28
Fair value adjustments	6	(2)	8	(13)
Net	$(2)	$—	$(4)	$15
Advance principal prepaid	$377	$1,397	$2,603	$5,073

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2022, and December 31, 2021, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	September 30, 2022	December 31, 2021
Fixed rate medium-term mortgage loans	$14	$18
Fixed rate long-term mortgage loans	780	936
Subtotal	794	954
Unamortized premiums	43	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio(1)	835	981
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$834	$980
(1)Excludes accrued interest receivable of $5 million and $6 million at September 30, 2022, and December 31, 2021, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2022, and December 31, 2021.

September 30, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$3	$5	$8
60 – 89 days delinquent	1	—	1
90 days or more delinquent	12	8	20
Total past due	16	13	29
Total current loans	461	345	806
Total mortgage loans held for portfolio	$477	$358	$835
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$20
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.29%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(Dollars in millions)	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total mortgage loans held for portfolio	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%
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
(3)    At September 30, 2022, and December 31, 2021, $9 million and $21 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At September 30, 2022, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 3.1% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 8.4% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the three and nine months ended September 30, 2022 and 2021. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and nine months ended September 30, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of the period	$1	$2	$1	$4
Provision for/(reversal of) credit losses	—	(1)	—	(3)
Balance, end of the period	$1	$1	$1	$1
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
Deposits and interest rate payment terms for deposits as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$798	2.90%	$722	0.01%
Fixed rate	9	2.90	18	0.01
Total interest-bearing deposits	807		740
Non-interest-bearing deposits	7		29
Total	$814		$769

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2022, and December 31, 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	September 30, 2022		December 31, 2021
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$19,721	2.64%	$7,349	0.18%
After 1 year through 2 years	4,022	1.66	1,757	0.67
After 2 years through 3 years	4,510	1.04	4,230	0.63
After 3 years through 4 years	5,283	0.97	1,855	0.72
After 4 years through 5 years	1,730	1.25	5,368	0.89
After 5 years	1,378	1.69	2,303	1.42
Total par value	36,644	2.00%	22,862	0.64%
Unamortized premiums	1		3
Unamortized discounts	(4)		(4)
Valuation adjustments for hedging activities	(1,127)		(139)
Fair value option valuation adjustments	(68)		(6)
Total	$35,446		$22,716
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $20.9 billion at September 30, 2022, and $14.6 billion at December 31, 2021. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $19.3 billion at September 30, 2022, and $12.8 billion at December 31, 2021. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at September 30, 2022, and December 31, 2021, was as follows:

(In millions)	September 30, 2022	December 31, 2021
Par value of consolidated obligation bonds:
Non-callable	$15,761	$8,242
Callable	20,883	14,620
Total par value	$36,644	$22,862
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2022, and December 31, 2021, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Within 1 year	$34,469	$21,770
After 1 year through 2 years	1,619	969
After 2 years through 3 years	210	72
After 3 years through 4 years	228	—
After 4 years through 5 years	70	3
After 5 years	48	48
Total par value	$36,644	$22,862

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$62,242	2.61%	$23,989	0.04%
Unamortized discounts	(196)		(2)
Total	$62,046		$23,987
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2022, and December 31, 2021, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2021 Form 10-K.

(In millions)	September 30, 2022	December 31, 2021
Par value of consolidated obligations:
Bonds:
Fixed rate	$21,814	$16,654
Adjustable rate	12,552	5,575
Step-up	2,278	633
Total bonds, par value	36,644	22,862
Discount notes, par value	62,242	23,989
Total consolidated obligations, par value	$98,886	$46,851
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2022, or December 31, 2021. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2022 and 2021:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2021	$408	$(14)	$394
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(3)	(3)
Net change in fair value	(72)		(72)
Net current period other comprehensive income/(loss)	(72)	(3)	(75)
Balance, September 30, 2021	$336	$(17)	$319

Balance, June 30, 2022	$111	$(11)	$100
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		—	—
Net change in fair value	(88)		(88)
Net current period other comprehensive income/(loss)	(88)	—	(88)
Balance, September 30, 2022	$23	$(11)	$12
The following table summarizes the changes in AOCI for the nine months ended September 30, 2022 and 2021:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2020	$244	$(14)	$230
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(3)	(3)
Net change in fair value	92		92
Net current period other comprehensive income/(loss)	92	(3)	89
Balance, September 30, 2021	$336	$(17)	$319

Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(317)		(317)
Net current period other comprehensive income/(loss)	(317)	(2)	(319)
Balance, September 30, 2022	$23	$(11)	$12

Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. For further information related to the Bank’s capital requirements, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
As of September 30, 2022, and December 31, 2021, the Bank complied with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2022		December 31, 2021
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$855	$7,256	$1,054	$5,896
Total regulatory capital	$4,340	$7,256	$2,165	$5,896
Total regulatory capital ratio	4.00%	6.69%	4.00%	10.89%
Leverage capital	$5,425	$10,884	$2,706	$8,844
Leverage ratio	5.00%	10.03%	5.00%	16.34%
The Bank’s capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank’s board of directors and the Finance Agency. For information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Capital Requirements” in the Bank’s 2021 Form 10-K.
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $4 million outstanding to four institutions at September 30, 2022, and $3 million outstanding to three institutions at December 31, 2021. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance at the beginning of the period	$5	$3	$3	$2
Reclassified from/(to) capital during the period	4	13	36	16
Repurchase/redemption of mandatorily redeemable capital stock	(5)	(12)	(35)	(14)
Balance at the end of the period	$4	$4	$4	$4
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for both of the three and nine months ended September 30, 2022 and 2021.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2022, and December 31, 2021.

Contractual Redemption Period	September 30, 2022	December 31, 2021
After 3 years through 4 years	$1	$—
After 4 years through 5 years	2	2
Past contractual redemption date because of remaining activity(1)	1	1
Total	$4	$3
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. The JCE Agreement also provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. During the nine months ended September 30, 2022, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings as a result of the Bank exceeding this threshold. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Bank reclassified $18 million from restricted retained earnings to unrestricted retained earnings as a result of the Bank exceeding this threshold. As a result of increased consolidated obligations during the third quarter of 2022, an allocation of net income was made into restricted retained earnings for the period in accordance with the JCE Agreement. The Bank’s restricted retained earnings totaled $708 million at September 30, 2022, and December 31, 2021. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at September 30, 2022, and December 31, 2021, respectively.
For information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. For information on dividend payments, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K.

In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $186 million, or 0.17% of total assets as of September 30, 2022. Excess stock totaled $120 million, or 0.22% of total assets as of December 31, 2021.
In the third quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $40 million, including $40 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the third quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
In the first nine months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $108 million, including $108 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first nine months of 2021, the Bank paid dividends at an annualized rate of 5.65%, totaling $98 million, including $98 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 27, 2022, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2022 at an annualized rate of 7.00%, totaling $54 million. The Bank recorded the dividend on October 27, 2022, and expects to pay the dividend on November 10, 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock, including any excess mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. For information on excess stock, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2021 Form 10-K. The Bank repurchased $1.7 billion and $373 million in excess stock during the third quarter of 2022 and 2021, respectively, and $4.1 billion and $714 million in excess stock during the nine months ended September 30, 2022 and 2021, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2022 and 2021, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. Silicon Valley Bank held $365 million, or 11%, and First Republic Bank held $342 million, or 10%, of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2022. No other institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2022. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2021.
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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and nine months ended September 30, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Advances-Related Business	Mortgage-Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/(Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three months ended:
September 30, 2022	$86	$48	$134	$10	$(24)	$148	$(18)	$41	$89
September 30, 2021	42	62	104	—	(16)	120	(3)	38	79
Nine months ended:
September 30, 2022	$172	$184	$356	$(4)	$(17)	$377	$(31)	$117	$229
September 30, 2021	143	200	343	(7)	(61)	411	(50)	116	245
(1)    The mortgage-related business includes total accretion or amortization associated with PLRMBS that had previous credit losses related to the prior methodology of evaluating credit losses, which are recognized in interest income, totaled $14 million and $19 million for the three months ended September 30, 2022 and 2021; and totaled $43 million and $52 million for the nine months ended September 30, 2022 and 2021, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses of $9 million and a de minimis amount for the three months ended September 30, 2022 and 2021, and $9 million and $(8) million for the nine months ended September 30, 2022 and 2021, respectively.
(2)    Represents amortization of amounts deferred for adjusted net interest income purposes only and changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges recorded in net interest income.
(3)    The Bank includes income and expense associated with net settlements from economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank excludes these amounts from net interest income in the Statements of Income, but instead records them in other income/(loss) in “Net gain/(loss) on derivatives.”
The following table presents total assets by operating segment at September 30, 2022, and December 31, 2021.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2022	$96,827	$11,680	$108,507
December 31, 2021	40,064	14,057	54,121

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2022, and December 31, 2021. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2022			December 31, 2021
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$49,444	$882	$1,073	$31,526	$223	$148
Derivatives not designated as hedging instruments:
Interest rate swaps	78,681	26	145	31,540	2	21
Interest rate caps and floors	—	—	—	550	—	—
Total	78,681	26	145	32,090	2	21
Total derivatives before netting and collateral adjustments	$128,125	908	1,218	$63,616	225	169
Netting adjustments and cash collateral(1)		(846)	(1,216)		(217)	(164)
Total derivative assets and total derivative liabilities		$62	$2		$8	$5
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $699 million and $77 million at September 30, 2022, and December 31, 2021, respectively. Cash collateral received, including accrued interest, was $329 million and $130 million at September 30, 2022, and December 31, 2021, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$347	$109	$(143)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$314	$507	$(391)
Hedged items	(293)	(489)	354
Net gain/(loss) on fair value hedging relationships	21	18	(37)
Net amortization of gain on discontinued fair value hedging relationships	(8)	(26)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$13	$(8)	$(37)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2021
	Interest Income/(Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$47	$57	$(13)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(2)	$42	$(1)
Hedged items	(41)	(56)	20
Net gain/(loss) on fair value hedging relationships	(43)	(14)	19
Net amortization of gain on discontinued fair value hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(50)	$(41)	$19

	Nine Months Ended September 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$505	$247	$(205)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$771	$1,216	$(989)
Hedged items	(780)	(1,210)	987
Net gain/(loss) on fair value hedging relationships	(9)	6	(2)
Net amortization of gain on discontinued fair value hedging relationships	(22)	(80)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(31)	$(74)	$(2)

	Nine Months Ended September 30, 2021
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$152	$168	$(49)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$97	$299	$(17)
Hedged items	(260)	(349)	60
Net gain/(loss) on fair value hedging relationships	(163)	(50)	43
Net amortization of gain on discontinued fair value hedging relationships	(15)	(81)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(178)	$(131)	$43
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2022, and December 31, 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2022			December 31, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$19,197	$10,966	$(18,060)	$13,613	$8,559	$(13,557)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(772)	$(1,494)	$1,127	$(15)	$(329)	$139
Discontinued hedging relationships included in amortized cost	80	777	—	118	901	—
Total amount of fair value hedging basis adjustments	$(692)	$(717)	$1,127	$103	$572	$139
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and nine months ended September 30, 2022 and 2021.

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$23	$31	$4	$86
Net interest settlements	(24)	(16)	(17)	(61)
Net gain/(loss) on derivatives	$(1)	$15	$(13)	$25
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
For cleared derivatives, the clearinghouse is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearinghouse or clearing agent insolvency and under applicable clearinghouse rules upon a non-insolvency-based event of default of the clearinghouse or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2022, was $676 million, for which the Bank posted cash collateral of $678 million in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2022, and December 31, 2021.

	September 30, 2022
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$874	$(857)	$17	$—	$17
Cleared	34	11	45	(335)	380
Total			$62		$397
Derivative Liabilities
Uncleared	$1,209	$(1,207)	$2	$—	$2
Cleared	9	(9)	—	—	—
Total			$2		$2

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$224	$(224)	$—	$—	$—
Cleared	1	7	8	(252)	260
Total			$8		$260
Derivative Liabilities
Uncleared	$161	$(156)	$5	$—	$5
Cleared	8	(8)	—	—	—
Total			$5		$5
Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2022, and December 31, 2021. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2022, and December 31, 2021. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	September 30, 2022
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$6	$6	$6	$—	$—	$—
Interest-bearing deposits	2,405	2,405	2,405	—	—	—
Securities purchased under agreements to resell	12,000	12,000	—	12,000	—	—
Federal funds sold	12,646	12,646	—	12,646	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,177	12,177	—	10,939	1,238	—
HTM securities	2,432	2,396	—	2,244	152	—
Advances	65,658	65,410	—	65,410	—	—
Mortgage loans held for portfolio	834	710	—	710	—	—
Accrued interest receivable	77	77	—	77	—	—
Derivative assets, net(2)	62	62	—	908	—	(846)
Other assets(3)	20	20	20	—	—	—
Liabilities
Deposits	814	814	—	814	—	—
Consolidated obligations:
Bonds	35,446	35,043	—	35,043	—	—
Discount notes	62,046	62,010	—	62,010	—	—
Total consolidated obligations	97,492	97,053	—	97,053	—	—
Mandatorily redeemable capital stock	4	4	4	—	—	—
Borrowings from other FHLBanks	2,320	2,320	—	2,320	—	—
Accrued interest payable	93	93	—	93	—	—
Derivative liabilities, net(2)	2	2	—	1,218	—	(1,216)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2021
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	5,348	5,348	—	5,348	—	—
Trading securities	252	252	—	252	—	—
AFS securities	10,332	10,332	—	8,724	1,608	—
HTM securities	3,211	3,235	—	3,015	220	—
Advances	17,027	17,072	—	17,072	—	—
Mortgage loans held for portfolio	980	981	—	981	—	—
Accrued interest receivable	45	45	—	45	—	—
Derivative assets, net(2)	8	8	—	225	—	(217)
Other assets(3)	25	25	25	—	—	—
Liabilities
Deposits	769	769	—	769	—	—
Consolidated obligations:
Bonds	22,716	22,635	—	22,635	—	—
Discount notes	23,987	23,986	—	23,986	—	—
Total consolidated obligations	46,703	46,621	—	46,621	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	33	33	—	33	—	—
Derivative liabilities, net(2)	5	5	—	169	—	(164)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2022:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2021 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the nine months ended September 30, 2022.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2022, and December 31, 2021, by level within the fair value hierarchy.

September 30, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	3,799	—	—	3,799
MBS:
GSEs – multifamily	—	7,140	—	—	7,140
PLRMBS	—	—	1,238	—	1,238
Subtotal AFS MBS	—	7,140	1,238	—	8,378
Total AFS securities	—	10,939	1,238	—	12,177
Advances(2)	—	2,039	—	—	2,039
Derivative assets, net: interest rate-related	—	908	—	(846)	62
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$13,887	$1,238	$(846)	$14,299
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,210	$—	$—	$2,210
Derivative liabilities, net: interest rate-related	—	1,218	—	(1,216)	2
Total recurring fair value measurements – Liabilities	$—	$3,428	$—	$(1,216)	$2,212
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$18	$—	$18
Total nonrecurring fair value measurements – Assets	$—	$—	$18	$—	$18

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$250	$—	$—	$250
MBS – Other U.S. obligations	—	2	—	—	2
Total trading securities	—	252	—	—	252
AFS securities:
U.S. obligations – Treasury notes	—	504	—	—	504
MBS:
GSEs – multifamily	—	8,220	—	—	8,220
PLRMBS	—	—	1,608	—	1,608
Subtotal AFS MBS	—	8,220	1,608	—	9,828
Total AFS securities	—	8,724	1,608	—	10,332
Advances(2)	—	1,772	—	—	1,772
Derivative assets, net: interest rate-related	—	225	—	(217)	8
Other assets	25	—	—	—	25
Total recurring fair value measurements – Assets	$25	$10,973	$1,608	$(217)	$12,389
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$627	$—	$—	$627
Derivative liabilities, net: interest rate-related	—	169	—	(164)	5
Total recurring fair value measurements – Liabilities	$—	$796	$—	$(164)	$632
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2022, and December 31, 2021.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2022, and December 31, 2021.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2022, and the year ended December 31, 2021.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2022	September 30, 2021
Balance, beginning of the period	$1,327	$1,827
Total gain/(loss) realized and unrealized included in:
Interest income	14	18
(Provision for)/reversal of credit losses	(9)	(1)
Unrealized gain/(loss) included in AOCI	(39)	(6)
Settlements	(56)	(134)
Transfers of HTM securities to AFS securities	1	—
Balance, end of the period	$1,238	$1,704
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$(39)	$(5)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$5	$16

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Balance, beginning of the period	$1,608	$2,035
Total gain/(loss) realized and unrealized included in:
Interest income	43	52
(Provision for)/reversal of credit losses	(9)	5
Other income/(loss)	28	—
Unrealized gain/(loss) included in AOCI	(124)	23
Settlements	(325)	(411)
Transfers of HTM securities to AFS securities	17	—
Balance, end of the period	$1,238	$1,704
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(124)	$24
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$34	$55
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,652	$2,209	$1,984	$235
New transactions elected for fair value option	700	25	—	318
Maturities and terminations	(272)	—	(21)	(30)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(42)	(22)	(11)	(2)
Change in accrued interest	1	(2)	—	—
Balance, end of the period	$2,039	$2,210	$1,952	$521

	Nine Months Ended
	September 30, 2022		September 30, 2021
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,772	$627	$2,147	$111
New transactions elected for fair value option	1,020	1,660	670	538
Maturities and terminations	(637)	(15)	(821)	(125)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(117)	(64)	(43)	(3)
Change in accrued interest	1	2	(1)	—
Balance, end of the period	$2,039	$2,210	$1,952	$521
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2022 and 2021. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2022, and December 31, 2021:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2022			December 31, 2021
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,087	$2,039	$(48)	$1,706	$1,772	$66
Consolidated obligation bonds	2,278	2,210	(68)	633	627	(6)
(1)    At September 30, 2022, and December 31, 2021, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.0 trillion at September 30, 2022, and $652.9 billion at December 31, 2021. The par value of the Bank’s participation in consolidated obligations was $98.9 billion at September 30, 2022, and $46.9 billion at December 31, 2021. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2021 Form 10-K.
Off-balance sheet commitments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022			December 31, 2021
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$14,013	$5,720	$19,733	$11,842	$4,848	$16,690
Commitments to issue consolidated obligation discount notes, par	822	—	822	—	—	—
Commitments to issue consolidated obligation bonds, par	2,396	—	2,396	—	—	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At September 30, 2022, the original terms of these standby letters of credit range from 3 days to 15 years, including a final expiration in 2037. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $34 million at both September 30, 2022, and December 31, 2021. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2022, and December 31, 2021.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of September 30, 2022, the Bank had pledged total collateral of $1.0 billion, including securities with a carrying value of $335 million, all of which may be repledged, and cash collateral, including accrued interest, of $699 million to counterparties and the clearinghouse that had market risk exposure to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank related to derivatives. As of December 31, 2021, the Bank had pledged total collateral of $329 million, including securities with a carrying value of $252 million, all of which may be repledged, and cash collateral, including accrued interest, of $77 million to counterparties and the clearinghouse that had market risk exposure to the Bank related to derivatives.
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

(In millions)	September 30, 2022	December 31, 2021
Assets:
Advances	$6,148	$3,107
Mortgage loans held for portfolio	81	—
Accrued interest receivable	3	2
Liabilities:
Deposits	$13	$34
Capital:
Capital Stock	$195	$117

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income:
Advances	$32	$12	$63	$38
Mortgage loans held for portfolio	1	—	1	—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2022, and December 31, 2021, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2021 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at September 30, 2022, and December 31, 2021, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2022, the Bank extended overnight loans to other FHLBanks for $2.4 billion. During the nine months ended September 30, 2021, the Bank extended no overnight loans to other FHLBanks. During the nine months ended September 30, 2022 and 2021, the Bank borrowed $10.1 billion and $120 million, respectively, from

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

other FHLBanks. The impact to net interest income related to these transactions was de minimis for all periods in this report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
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
•the withdrawal of one or more large members;
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

Quarterly Overview
Net income for the third quarter of 2022 was $80 million, compared with net income of $71 million for the third quarter of 2021. The $9 million increase in net income relative to the prior-year period was primarily attributable to an increase in net interest income of $37 million, partially offset by a $15 million decrease in other income/(loss) and an increase of $9 million in the provision for credit losses.
The $37 million increase in net interest income for the third quarter of 2022 reflected an increase in interest income of $479 million, which was driven by higher yields on interest-earning assets, primarily resulting from higher interest rates on advances balances. The increase was partially offset by a decrease in net gains on designated fair value hedges. The increase in interest income was offset by an increase of $442 million in interest expense based on higher funding levels and interest costs.
The $15 million change in other income/(loss) primarily resulted from an increase of $27 million in net fair value losses associated with non-hedge qualifying derivatives and financial instruments carried at fair value. This increase in fair value losses was mainly driven by valuation changes created by market volatility and growth in the Bank's short-term advances funded by economically hedged consolidated obligations, which was offset by a decrease in net fair value losses of $13 million on trading securities that matured since the third quarter of 2021.
The increase of $9 million in the provision for credit losses for the quarter was largely attributable to declines in the fair values and the present value of expected cash flows of certain private-label residential mortgage-backed securities (PLRMBS).
At September 30, 2022, total assets were $108.5 billion, an increase of $54.4 billion from $54.1 billion at December 31, 2021. Advances increased to $65.7 billion at September 30, 2022, up from $17.0 billion at December 31, 2021, an increase of $48.7 billion, as member demand for primarily short-term advances increased. The increase in total assets also included an increase in total investments of $5.9 billion, to $41.7 billion at September 30, 2022, up from $35.8 billion at December 31, 2021. The increase in investments primarily reflected higher liquidity-related instruments, including increases in Federal funds sold of $7.3 billion, U.S. Treasury securities of $3.0 billion, and interest-bearing deposits of $1.3 billion. This increase in investments was partially offset by a decline of $3.5 billion in securities purchased under agreements to resell and mortgage-backed securities of $2.2 billion.
Accumulated other comprehensive income (AOCI) decreased by $319 million during the first nine months of 2022, to $12 million at September 30, 2022, from $331 million at December 31, 2021, primarily reflecting lower fair values of investment securities classified as available-for-sale (AFS), which primarily reflects the increase in market interest rates during the first nine months of 2022.
As of September 30, 2022, the Bank complied with all regulatory capital requirements. The Bank exceeded the risk-based capital requirement of $855 million with $7.3 billion in permanent capital and exceeded the 4.0% regulatory requirement with a regulatory capital ratio of 6.7% at September 30, 2022. The decline in regulatory capital ratio to 6.7% from 10.9% at December 31, 2021, was mainly attributable to an increase in total assets. Total retained earnings increased to $3.9 billion as of September 30, 2022, from $3.8 billion at yearend 2021.
On October 27, 2022, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the third quarter of 2022 at an annualized rate of 7.00% that will total $54 million. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The Bank recorded the dividend on October 27, 2022, and the Bank expects to pay the dividend on November 10, 2022.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
During the third quarter of 2022, the U.S. economy continued to experience inflation and rising interest rates. Prolonged inflation may adversely affect overall economic conditions, and in turn result in adverse consequences in the Bank or the Bank members’ businesses and impact the Bank’s financial condition, results of operation, or ability to pay dividends. Additionally, the level and volatility of interest rates affect, among other things, member demand for advances. For other risks and uncertainties that the Bank faces, see “Item 1A. Risk Factors in the Bank’s 2021 Form 10-K.”
On July 20, 2022, Federal Housing Finance Agency (Finance Agency) Director Sandra Thompson testified to the House Financial Services Committee that the Finance Agency would conduct a review of the FHLBank System. On September 29, 2022, the Finance Agency began this review with a three-day listening session featuring oral comments from interested persons on the following six key areas: the FHLBanks’ general mission and purpose in a changing marketplace; FHLBank organization, operational efficiency, and effectiveness; FHLBanks’ role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility requirements. These sessions were followed by a request for written comments through October 31, 2022. At this time, it is not possible to determine when any future events or requests for comment will occur, whether any actions will result from these events or comments, and the extent to which those actions may impact the Bank or the FHLBank System as a whole.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Selected Balance Sheet Items at Quarter End
Total Assets	$108,507	$87,602	$56,129	$54,121	$54,459
Advances	65,658	43,221	20,246	17,027	22,613
Mortgage Loans Held for Portfolio, Net	834	863	914	980	1,134
Investments(1)	41,661	43,153	34,629	35,768	30,364
Consolidated Obligations:(2)
Bonds	35,446	26,076	28,702	22,716	22,025
Discount Notes	62,046	53,132	19,744	23,987	24,814
Capital Stock —Class B —Putable	3,322	2,754	2,097	2,061	2,253
Unrestricted Retained Earnings	3,222	3,198	3,183	3,124	3,059
Restricted Retained Earnings	708	692	692	708	743
Accumulated Other Comprehensive Income/(Loss) (AOCI)	12	100	182	331	319
Total Capital	7,264	6,744	6,154	6,224	6,374
Selected Operating Results for the Quarter
Net Interest Income	$157	$126	$103	$119	$120
Provision for/(Reversal of) Credit Losses	9	3	(3)	2	—
Other Income/(Loss)	(18)	(31)	18	—	(3)
Other Expense	41	38	38	43	38
Affordable Housing Program Assessment	9	6	8	7	8
Net Income/(Loss)	$80	$48	$78	$67	$71
Selected Other Data for the Quarter
Net Interest Margin(3)	0.63%	0.67%	0.78%	0.87%	0.85%
Return on Average Assets	0.32	0.25	0.59	0.48	0.49
Return on Average Equity	4.52	2.85	4.91	4.08	4.34
Annualized Dividend Rate	6.00	6.00	6.00	6.00	6.00
Dividend Payout Ratio(4)	49.98	69.80	44.63	53.84	48.99
Average Equity to Average Assets Ratio	7.16	8.81	11.91	11.70	11.32
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.69	7.59	10.65	10.89	11.12
Duration Gap (in months)	1.0	0.9	1.1	0.4	0.3
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2022	$1,031,910
June 30, 2022	882,481
March 31, 2022	699,530
December 31, 2021	652,862
September 30, 2021	641,438
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2022 and 2021, together with the related interest income and expense. They also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2022 Compared to Third Quarter of 2021

Average Balance Sheets

	Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,299	$14	2.28%	$1,148	$—	0.14%
Securities purchased under agreements to resell	8,937	51	2.28	1,260	1	0.08
Federal funds sold	12,901	72	2.22	7,446	2	0.09
Trading securities:
Mortgage-backed securities (MBS)	1	—	2.10	2	—	2.04
Other investments	—	—	—	2,522	13	2.06
Available-for-sale (AFS) securities:(1)
MBS(2)(3)(4)	8,372	88	4.17	9,819	56	2.30
Other investments(3)	3,730	21	2.29	904	1	0.27
Held-to-maturity (HTM) securities:
MBS	2,526	17	2.56	3,750	10	1.08
Mortgage loans held for portfolio(5)	850	8	4.10	1,221	7	2.34
Advances(3)(6)	58,513	345	2.34	28,486	47	0.66
Loans to other FHLBanks	16	—	2.36	—	—	—
Total interest-earning assets	98,145	616	2.49	56,558	137	0.96
Other assets(7)	387	—		897	—
Total Assets	$98,532	$616		$57,455	$137
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$28,402	$143	2.01%	$24,512	$13	0.22%
Discount notes	61,417	310	2.00	24,996	3	0.05
Deposits and other borrowings	921	5	2.15	970	1	0.08
Mandatorily redeemable capital stock	5	—	5.79	6	—	4.31
Borrowings from other FHLBanks	65	1	2.74	—	—	—
Total interest-bearing liabilities	90,810	459	2.01	50,484	17	0.13
Other liabilities(7)	668	—		465	—
Total Liabilities	91,478	459		50,949	17
Total Capital	7,054	—		6,506	—
Total Liabilities and Capital	$98,532	$459		$57,455	$17
Net Interest Income		$157			$120
Net Interest Spread(8)			0.48%			0.83%
Net Interest Margin(9)			0.63%			0.85%
Interest-earning Assets/Interest-bearing Liabilities	108.08%			112.03%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $9 million and $13 million for the three months ended September 30, 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(26)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	(6)	(4)	—	(10)
Net interest settlements on derivatives	27	22	(37)	12
Total net interest income/(expense)	$13	$(8)	$(37)	$(32)

	Three Months Ended
	September 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	1	2	—	3
Net interest settlements on derivatives	(44)	(16)	19	(41)
Total net interest income/(expense)	$(50)	$(41)	$19	$(72)
(4)Interest income includes net prepayment fees on AFS MBS of $3 million and $2 million for the three months ended September 30, 2022 and 2021, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $3 million and a de minimis amount for the three months ended September 30, 2022 and 2021, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(2) million and $(4) million for the three months ended September 30, 2022 and 2021, respectively.
(6)Interest income includes net prepayment fees on advances of $(2) million and a de minimis amount for the three months ended September 30, 2022 and 2021, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the third quarter of 2022 was $157 million, a 31% increase from $120 million in the third quarter of 2021. The following table details the changes in interest income and interest expense for the third quarter of 2022 compared to the third quarter of 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$14	$1	$13
Securities purchased under agreements to resell	50	9	41
Federal funds sold	70	2	68
Trading securities: Other investments	(13)	(13)	—
AFS securities:
MBS(2)	32	(9)	41
Other investments(2)	20	6	14
HTM securities: MBS	7	(4)	11
Mortgage loans held for portfolio	1	(3)	4
Advances(2)	298	87	211
Total interest-earning assets	479	76	403
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	130	2	128
Discount notes	307	12	295
Deposits and other borrowings	4	—	4
Borrowings from other FHLBanks	1	1	—
Total interest-bearing liabilities	442	15	427
Net interest income	$37	$61	$(24)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 63 basis points for the third quarter of 2022, 22 basis points lower than the net interest margin for the third quarter of 2021, which was 85 basis points. The net interest spread was 48 basis points for the third quarter of 2022, 35 basis points lower than the net interest spread for the third quarter of 2021, which was 83 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels and costs, partially offset by higher yields on interest-earning assets, primarily resulting from higher interest rates on growing advance balances.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional credit loss on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the estimated cash flows of these securities, the net accretion of income may continue to be a positive source of net interest income in future periods.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2022 and 2021.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2022	September 30, 2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(13)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(20)	(9)
Net gain/(loss) on derivatives	(1)	15
Standby letters of credit fees	4	4
Other, net	(1)	—
Total Other Income/(Loss)	$(18)	$(3)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(13) million for the three months ended September 30, 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2022	September 30, 2021
Advances	$(42)	$(11)
Consolidated obligation bonds	22	2
Total	$(20)	$(9)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	Three Months Ended
(In millions)	September 30, 2022			September 30, 2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$35	$(3)	$32	$21	$(10)	$11
Not elected for fair value option	22	1	23	3	3	6
Consolidated obligation bonds:
Elected for fair value option	(19)	(6)	(25)	(1)	—	(1)
Not elected for fair value option	(20)	(3)	(23)	(1)	—	(1)
Consolidated obligation discount notes:
Not elected for fair value option	2	(13)	(11)	1	(1)	—
MBS:
Not elected for fair value option	3	—	3	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	8	(8)	—
Total	$23	$(24)	$(1)	$31	$(16)	$15
During the third quarter of 2022, net losses on derivatives totaled $1 million compared to net gains of $15 million in the third quarter of 2021. These amounts included expense of $24 million and expense of $16 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Average Balance Sheets

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$1,748	$17	1.29%	$1,195	$1	0.14%
Securities purchased under agreements to resell	5,747	65	1.51	1,417	1	0.07
Federal funds sold	10,883	96	1.18	5,843	4	0.08
Trading securities:
MBS	1	—	1.92	2	—	2.29
Other investments	16	—	2.04	3,461	54	2.07
AFS securities:(1)
MBS(2)(3)(4)	8,715	220	3.38	9,957	165	2.22
Other investments(3)	2,064	27	1.74	2,174	3	0.21
HTM securities:
MBS	2,751	34	1.64	4,161	34	1.11
Mortgage loans held for portfolio(5)	892	38	5.74	1,464	34	3.08
Advances(3)(6)	43,101	501	1.55	28,832	167	0.77
Loans to other FHLBanks	12	—	1.48	—	—	—
Total interest-earning assets	75,930	998	1.76	58,506	463	1.06
Other assets(7)	518	—		986	—
Total Assets	$76,448	$998		$59,492	$463
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$26,549	$205	1.03%	$31,258	$49	0.21%
Discount notes	41,428	399	1.29	20,172	10	0.06
Deposits and other borrowings	1,107	7	0.90	1,123	1	0.08
Mandatorily redeemable capital stock	5	—	6.18	4	—	4.02
Borrowings from other FHLBanks	57	1	1.67	—	—	—
Total interest-bearing liabilities	69,146	612	1.18	52,557	60	0.15
Other liabilities(7)	564	—		520	—
Total Liabilities	69,710	612		53,077	60
Total Capital	6,738	—		6,415	—
Total Liabilities and Capital	$76,448	$612		$59,492	$60
Net Interest Income		$386			$403
Net Interest Spread(8)			0.57%			0.91%
Net Interest Margin(9)			0.68%			0.92%
Interest-earning Assets/Interest-bearing Liabilities	109.81%			111.32%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $27 million and $39 million for the nine months ended September 30, 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(22)	$(80)	$—	$(102)
Net gain/(loss) on derivatives and hedged items	(5)	4	—	(1)
Net interest settlements on derivatives	(4)	2	(2)	(4)
Total net interest income/(expense)	$(31)	$(74)	$(2)	$(107)

	Nine Months Ended
	September 30, 2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(15)	$(81)	$—	$(96)
Net gain/(loss) on derivatives and hedged items	2	11	—	13
Net interest settlements on derivatives	(165)	(61)	43	(183)
Total net interest income/(expense)	$(178)	$(131)	$43	$(266)
(4)Interest income includes net prepayment fees received on AFS MBS of $20 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $21 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(7) million and $(19) million for the nine months ended September 30, 2022 and 2021, respectively.
(6)Interest income includes net prepayment fees on advances of $(4) million and $15 million for the nine months ended September 30, 2022 and 2021, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first nine months of 2022 was $386 million, a 4% decrease from $403 million in the first nine months of 2021. The following table details the changes in interest income and interest expense for the first nine months of 2022 compared to the first nine months of 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$16	$1	$15
Securities purchased under agreements to resell	64	9	55
Federal funds sold	92	6	86
Trading securities: Other investments	(54)	(53)	(1)
AFS securities:
MBS(2)	55	(23)	78
Other investments(2)	24	—	24
HTM securities: MBS	—	(14)	14
Mortgage loans held for portfolio	4	(17)	21
Advances(2)	334	110	224
Total interest-earning assets	535	19	516
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	156	(9)	165
Discount notes	389	20	369
Deposits and other borrowings	6	—	6
Borrowings from other FHLBanks	1	1	—
Total interest-bearing liabilities	552	12	540
Net interest income	$(17)	$7	$(24)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 68 basis points for the first nine months of 2022, 24 basis points lower than the net interest margin for the first nine months of 2021, which was 92 basis points. The net interest spread was 57 basis points for the first nine months of 2022, 34 basis point lower than the net interest spread for the first nine months of 2021, which was 91 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels and costs, offset by higher yields on interest-earning assets, primarily resulting from higher interest rates on growing advance balances.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2022 and 2021.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(50)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(53)	(40)
Net gain/(loss) on derivatives	(13)	25
Private-label residential mortgage-backed securities trust settlement	28	—
Standby letters of credit fees	11	12
Other, net	(4)	3
Total Other Income/(Loss)	$(31)	$(50)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(50) million for the nine months ended September 30, 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	2022	2021
Advances	$(117)	$(43)
Consolidated obligation bonds	64	3
Total	$(53)	$(40)
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
Net Gain/(Loss) on Derivatives – The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the nine months ended September 30, 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
(In millions)	September 30, 2022			September 30, 2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$102	$(18)	$84	$67	$(29)	$38
Not elected for fair value option	43	10	53	(13)	4	(9)
Consolidated obligation bonds:
Elected for fair value option	(58)	(4)	(62)	(2)	1	(1)
Not elected for fair value option	(62)	(2)	(64)	(4)	1	(3)
Consolidated obligation discount notes:
Not elected for fair value option	(25)	(3)	(28)	3	(2)	1
MBS:
Not elected for fair value option	4	—	4	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	35	(36)	(1)
Total	$4	$(17)	$(13)	$86	$(61)	$25
During the first nine months of 2022, net losses on derivatives totaled $13 million compared to net gains of $25 million in the first nine months of 2021. These amounts included expense of $17 million and expense of $61 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. As a result of the distribution of the settlement proceeds in the first quarter of 2022 to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income in the first nine months of 2022. The Bank recorded no settlement proceeds in the first nine months of 2021.
Other Expense. During the third quarter of 2022, other expenses totaled $41 million, compared to $38 million in the third quarter of 2021 mostly attributable to an increase in compensation and benefits. During the first nine months of 2022, other expenses totaled $117 million, compared to $116 million in the first nine months of 2021.

Return on Average Equity. Return on average equity (ROE) was 4.52% (annualized) for the third quarter of 2022, compared to 4.34% (annualized) for the third quarter of 2021. The increase reflected higher net income for the third quarter of 2022, which increased 13%, from $71 million in the third quarter of 2021 to $80 million in the third quarter of 2022, partially offset by an increase in average equity from $6.5 billion in the third quarter of 2021 to $7.1 billion in the third quarter of 2022.
ROE was 4.09% (annualized) for the first nine months of 2022, compared to 4.59% (annualized) for the first nine months of 2021. The decrease reflected lower net income for the first nine months of 2022, which decreased 6%, from $220 million in the first nine months of 2021 to $206 million in the first nine months of 2022, and an increase in average equity from $6.4 billion in the first nine months of 2021 to $6.7 billion in the first nine months of 2022.
Dividends and Retained Earnings. In the third quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $40 million, including $40 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the third quarter of 2021, the Bank paid dividends at an annualized rate of 6.00%, totaling $34 million, including $34 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
In the first nine months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $108 million, including $108 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first nine months of 2021, the Bank paid dividends at an annualized rate of 5.65%, totaling $98 million, including $98 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. The required level of retained earnings was $2.6 billion and $1.5 billion at September 30, 2022, and December 31, 2021, respectively. In July 2022, the required level of retained earnings was increased from $1.7 billion to $2.6 billion.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. The JCE Agreement also provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. During the nine months ended September 30, 2022, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings as a result of the Bank exceeding this threshold. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Bank reclassified $18 million from restricted retained earnings to unrestricted retained earnings as a result of the Bank exceeding this threshold. As a result of increased consolidated obligations during the third quarter of 2022, an allocation of net income was made into restricted retained earnings for the period in accordance with the JCE Agreement. The Bank’s restricted retained earnings totaled $708 million at September 30, 2022 and December 31,

2021. The Bank’s unrestricted retained earnings totaled $3.2 billion and $3.1 billion at September 30, 2022, and December 31, 2021, respectively.
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

Financial Condition
Total assets were $108.5 billion at September 30, 2022, compared to $54.1 billion at December 31, 2021. Advances increased by $48.7 billion, or 286%, to $65.7 billion at September 30, 2022, from $17.0 billion at December 31, 2021. Average total assets were $98.5 billion for the third quarter of 2022, a 71% increase from $57.5 billion for the third quarter of 2021. Average total assets were $76.4 billion for the first nine months of 2022, a 29% increase from $59.5 billion for the first nine months of 2021. Average advances were $58.5 billion for the third quarter of 2022, a 105% increase from $28.5 billion for the third quarter of 2021. Average advances were $43.1 billion for the first nine months of 2022, a 50% increase from $28.8 billion for the first nine months of 2021. Average MBS investments were $10.9 billion for the third quarter of 2022, a 20% decrease from $13.6 billion for the third quarter of 2021. Average MBS investments were $11.5 billion for the first nine months of 2022, a 19% decrease from $14.1 billion for the first nine months of 2021.
Advances outstanding at September 30, 2022, included net unrealized losses of $740 million, of which $692 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $48 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2021, included net unrealized gains of $169 million, of which $103 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2021, to September 30, 2022, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $101.2 billion at September 30, 2022, an increase of $53.3 billion from $47.9 billion at December 31, 2021, primarily reflecting a $50.8 billion increase in consolidated obligations outstanding to $97.5 billion at September 30, 2022, from $46.7 billion at December 31, 2021. Average total liabilities were $91.5 billion for the third quarter of 2022, an 80% increase compared to $50.9 billion for the third quarter of 2021. Average total liabilities were $69.7 billion for the first nine months of 2022, a 31% increase compared to $53.1 billion for the first nine months of 2021. Average consolidated obligations were $89.8 billion for the third quarter of 2022 and $49.5 billion for the third quarter of 2021. Average consolidated obligations were $68.0 billion for the first nine months of 2022 and $51.4 billion for the first nine months of 2021.
Consolidated obligations outstanding at September 30, 2022, included net unrealized gains of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $68 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2021, included net unrealized gains of $139 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2021, to September 30, 2022, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.0 trillion at September 30, 2022, and $652.9 billion at December 31, 2021.
Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR and promotes the use of robust benchmarks, like SOFR, in the Bank’s financial activities. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate the Bank members’ transition from LIBOR to an alternative index.
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
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at September 30, 2022, and December 31, 2021.

LIBOR-Indexed Financial Instruments

September 30, 2022
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$75	$—	$—	$75
Unpaid principal balance of MBS by contractual maturity(1)	—	7	3,215	3,222
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	45	304	222	571
Uncleared	20	20	—	40
Total	$140	$331	$3,437	$3,908

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$—	$52	$—	$52
Uncleared	35	—	—	35
Total	$35	$52	$—	$87

December 31, 2021
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$250	$—	$10	$260
Unpaid principal balance of MBS by contractual maturity(1)	—	12	4,098	4,110
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	517	309	562	1,388
Uncleared	112	23	10	145
Total	$879	$344	$4,680	$5,903

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$210	$52	$40	$302
Uncleared	35	—	—	35
Total	$245	$52	$40	$337
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.

As of September 30, 2022, there were no interest rate caps and floors indexed to LIBOR. At December 31, 2021, interest rate caps and floors indexed to LIBOR totaled $550 million.
All adjustable rate consolidated obligation bonds are indexed to SOFR, totaling $12.6 billion at September 30, 2022, and $5.6 billion at December 31, 2021.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $56.7 billion to $96.8 billion (89% of total assets) at September 30, 2022, from $40.1 billion (74% of total assets) at December 31, 2021.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $86 million in the third quarter of 2022, an increase of $44 million, or 105%, compared to $42 million in the third quarter of 2021. This quarterly increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products. Adjusted net interest income for this segment was $172 million in the first nine months of 2022, an increase of $29 million, or 20%, compared to $143 million in the first nine months of 2021. This increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products, partially offset by a decrease of $19 million in net advance prepayment fee income.
Adjusted net interest income for this segment represented 64% and 40% of total adjusted net interest income for the third quarters of 2022 and 2021, respectively, and 48% and 42% of total adjusted net interest income for the first nine months of 2022 and 2021, respectively.
Advances – The par value of advances outstanding increased by $49.5 billion, or 294%, to $66.4 billion at September 30, 2022, from $16.9 billion at December 31, 2021. Average advances outstanding were $58.5 billion for the third quarter of 2022, a 105% increase from $28.5 billion for the third quarter of 2021. Average advances outstanding were $43.1 billion for the first nine months of 2022, a 50% increase from $28.8 billion for the first nine months of 2021. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, period end balances may vary significantly from average balances for the period.
Advances outstanding to the Bank’s top five borrowers and their affiliates increased by $31.3 billion to $40.2 billion at September 30, 2022, from $8.9 billion at December 31, 2021. (See “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk” for further information.) Silicon Valley Bank is the Bank’s largest borrower and held $13.5 billion of the Bank’s advances at September 30, 2022. Silicon Valley Bank had no advances outstanding at December 31, 2021.
Several acquisitions have been announced or completed involving large regional financial institutions in the Bank’s district, which potentially reduce the opportunity to grow advances from these large regional financial institutions. On September 21, 2021, U.S. Bancorp entered into an agreement to acquire MUFG Union Bank, National Association (Union Bank). Union Bank held $8.0 billion and $2.1 billion of the Bank’s advances at September 30, 2022, and December 31, 2021, respectively. U.S. Bancorp is not a member of the Bank. If Union Bank is no longer a member of the Bank or any successor to Union Bank does not become a member of the Bank, and if no other advances are made to replace Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of a significant member.
Advances outstanding to the Bank’s other borrowers increased by $18.2 billion. The $49.5 billion increase in advances outstanding reflected a $33.4 billion increase in fixed rate advances, a $12.9 billion increase in variable rate advances, and a $3.2 billion increase in adjustable rate advances.
The Bank has a significant long-term funding arrangement with a borrower that had, in prior periods, significantly contributed to the level of outstanding advances and may significantly contribute to the level of outstanding advances in the future.
The components of the advances portfolio at September 30, 2022, and December 31, 2021, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2022		December 31, 2021
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$75	—%	$250	1%
Adjustable – SOFR	2,315	3	—	—
Adjustable – SOFR, callable at borrower’s option	1,075	2	—	—
Subtotal adjustable rate advances	3,465	5	250	1
Fixed	33,023	50	4,765	28
Fixed – amortizing	44	—	69	—
Fixed – with PPS(1)	1,037	2	1,406	9
Fixed – with FPS(1)	13,750	21	8,957	54
Fixed – with caps and PPS(1)	—	—	10	—
Fixed – callable at borrower’s option with FPS(1)	340	—	70	—
Fixed – putable at Bank’s option	—	—	200	1
Fixed – putable at Bank’s option with FPS(1)	700	1	—	—
Fixed – putable at Bank’s option with PPS(1)	10	—	20	—
Subtotal fixed rate advances	48,904	74	15,497	92
Daily variable rate	14,029	21	1,111	7
Total par value	$66,398	100%	$16,858	100%
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
The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at September 30, 2022, and December 31, 2021.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	September 30, 2022	December 31, 2021
Due in 2022	$75	$250
Due after June 30, 2023(1)	—	10
Total LIBOR-Indexed Advances(2)	$75	$260
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $30.9 billion and $22.7 billion as of September 30, 2022, and December 31, 2021, respectively.
Interest rate payment terms for non-MBS investments classified as trading and AFS at September 30, 2022, and December 31, 2021, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	September 30, 2022	December 31, 2021
Fair value of fixed rate trading securities	$—	$250
Amortized cost of AFS securities	3,801	503
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $89.6 billion at September 30, 2022, from $33.8 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At September 30, 2022, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $112.1 billion, of which $34.7 billion were hedging advances, $71.9 billion were hedging consolidated obligations, $4.1 billion were hedging non-MBS investments, and $1.4 billion were offsetting derivatives. At December 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $48.0 billion, of which $15.8 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $0.8 billion were hedging non-MBS investments, and $7.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
On March 15, 2020, the Federal Open Market Committee (FOMC) lowered the Federal funds rate, to a target range of 0.00% to 0.25%. The current range is 3.00% to 3.25%, and the FOMC anticipates that ongoing increases in the target range will be appropriate. Interest rate changes have and are expected to continue to adversely impact and increase the volatility of reported earnings. In addition, the FOMC is expected to continue reducing its holdings of Treasury securities and agency debt and agency MBS to reduce the size of the Federal Reserve’s balance sheet. The following table presents a comparison of selected market interest rates as of the selected dates.

Selected Market Interest Rates

Market Instrument	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Federal Reserve target range for overnight Federal funds	3.00-3.25%	0.00-0.25%	0.00-0.25%	0.00-0.25%
Secured Overnight Financing Rate	2.98	0.05	0.05	0.07
3-month Treasury bill	3.27	0.04	0.03	0.06
2-year Treasury note	4.28	0.73	0.28	0.12
5-year Treasury note	4.09	1.26	0.97	0.36

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $11.7 billion (11% of total assets) at September 30, 2022, and $14.1 billion at December 31, 2021 (26% of total assets).
Adjusted net interest income for this segment was $48 million in the third quarter of 2022, a decrease of $14 million, or 23%, from $62 million in the third quarter of 2021. This quarterly decrease was primarily a result of lower earnings from lower balances of mortgage-related products and current expected credit losses. Adjusted net interest income for this segment was $184 million in the first nine months of 2022, a decrease of $16 million, or 8%, from $200 million in the first nine months of 2021. This decrease was primarily a result of lower earnings from lower balances of mortgage-related products and current expected credit losses, partially offset by an increase in net prepayment fee income on AFS MBS and an improvement in retrospective adjustment of the effective yields on mortgage loans.
Adjusted net interest income for this segment represented 36% and 60% of total adjusted net interest income for the third quarters of each 2022 and 2021, and 52% and 58% of total adjusted net interest income for first nine months of 2022 and 2021, respectively.
MBS Investments – The Bank’s MBS portfolio was $10.8 billion at September 30, 2022, compared with $13.0 billion at December 31, 2021. During the first nine months of 2022, the Bank’s MBS portfolio decreased as a result of $1.4 billion in principal repayments, a $1.0 billion decrease in basis adjustments, and $314 million of fair value losses, partially offset by $412 million in purchases. Average MBS investments were $10.9 billion in the third quarter of 2022, a decrease of $2.7 billion from $13.6 billion in the third quarter of 2021. Average MBS investments were $11.5 billion in the first nine months of 2022, a decrease of $2.7 billion from $14.1 billion in the first nine months of 2021. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at September 30, 2022, and December 31, 2021, are shown in the following table:

MBS: Interest Rate Payment Terms

(In millions)	September 30, 2022	December 31, 2021
Fair value of trading securities:
Adjustable rate	$1	$2
Total trading securities	$1	$2
Amortized cost of AFS securities:
Fixed rate	$7,490	$8,423
Adjustable rate	887	1,083
Total AFS securities	$8,377	$9,506
Amortized cost of HTM securities:
Fixed rate	$284	$403
Adjustable rate	2,148	2,808
Total HTM securities	$2,432	$3,211
Mortgage Loans – Mortgage loan balances decreased to $834 million at September 30, 2022, from $980 million at December 31, 2021, a decrease of $146 million. Average mortgage loans were $850 million in the third quarter of 2022, a decrease of $371 million from $1.2 billion in the third quarter of 2021. Average mortgage loans were $892 million in the first nine months of 2022, a decrease of $572 million from $1.5 billion in the first nine months of 2021.

At September 30, 2022, and December 31, 2021, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2021 Form 10-K. Mortgage loan balances at September 30, 2022, and December 31, 2021, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2022	December 31, 2021
MPF Plus	$88	$106
MPF Original	706	848
Subtotal	794	954
Unamortized premiums	43	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio	835	981
Less: Allowance for credit losses	(1)	(1)
Mortgage loans held for portfolio, net	$834	$980
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.4 billion to $11.7 billion at September 30, 2022, from $14.1 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $16.0 billion at September 30, 2022, of which $7.7 billion were associated with MBS and $8.3 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio. The notional amount of derivative instruments associated with the mortgage-related business totaled $15.6 billion at December 31, 2021, of which $8.0 billion were associated with MBS and $7.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio.
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business segment, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Segment Market Risk – Mortgage-Related Business.”

Interest Rate Exchange Agreements
A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps) and cap and floor agreements (collectively, interest rate exchange agreements) to manage its exposure to market risks inherent in its ordinary course of business, including its lending, investment, and funding activities. For more information on the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount, and the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Exchange Agreements” in the Bank’s 2021 Form 10-K.
Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivative Counterparties.”
Derivative Counterparties. The following table presents the concentration in derivatives with derivative counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2022, and December 31, 2021.

Concentration of Derivative Counterparties

(Dollars in millions)	September 30, 2022			December 31, 2021
Derivative Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount
Uncleared
Others	At least BBB	$26,456	21%	At least BBB	$18,381	29%
Subtotal uncleared		26,456	21		18,381	29
Cleared
LCH Ltd(2)
Morgan Stanley & Co. LLC	A	36,200	28	A	33,268	52
Goldman Sachs & Co. LLC	A	65,469	51	A	11,967	19
Subtotal cleared		101,669	79		45,235	71
Total		$128,125	100%		$63,616	100%
(1)The credit ratings used by the Bank are based on the lower of Moody’s Investors Service (Moody’s) or S&P Global Ratings (S&P) ratings.
(2)London Clearing House (LCH) Ltd is the Bank’s counterparty for all of its cleared swaps and was rated AA- with a Stable CreditWatch by S&P at September 30, 2022, and December 31, 2021. For purposes of clearing swaps with LCH Ltd, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC are the Bank’s clearing agents.

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
As of September 30, 2022, and December 31, 2021, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of September 30, 2022, and December 31, 2021, were within the tolerance levels provided by the Finance Agency guidance. The Bank had committed to the issuance of $3.2 billion in consolidated obligations at September 30, 2022. The Bank had no commitments to issue consolidated obligations at December 31, 2021.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2021 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2022, the Bank had no advance commitments and $19.7 billion in standby letters of credit outstanding. At December 31, 2021, the Bank had no advance commitments and $16.7 billion in standby letters of credit outstanding.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2022, and December 31, 2021.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	261	147	$73,223	$274,539	27%
4-6	61	32	12,924	28,879	45
7-10	4	2	15	44	34
Subtotal	326	181	86,162	303,462	28
Community development financial institutions (CDFIs)	7	6	78	139	56
Housing associates	2	1	31	103	30
Total	335	188	$86,271	$303,704	28%

December 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	260	127	$26,398	$213,172	12%
4-6	64	32	7,158	33,733	21
7-10	3	2	20	37	54
Subtotal	327	161	33,576	246,942	14
CDFIs	7	7	112	135	83
Housing associates	2	—	—	—	—
Total	336	168	$33,688	$247,077	14%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2022
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$2,185	$2,288
11% – 25%	9	18,297	22,558
26% – 50%	19	15,421	29,185
More than 50%	150	50,368	249,673
Total	188	$86,271	$303,704

December 31, 2021
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$467	$512
11% – 25%	8	895	1,079
26% – 50%	15	1,837	3,032
More than 50%	140	30,489	242,454
Total	168	$33,688	$247,077
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2022, and December 31, 2021.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2022		December 31, 2021
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$2,544	$2,299	$659	$631
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,510	3,972	4,192	3,978
Agency pools and collateralized mortgage obligations	40,235	32,938	17,571	16,553
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	84	53	4	3
PLRMBS – private label investment-grade-rated senior tranches	352	185	311	194
Municipal Bonds – investment-grade-rated	10	7	—	—
Term deposits with the Bank	6	6	18	18
Total	$47,741	$39,460	$22,755	$21,377
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
As of September 30, 2022, of the loan collateral pledged to the Bank, 15% was pledged by 21 institutions by specific identification, 55% was pledged by 113 institutions under a blanket lien with detailed reporting, and 30% was pledged by 131 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.

As of September 30, 2022, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 85% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 70% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2022, and December 31, 2021.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2022		December 31, 2021
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$245,730	$174,909	$175,319	$140,994
Second lien residential mortgage loans and home equity lines of credit	14,044	6,841	13,659	6,653
Multifamily mortgage loans	50,612	32,126	41,239	28,517
Commercial mortgage loans	82,251	49,604	73,750	48,394
Loan participations(1)	764	263	1,064	383
Small business, small farm, and small agribusiness loans	2,118	501	3,157	759
Other	3	—	—	—
Total	$395,522	$264,244	$308,188	$225,700
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2022, and December 31, 2021, the unpaid principal balance of these loans totaled $4.9 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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
The following table presents the Bank’s investment credit exposure at September 30, 2022, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
September 30, 2022
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$3,799	$—	$—	$—	$—	$3,799
MBS:
Other U.S. obligations – single-family	—	80	—	—	—	—	80
MBS – GSEs:
GSEs – single-family(2)	5	778	2	—	2	—	787
GSEs – multifamily	—	8,544	—	—	—	—	8,544
Total MBS – GSEs	5	9,322	2	—	2	—	9,331
PLRMBS	—	23	41	48	791	497	1,400
Total MBS	5	9,425	43	48	793	497	10,811
Total securities	5	13,224	43	48	793	497	14,610
Interest-bearing deposits	—	—	2,405	—	—	—	2,405
Securities purchased under agreements to resell	—	12,000	—	—	—	—	12,000
Federal funds sold	—	2,850	8,884	912	—	—	12,646
Total investments	$5	$28,074	$11,332	$960	$793	$497	$41,661
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at September 30, 2022, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
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
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2022, and December 31, 2021.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2022	December 31, 2021
Interest-bearing deposits	$2,405	$1,125
Federal funds sold	12,646	5,348
Total	$15,051	$6,473
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2022, and December 31, 2021.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2022, 63% of the

Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2022, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2022
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$4,313	$912	$5,225
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	4,663	912	5,575
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,646	—	1,646
Canada	2,100	1,646	—	3,746
Finland	750	—	—	750
Germany	—	1,020	—	1,020
Netherlands	—	1,514	—	1,514
United Kingdom	—	800	—	800
Total U.S. branches and agency offices of foreign commercial banks	2,850	6,626	—	9,476
Total unsecured credit exposure	$2,850	$11,289	$912	$15,051
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2022.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2022. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2022, the Bank’s MBS portfolio was 157% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
As of September 30, 2022, the Bank’s investment in MBS had gross unrealized losses totaling $91 million, $31 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2022, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to MBS with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate MBS by interest rate index and the unpaid principal balance of LIBOR-indexed MBS for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at September 30, 2022, and December 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate MBS by Interest Rate Index
(In millions)
Interest Rate Index	September 30, 2022	December 31, 2021
LIBOR(1)	$3,222	$4,110
Constant maturity Treasury	54	64
Total adjustable rate investment securities(2)	$3,276	$4,174

LIBOR-Indexed MBS by Redemption Term
(In millions)
Redemption Term	September 30, 2022	December 31, 2021
Due through June 30, 2023	$7	$12
Due thereafter(2)	3,215	4,098
Total LIBOR-Indexed investment securities	$3,222	$4,110
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
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2022.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearinghouse and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearinghouse exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearinghouse, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during the first nine months of 2022 and the first nine months of 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2022.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2022
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$432	$15	$(15)	$—	$—
A	8,226	326	(314)	—	12
BBB	38	—	—	—	—
Cleared derivatives(2)	101,669	24	21	335	380
Liability positions with credit exposure:
Uncleared derivatives
A	9,642	(286)	290	—	4
BBB	930	(59)	60	—	1
Total derivative positions with credit exposure to nonmember counterparties	120,937	$20	$42	$335	$397
Member institutions(3)	—	—	—	—	—
Total	120,937	$20	$42	$335	$397
Derivative positions without credit exposure	7,188
Total notional	$128,125

December 31, 2021
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,500	$9	$(9)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	42	(1)	1	—	—
Cleared derivatives(2)	45,235	(7)	15	252	260
Total derivative positions with credit exposure to nonmember counterparties	46,777	$1	$7	$252	$260
Derivative positions without credit exposure	16,839
Total notional	$63,616
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearinghouse, which was rated AA- with a Stable CreditWatch by S&P at September 30, 2022, and December 31, 2021.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at September 30, 2022, and December 31, 2021.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	September 30, 2022		December 31, 2021
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$44,953	$83,172	$25,846	$37,220
LIBOR	87	611	337	1,533
SOFR	82,704	43,399	35,887	22,526
Overnight Index Swap – Effective Federal Funds Rate	381	943	996	1,787
Total notional amount	$128,125	$128,125	$63,066	$63,066
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at September 30, 2022, and December 31, 2021. As of September 30, 2022, there were no interest rate caps and floors indexed to LIBOR. At December 31, 2021, interest rate caps and floors indexed to LIBOR totaled $550 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
(In millions)
September 30, 2022
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$—	$35	$45	$20
Terminates through June 30, 2023	52	—	304	20
Terminates thereafter(1)	—	—	222	—
Total Notional Amount	$52	$35	$571	$40

December 31, 2021
	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$210	$35	$517	$112
Terminates through June 30, 2023	52	—	309	23
Terminates thereafter(1)	40	—	562	10
Total Notional Amount	$302	$35	$1,388	$145
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
In the Bank’s 2021 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded before the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
There have been no significant changes in the judgments and assumptions made during the first nine months of 2022 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2021 Form 10-K and in “Item 1. Financial Statements – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Annual Designation of Member Director and Independent Director Positions. On June 1, 2022, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2023, the same allocation of positions as for 2022. In addition, the Finance Agency designated seven independent director positions for the Bank for 2023, the same number of positions as for 2022. The Arizona member director position, one of the California member director positions, and one of the independent director positions, all with current terms ending on December 31, 2022, will be filled through an election of the members located in Arizona (for the Arizona member director position), California (for the one California member director position), and an election of all members of the Bank (for the one independent director position). The elections will be held in the fourth quarter of 2022. The Arizona member director position, the one California member director position and the one independent director position will each have a four-year term that begins on January 1, 2023.
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2022.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2022	December 31, 2021
+200 basis-point change above current rates	–2.7%	–2.3%
+100 basis-point change above current rates	–1.3	–0.9
–100 basis-point change below current rates(2)	+1.2	+0.5
–200 basis-point change below current rates(2)	+2.2	+4.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2022, are comparable with the estimates as of December 31, 2021, with the exception of the declining rate scenarios. The increase in interest rates from yearend resulted in a larger absolute downward rate shocks for all term points. Compared to yearend, interest rates as of September 30, 2022, have increased ranging from 299 basis points for the one-month Treasury bill, 269 basis points for the five-year Treasury note, and 225 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 220% as of September 30, 2022.
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

Total Bank Duration Gap Analysis

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$108,507	1.8	$54,121	3.4
Liabilities	101,243	0.8	47,897	3.0
Net	$7,264	1.0	$6,224	0.4
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
Money market investments used for liquidity management generally have maturities of one month or less. In addition, to increase the Bank’s liquidity position, the Bank invests in Treasury securities, generally with terms up to four years. These fixed rate investments are swapped to variable rate investments.
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through its investment in low-risk assets and selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2022, was $11.6 billion, including $10.8 billion in MBS and $835 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2021, was $14.0 billion, including $13.0 billion in MBS and $981 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $10.2 billion, or 88%, of MBS and mortgage loans at September 30, 2022, and $12.2 billion, or 87%, of MBS and mortgage loans at December 31, 2021. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.4 billion, or 12%, of MBS and mortgage loans, at September 30, 2022, and $1.8 billion, or 13%, of MBS and mortgage loans at December 31, 2021.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2022, and December 31, 2021.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2022	2021
+200 basis-point change	–0.8%	–0.5%
+100 basis-point change	–0.4	–0.1
–100 basis-point change(2)	+0.3	–0.2
–200 basis-point change(2)	+0.4	+2.6
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2021, to September 30, 2022, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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
Internal Control Over Financial Reporting
During the three months ended September 30, 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Part I. Item 1A. Risk Factors” in the Bank’s 2021 Form 10-K. In addition, reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2022.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)