Form 10-K
period 2022-12-31
Federal Home Loan Bank of San Francisco
filed 2023-03-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2022, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $2,759 million. At February 28, 2023, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 39,420,371.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2022 Annual Report on Form 10-K

PART I

ITEM 1.    BUSINESS
At the Federal Home Loan Bank of San Francisco (Bank or we), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity and interest rate risk so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.
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

As of December 31, 2022, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	132	$2,512	72	$71,704
Savings institutions	8	69	4	605
Credit unions	155	1,037	93	16,216
Industrial loan companies	2	1	1	20
Insurance companies	26	132	9	1,210
Community development financial institutions	7	7	6	100
Total member institutions	330	3,758	185	89,855
Housing associates eligible to borrow	—	—	1	95
Other nonmember institutions(1)	3	5	3	167
Total	333	$3,763	189	$90,117
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
We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times regulatory capital, which is composed of retained earnings and capital stock, including mandatorily redeemable capital stock. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these MBS investments and mortgage loans provide us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk. We consider the Finance Agency’s core mission achievement guidance when making investment decisions. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which is calculated as the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations less the average par balance of our U.S. Treasury security obligations with a maturity no greater than ten years. The Finance Agency’s expectation is that each FHLBank’s core mission asset ratio is at least 70% or higher. Our core mission asset ratio was 69.6% and 64.4% for the years ended December 31, 2022 and 2021, respectively.
Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their borrowings, and it contracts when we repurchase excess stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess stock. Information regarding our dividends and the repurchase of excess stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
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
Our credit products also help members and housing associates with their asset-liability management. Members and housing associates can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member's or housing associate’s option on a fixed and floating rate basis, which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans in the member's portfolio.
We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index. Customized advances may include:
•advances with non-standard indices;
•advances with embedded option features (such as call and put options);
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

Housing and Community Investment Programs
FHLBank San Francisco offers grant and credit programs and other resources that promote homeownership, expand access to quality affordable housing, boost economic development, seed or sustain small businesses, and revitalize communities. Our members use our community program grants and discounted credit products to help:
•Create or preserve quality affordable housing for lower-income families and individuals, many with special needs;
•Facilitate sustainable and equitable homeownership for low- to moderate-income families and individuals;
•Deliver skill-building educational programs and life-enhancing social services to underserved communities;
•Support innovative targeted jobs programs and entrepreneurship; and
•Assist local nonprofits and small businesses and advance community-based economic development objectives.
Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we set aside 10% of our current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.3 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 147,700 housing units.
We allocate at least 65% of our annual AHP subsidy to our competitive AHP General Fund, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in an annual competitive process. All subsidies for the AHP General Fund are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.
We allocate the remainder of our annual AHP subsidy, up to 35%, to our homeownership set-aside program. Under this program, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of our board of directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training, or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2022, we awarded $1.5 million in AHEAD Program grants, and since 2004, we have awarded $22.0 million in AHEAD program grants.
Empowering Black Homeownership (EBH). In 2021, the Bank’s board of directors approved $1.0 million matching grant program designed to narrow the Black homeownership gap by expanding access to expert housing counseling services. EBH was established to address the historical and continuing racial discrimination in homeownership and expand the capacity of Department of Housing and Urban Development (HUD)-approved housing counseling agencies (HCAs) to serve more aspiring and at-risk homeowners in communities of color. EBH applications were submitted by members working with these agencies, and awards were based on the eligibility and evaluation of the applications. In 2022, the Bank disbursed $1.0 million for 41 EBH grants to 14 members that had made donations to 22 HCAs, for a total of $2.2 million in support for HCAs in Arizona, California, and Nevada.
Nevada Capacity Building Program. In 2022, the Bank’s board of directors approved a $500 thousand grant to the Nevada Housing Coalition (NHC) to build capacity for affordable housing development in Nevada. The funds were used to improve development resources in the state, grow its affordable housing ecosystem, and better position Nevada to secure and deploy affordable housing dollars from a variety of existing and new sources. Capacity building efforts will include delivering critical training to practitioners on the nuances of securing and applying for affordable housing dollars, increasing the state’s affordable housing project pipeline, and ultimately ensuring more housing options for all Nevadans. In 2022, the Bank disbursed $500 thousand to NHC.

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
Our status as a GSE is critical to maintaining access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2022, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and Moody’s rated them Aaa/P-1. As of December 31, 2022, S&P assigned each of the FHLBanks a long-term credit rating of AA+ with a stable outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
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
The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion of related income, which is a result of improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less the provision for credit losses on mortgage loans and MBS.
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
Dividends and Retained Earnings. Our Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes our capital management principles and objectives, as well as its policies and practices with respect to retained earnings, dividend payments, and the repurchase of excess stock.
As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by our board of directors. The board of directors may amend the Framework from time to time. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of our board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. Our historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. Our Framework may be revised or eliminated in the future, and there can be no assurance as to future dividends.
In accordance with the Framework, we retain certain amounts in restricted retained earnings, which are not made available for dividends in the current dividend period, and maintain an amount of total retained earnings at least equal to the required retained earnings as described in the Framework. We may be restricted from paying dividends if the Bank is not in compliance with any of our minimum capital requirements or if payment would cause the Bank to fail to meet any of our minimum capital requirements. In addition, we may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if we fail to satisfy certain liquidity requirements under applicable regulations. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”
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
Retained Earnings – Our Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to our required retained earnings as described in the Framework. The methodology may be revised from time to time, and the level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. The required level of total retained earnings was $2.6 billion and $1.5 billion at December 31, 2022, and December 31, 2021, respectively. In July 2022, the required level of retained earnings was increased from $1.7 billion to $2.6 billion. In January 2023, the required level of retained earnings was increased from $2.6 billion to $2.7 billion. Our retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
We satisfy our retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to reclassify an amount equal to 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. The JCE Agreement also provides that amounts in restricted retained earnings in excess of 150% of our restricted retained earnings minimum (i.e., 1% of our total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.
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
Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, ability to fund advances through the issuance of consolidated obligations at competitive rates, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members' specific requests on a timely basis, capital stock requirements, retained earnings policy, excess stock repurchase policies, and dividends.
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
Workforce Profile – Our workforce is primarily comprised of corporate employees, with our principal operations centralized in one location. As of December 31, 2022, we had 297 employees. As of December 31, 2022, approximately 46.0% of our workforce identify as female, 53.0% identify as male, and 1.0% declined to state a gender. Approximately 68.0% of our workforce identify as an ethnic minority, and 1.0% declined to state an ethnicity. As of December 31, 2022, the average tenure of our employees was 8.4 years. Our overall turnover rate for 2022 was 14.8%. We strive to both develop talent within the organization and to supplement our talent pool with external hires. We believe that developing internal talent results in institutional strength and continuity and promotes engagement and commitment among our employees, which advances and broadens the overall success of the organization. Attracting new talent contributes to fresh perspectives, new ideas, continuous improvement, and our goal of supporting a diverse and inclusive workforce. There are no collective bargaining agreements with our employees.
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
Diversity, Equity, and Inclusion Program – Diversity, Equity, and Inclusion (DEI) is a strategic business priority for the Bank. Our Chief Diversity Officer is a member of the senior management team, reports to the President and Chief Executive Officer, and serves as a liaison to the board of directors. Equity is embedded in the Bank’s workforce management and business activities. We recognize that diversity increases our capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees, facilitates a sense of belonging, and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI Strategic Plan that includes quantifiable metrics to measure its success, and we report regularly on these metrics to management and the board of directors. Additionally, we offer a range of opportunities for our employees to connect and grow personally and professionally through our Enterprise Diversity Committee, Workforce DEI Plan, and employee resource groups. We consider learning an important component of our DEI Strategic Plan and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual performance management process.
Available Information
The SEC maintains a website at www.sec.gov that contains all electronically filed or furnished SEC reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments. On our website at www.fhlbsf.com, we provide a link to the page on the SEC website that lists all of these reports. In addition, we provide direct links from our website to our annual report on Form 10-K and our quarterly reports on Form 10-Q on the SEC website as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC. (Note: The website addresses of the SEC and the Bank have been included as inactive textual references only. Information on those websites is not part of this report.) The Bank is exempt from certain SEC statutes and regulations and the filing of certain reports with the SEC, including proxy statements, otherwise required by public companies whose securities are registered with the SEC.

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
Natural disasters, widespread public health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Russia and Ukraine), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. While it is difficult to predict the future demand for advances, advances may remain at reduced levels or decline further if the level of liquidity in the financial markets and deposit levels at members remain elevated or if another economic downturn occurs. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.
In particular, the COVID-19 pandemic and related developments that have lingered continue to have negative effects on the economy and may continue to disrupt the financial and credit markets in which the Bank operates and adversely affect our operations and business activities. Despite improvements in the overall U.S. economy since the effects of the COVID-19 pandemic, uncertainty remains around the pace of the recovery going forward, given concerns about virus resurgence from variants, vaccine distribution and vaccination rates, inflation, and supply chain disruptions. In addition, because of changing economic and market conditions affecting our investments, we may be required to recognize further impairments on securities held, which may result in additional provision for credit losses or write-downs on private label residential mortgage-backed securities (PLRMBS) or reduced comprehensive income, depending on the classification of the investment. A prolonged COVID-19 pandemic may continue to have adverse effects on our profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 pandemic may adversely affect our access to the debt markets and potentially affect our liquidity. Our decision to have all employees work remotely certain days of the week in accordance with the Bank’s hybrid schedule may create additional cyber-security risks and operational challenges that could affect our ability to conduct business or increase the risk of operational incidents and errors. In addition, we rely on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a significant failure or interruption to their business because of the COVID-19 pandemic, we may be unable to effectively conduct and manage our business.
Market uncertainty and volatility may adversely affect our business, profitability, or results of operations.
Adverse and volatile conditions in the housing, mortgage, and financial markets could result in a decrease in the availability of credit and liquidity within the mortgage industry, causing disruptions in the operations of mortgage originators, including some of our members. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should economic conditions significantly deteriorate.
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
Changes in interest rates could adversely affect our financial condition, results of operations, member demand for advances, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be significantly more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, our ability to pay dividends or redeem or repurchase capital stock, or investor demand for consolidated obligations. During 2022 the U.S. economy continued to experience rising interest rates. The impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayments, with the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase. The Federal Reserve Bank’s policies directly and indirectly influence interest rates on the Bank’s assets and liabilities and could adversely affect the demand for advances and therefore adversely impact the Bank’s financial condition and results of operations. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession.

Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate to the Secured Overnight Financing Rate could adversely affect our business, financial condition, and results of operations.
Financial services regulators and industry groups, including the United Kingdom's Financial Conduct Authority (FCA), the Alternative Reference Rates Committee (ARRC), and the International Swaps and Derivatives Association have evaluated and are continuing the phase-out of LIBOR as a benchmark interest rate. The ARRC has settled on the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018.
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
We have developed and are implementing a LIBOR Phase Out Transition Plan, to address potential LIBOR exposure, fallback language, operational and system preparedness, balance sheet management, and other related issues. Given the large volume of LIBOR-based mortgages and other LIBOR-based financial instruments in the marketplace, the ARRC has recommended spread adjustments to the replacement floating rates meant to minimize the difference between LIBOR and SOFR. Whether the net impact will be positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage the transition away from LIBOR in the markets, and corresponding adjustments to our systems, could be disruptive. We are planning for our LIBOR-indexed mortgage investments to convert to SOFR. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal, or reputational risks. The impact of LIBOR transition on our business, financial condition, and results of operations cannot be fully ascertained at this time.
Our exposure to credit risk could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We assume secured and unsecured credit risk associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to certain institutions and their affiliates. Significant credit losses or heightened focus on our credit exposure to individual members due to market events could have an adverse effect on our financial condition, reputation, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with unsecured investment counterparties, derivative counterparties, custodians, mortgage servicers that service the loans we hold as collateral for advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)
Insufficient collateral protection could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We require that all outstanding advances be fully collateralized by eligible collateral types mostly with a nexus to housing. In addition, for mortgage loans that we purchase under the MPF Program, we require that the participating financial institutions fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by borrowers and participating financial institutions and assign borrowing capacities to the collateral based on the risks associated with each type of collateral. If we have insufficient collateral before or after an event of payment default by the borrower, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a borrower, we could experience a credit loss on advances, which could adversely affect our financial condition, reputation, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.
FHLBank System consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P Global Ratings and Aaa/P-1 with a stable outlook by Moody’s Investors Service. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. For example, downgrades to the U.S. sovereign credit rating or outlook may occur if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limits (which was most recently reached in January 2023). Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Under certain extreme stress conditions, we may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.
We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or having to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Under certain extreme stress conditions, our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Strategic Execution Risks
Limitations on the payment of dividends and repurchase of excess stock may adversely affect the attractiveness of our business model to members.
Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in our capital stock. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital as our member base and our members’ credit needs change. In addition, we manage our retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business or in the event of significant Bank financial distress. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess stock. Limitations on the payment of dividends and the repurchase of excess stock may diminish the value of membership from the perspective of a member.
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
The FHLBanks also compete with the U.S. Treasury, Federal Reserve, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Lowering advances pricing to our members may affect earnings.
A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the dividends on our capital stock.
We may increase our activity-based stock requirement in the future.

Under our capital plan, we have the authority to increase stock requirements within established ranges. Depending upon the size of our balance sheet, advance business growth potential, our regulatory capital level, and other considerations, we may increase activity-based stock requirements (i.e., the capital stock required to be owned by our members under our capital plan to support business activity with the Bank). Such increases would require members with activity-based stock outstanding to purchase additional stock in connection with their existing business. Members also would be required to purchase the new higher level of activity-based stock in connection with new business. Higher stock levels may also lead to lower return on capital stock in the future. Finally, higher activity-based stock requirements would increase the level of advances we could support while exceeding our regulatory capital requirements.
For more information on the Bank’s capital plan and activity-based stock, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Capital,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”
We have a high concentration of advances and capital with certain institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
We have a high concentration of advances and capital with certain institutions and their affiliates. All of the institutions may prepay or repay advances as they come due. If no other advances or investments are made to replace the prepaid and repaid advances of these institutions, it would result in a significant reduction of our total assets. Mergers and acquisitions have been announced involving certain of the Bank’s members, including some of the Bank’s largest borrowers. If other advances are not made to replace the advances of these members, the Bank’s total advances may be significantly reduced. The reduction in advances could result in a reduction of capital as the Bank repurchases the resulting excess stock, at our discretion, or redeems the excess stock after the expiration of the relevant five-year redemption period. Such a reduction in assets and capital could reduce our net income.
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
The primary source of the Bank’s earnings is interest income, which includes the net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses. At the time these securities mature, the Bank may not be able to replace these securities with other mortgage-backed securities with the same or better yields, or be limited in the purchase of other mortgage-backed securities due to, among other things, regulatory guidance on the Bank’s core mission assets.
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
We rely heavily on our information systems, technology vendors, and third parties to conduct and manage our business. If we or one of our critical vendors experience a failure, interruption, or security breach in any information systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively. In addition, such a failure, interruption, or security breach could result in significant losses, a loss of personal and confidential information, or reputational damage. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while we are in the process of implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, swiftly and adequately address, or otherwise mitigate the negative effects of any failure, interruption, or breach. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We may fail to identify and manage risks related to a variety of aspects of our business, including operational risk, legal and compliance risk, interest-rate risk, liquidity risk, market risk, and credit risk.
We have adopted policies, procedures, and controls, and use systems and technology, and have an elaborate risk governance framework, designed to aid in monitoring and managing these risks. However, we cannot provide complete assurance that these controls, procedures, policies, systems, technology, and risk governance framework, are adequate to identify and manage all the risks inherent in the Bank’s business, including, for example, risks that arise as a result of changes in the business. Failed or inadequate controls, risk management practices, systems, and technology, and failure to adhere to applicable policies and procedures, and the overall risk governance framework, could have an adverse effect on our financial condition and results of operations.

The inability to attract and retain skilled key personnel could adversely affect the business, workforce, and operations of the Bank.
We rely on key personnel and a competent workforce to manage our business and conduct our operations. Competition for key skilled personnel has been intense within the financial services industry and businesses outside the financial services industry, including the technology sector. The Bank experienced higher employee turnover and increased competition in hiring and retaining key skilled personnel in 2022, as the ongoing COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. In addition, increased remote-working opportunities have also increased competition in hiring and retaining skilled key personnel. Failure to attract and retain key skilled personnel, or to develop and implement an effective succession plan, could adversely affect the business and operations of the Bank.
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
Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period, subject to certain conditions. Capital stock may become subject to redemption following a five-year redemption period after a member provides a written redemption notice to the Bank; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity. Only capital stock that is not required to meet the membership capital stock requirement of a member or nonmember shareholder or to support a member or nonmember shareholder's outstanding activity with the Bank (excess stock) may be redeemed at the end of the redemption period. In addition, we may elect to repurchase some or all of the excess stock of a shareholder at any time at our sole discretion.
There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess stock. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements or cause the shareholder to fail to maintain its minimum investment requirement, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess stock to another member or nonmember shareholder at any time.
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
We are affected by federal and state laws and regulations that could change or be applied in a manner detrimental to our operations, or to the ability or motivation to invest in the Bank or use our products and services.
The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. From time to time, Congress has amended the FHLBank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or states and regulations or policies implemented by the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business, or affect our members’ ability or motivation to acquire or own our capital stock or use of our products and services. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.
Changes in statutory or regulatory requirements or policies, or in their application, could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, additional contributions to the Bank’s AHP, membership base, membership eligibility, our members’ access to our products and services (including whether a member meets required tangible capital levels to access advances), and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, events other than another FHLBank’s default on a consolidated obligation can affect us. Events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that one FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If we were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
In 2022, the Finance Agency initiated a comprehensive review of the FHLBank System. This review is expected to culminate with a written report from the Finance Agency. The expected report may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority. For more details on this Finance Agency review, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Finance Agency’s Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future.”

At this time, we cannot predict what actions will ultimately result from this initiative or the extent of any changes to the FHLBank System or the Bank, or the ultimate impact on the FHLBanks or the Bank in the future. Potential changes resulting from this initiative, including those relating to the FHLBanks’ fulfillment of their mission, membership requirements, and requirements relating to affordable housing contributions and support for community investment, will likely impact our business and operations, which may impact our financial condition.
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
Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Geopolitical instability or conflicts (including the ongoing hostilities in Russia and Ukraine), trade disruptions, or a sustained capital market correction could weaken consumer and business confidence and depress personal consumption, employment rates, and business investment. These factors could, in turn, adversely affect overall economic and housing market conditions. If economic and housing market conditions deteriorate, our business and results of operations could be adversely affected. During 2022, the U.S. economy continued to experience inflation. Prolonged inflation may adversely affect overall economic conditions, and in turn result in adverse consequences to the Bank or member business and impact the Bank’s financial condition, results of operation, or ability to pay dividends. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession.
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
At the Bank’s discretion and at any time, the Bank may repurchase shares held by a member in excess of the member’s required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess stock. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends. For information on the Bank’s policies and practices with respect to dividend payments, see “Part I. Financial Information, Item 1. Business – Capital – Dividends and Retained Earnings,” which is herein incorporated by reference.
The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.” At February 28, 2023, the Bank had 37,621,520 shares of Class B stock held by 328 members and 1,798,851 shares of Class B stock held by 4 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock.
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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including inflation and rising interest rates, and conditions in the mortgage, housing, and capital markets;
•the volatility of market prices, rates, and indices;
•the timing and volume of market activity;
•natural disasters, pandemics or other widespread public health emergencies, terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Russia and Ukraine), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
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
•changes in the Bank’s capital stock requirements;
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
Overview
Net income for 2022 was $323 million, compared with net income of $287 million for 2021. The $36 million increase in net income was primarily attributable to an increase in net interest income of $45 million and a change in other income/(loss) of $19 million, partially offset by an increase of $21 million in the Bank’s provision for credit losses.
The $45 million increase in net interest income for 2022 was primarily attributable to higher yields on growing average balances of advances and investments (primarily Federal funds sold), which was partially offset by higher funding levels with higher interest costs and a decrease in net gains on designated fair value hedges.

The $19 million change in other income/(loss) for 2022 was primarily driven by $28 million in settlement proceeds received in 2022 from the final resolution of putback litigation, to which the Bank was not a party, involving three private-label residential mortgage-backed securities’ (PLRMBS) trusts, including one trust in which the Bank owns a certificate.
The increase of $21 million in the provision for credit losses for 2022 was largely attributable to declines in the fair values and the present value of expected cash flows of certain PLRMBS.
At December 31, 2022, total assets were $121.1 billion, an increase of $67.0 billion from $54.1 billion at December 31, 2021. Advances increased to $89.4 billion at December 31, 2022, from $17.0 billion at December 31, 2021, an increase of $72.4 billion, as member demand for primarily short-term advances increased. Total investments decreased by $5.5 billion, to $30.3 billion at December 31, 2022, from $35.8 billion at December 31, 2021. The decrease in investments primarily reflected declines of $8.5 billion in securities purchased under agreements to resell and $2.2 billion in mortgage-backed securities, which was partially offset by increases of $3.3 billion in U.S. Treasury securities and $2.6 billion in interest-bearing deposits to support the Bank’s liquidity requirements.
As of December 31, 2022, the Bank complied with all regulatory capital requirements. The Bank exceeded its risk-based capital requirement of $898 million with $7.8 billion in permanent capital and exceeded the 4.0% regulatory requirement with a regulatory capital ratio of 6.4% at December 31, 2022. The decline in the regulatory capital ratio from 10.9% at December 31, 2021, was mainly attributable to an increase in total assets. Total retained earnings increased to $4.0 billion as of December 31, 2022, from $3.8 billion at yearend 2021.
On February 22, 2023, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2022 at an annualized rate of 7.00%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The quarterly dividend will total $63 million, and the Bank expects to pay the dividend on March 10, 2023.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
During 2022, the U.S. economy continued to experience inflation and interest rates began rising. Prolonged inflation may adversely affect overall economic conditions, and, in turn, result in adverse consequences for the Bank or Bank members’ businesses and impact the Bank’s financial condition, results of operation, or ability to pay dividends.

Additionally, the level and volatility of interest rates affect, among other things, member demand for advances. For other risks and uncertainties that the Bank faces, see “Item 1A. Risk Factors.”
Results of Operations
Selected Financial Data and Financial Ratios

	2022	2021	2020
Selected Other Data for the Year
Net Interest Margin(1)	0.66%	0.91%	0.54%
Return on Average Assets	0.37	0.49	0.36
Return on Average Equity	4.67	4.46	5.32
Annualized Dividend Rate	6.30	5.74	5.53
Dividend Payout Ratio(2)	50.17	46.95	47.39
Average Equity to Average Assets Ratio	8.02	11.00	6.69
Selected Other Data at Yearend
Regulatory Capital Ratio(3)	6.41	10.89	8.69
Duration Gap (in months)	0.9	0.4	1.3
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
Comparison of 2022 and 2021
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for 2022 and 2021, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$2,319	$55	2.37%	$1,194	$2	0.14%
Securities purchased under agreements to resell	5,857	117	2.00	1,437	1	0.07
Federal funds sold	11,384	214	1.88	6,417	5	0.08
Trading securities:
MBS	1	—	2.04	2	—	2.19
Other investments	12	—	2.04	2,943	61	2.08
AFS securities:(1)
MBS(2)(3)(4)	8,686	343	3.95	9,861	216	2.19
Other investments(3)	2,539	65	2.56	1,766	4	0.22
HTM securities:
MBS	2,647	56	2.09	3,957	43	1.09
Mortgage loans held for portfolio(5)	875	46	5.21	1,361	42	3.10
Advances(3)(6)	51,527	1,226	2.38	28,492	224	0.79
Loans to other FHLBanks	9	—	1.48	—	—	—
Total interest-earning assets	85,856	2,122	2.47	57,430	598	1.04
Other assets(7)	436	—		941	—
Total Assets	$86,292	$2,122		$58,371	$598
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$34,086	$715	2.10%	$29,085	$62	0.21%
Discount notes	43,531	821	1.89	21,262	13	0.06
Deposits and other borrowings	1,114	18	1.61	1,089	1	0.08
Mandatorily redeemable capital stock	5	—	6.57	4	—	5.38
Borrowings from other FHLBanks	56	1	2.01	—	—	0.07
Total interest-bearing liabilities	78,792	1,555	1.97	51,440	76	0.15
Other liabilities(7)	577	—		508	—
Total Liabilities	79,369	1,555		51,948	76
Total Capital	6,923	—		6,422	—
Total Liabilities and Capital	$86,292	$1,555		$58,370	$76
Net Interest Income		$567			$522
Net Interest Spread(8)			0.50%			0.89%
Net Interest Margin(9)			0.66%			0.91%
Interest-earning Assets/Interest-bearing Liabilities	108.97%			111.64%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $36 million and $51 million for 2022 and 2021, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(27)	$(105)	$—	$(132)
Net gain/(loss) on derivatives and hedged items	(20)	(5)	6	(19)
Net interest settlements on derivatives	57	65	(100)	22
Total net interest income/(expense)	$10	$(45)	$(94)	$(129)

	2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(22)	$(108)	$—	$(130)
Net gain/(loss) on derivatives and hedged items	2	11	—	13
Net interest settlements on derivatives	(195)	(76)	65	(206)
Total net interest income/(expense)	$(215)	$(173)	$65	$(323)
(4)Interest income includes net prepayment fees received on AFS MBS of $24 million and $2 million 2022 and 2021, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $22 million and $16 million for 2022 and 2021, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(8) million and $(23) million for 2022 and 2021, respectively.
(6)Interest income includes net prepayment fees on advances of $(9) million and $31 million for 2022 and 2021, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in 2022 was $567 million, a 9% increase from $522 million in 2021. The following table details the changes in interest income and interest expense for 2022 compared to 2021. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2022 Compared to 2021

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$53	$3	$50
Securities purchased under agreements to resell	116	12	104
Federal funds sold	209	7	202
Trading securities: Other investments	(61)	(60)	(1)
AFS securities:
MBS(2)	127	(28)	155
Other investments(2)	61	2	59
HTM securities: MBS	13	(18)	31
Mortgage loans held for portfolio	4	(19)	23
Advances(2)	1,002	286	716
Total interest-earning assets	1,524	185	1,339
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	653	12	641
Discount notes	808	28	780
Deposits and other borrowings	17	—	17
Borrowings from other FHLBanks	1	1	—
Total interest-bearing liabilities	1,479	41	1,438
Net interest income	$45	$144	$(99)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 66 basis points for 2022, 25 basis points lower than the net interest margin for 2021, which was 91 basis points. The net interest spread was 50 basis points for 2022, 39 basis points lower than the net interest spread for 2021, which was 89 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels and costs, which were offset by higher yields on interest-earning assets that primarily resulted from higher interest rates on growing advance balances.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for 2022 and 2021.

Other Income/(Loss)

(In millions)	2022	2021
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$—	$(57)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(65)	(54)
Net gain/(loss) on derivatives	(9)	37
Private-label residential mortgage-backed securities trust settlement	28	—
Standby letters of credit fees	17	16
Other, net	(2)	8
Total Other Income/(Loss)	$(31)	$(50)
(1)The net gain/(loss) on trading securities that were economically hedged totaled a de minimis amount and $(57) million for 2022 and 2021, respectively.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for 2022 and 2021.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2022	2021
Advances	$(119)	$(62)
Consolidated obligation bonds	54	8
Total	$(65)	$(54)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for 2022 and 2021.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2022 Compared to 2021

(In millions)	2022			2021
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$104	$(14)	$90	$90	$(38)	$52
Not elected for fair value option	30	23	53	(8)	5	(3)
Consolidated obligation bonds:
Elected for fair value option	(50)	(14)	(64)	(5)	1	(4)
Not elected for fair value option	(57)	(9)	(66)	(11)	3	(8)
Consolidated obligation discount notes:
Not elected for fair value option	3	(28)	(25)	3	(2)	1
MBS:
Not elected for fair value option	4	—	4	—	—	—
Non-MBS investments:
Not elected for fair value option	—	—	—	39	(40)	(1)
Price alignment amount(1)	(1)	—	(1)	—	—	—
Total	$33	$(42)	$(9)	$108	$(71)	$37
(1) This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During 2022, net losses on derivatives totaled $9 million compared to net gains of $37 million in 2021. These amounts included expense of $42 million and expense of $71 million resulting from net settlements on derivative instruments used in economic hedges in 2022 and 2021, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The Bank cannot predict the ongoing impact of these valuation adjustments and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. In the first quarter of 2022, as a result of the distribution of the settlement proceeds to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income in 2022. The Bank recorded no settlement proceeds in 2021.
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
To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $355 million and $201 million for their AHPs in 2022 and 2021, respectively, and there was no AHP shortfall in either of those years.
The Bank’s total AHP assessments equaled $36 million in 2022 and $32 million in 2021.
Return on Average Equity. ROE was 4.67% for 2022, compared to 4.46% for 2021. The increase reflected higher net income for 2022, which increased 13% to $323 million in 2022 from $287 million in 2021, which was partially offset by an increase in average equity to $6.9 billion in 2022 from $6.4 billion in 2021.
Dividends and Retained Earnings. In 2022, the Bank paid dividends at an annualized rate of 6.30%, totaling $161 million, including $161 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In 2021, the Bank paid dividends at an annualized rate of 5.74%, totaling $135 million, including $135 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
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
For a comparison of 2021 and 2020 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2021 Form 10-K.

Financial Condition
Total assets were $121.1 billion at December 31, 2022, compared to $54.1 billion at December 31, 2021. Advances increased by $72.4 billion, or 425%, to $89.4 billion at December 31, 2022, from $17.0 billion at December 31, 2021. Average total assets were $86.3 billion for 2022, a 48% increase from $58.4 billion for 2021. Average advances were $51.5 billion for 2022, an 81% increase from $28.5 billion for 2021. Average MBS investments were $11.3 billion for 2022, an 18% decrease from $13.8 billion for 2021.
Advances outstanding at December 31, 2022, included net unrealized losses of $717 million, of which $670 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $47 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2021, included net unrealized gains of $169 million, of which $103 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2021, to December 31, 2022, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $113.3 billion at December 31, 2022, an increase of $65.4 billion from $47.9 billion at December 31, 2021, primarily reflecting a $65.0 billion increase in consolidated obligations outstanding to $111.7 billion at December 31, 2022, from $46.7 billion at December 31, 2021. Average total liabilities were $79.4 billion for 2022, a 53% increase compared to $51.9 billion for 2021. Average consolidated obligations were $77.6 billion for 2022 and $50.3 billion for 2021.

Consolidated obligations outstanding at December 31, 2022, included net unrealized gains of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $52 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2021, included net unrealized gains of $139 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $6 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2021, to December 31, 2022, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at December 31, 2022, and $652.9 billion at December 31, 2021.
Credit Ratings. On July 14, 2022, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. The outlook for all ratings remained stable.
On January 28, 2022, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System. The outlook for all ratings remained stable.
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
Deposit Liabilities. All Bank deposits are uninsured. The average balances of interest-bearing demand and overnight deposits were $817 million, $925 million, and $799 million, and the weighted average interest rates paid on demand and overnight deposits were 1.38%, 0.01%, and 0.16% during the years ended December 31, 2022, 2021, and 2020, respectively. The average balances of term deposits were $32 million, $25 million, and $14 million, and the weighted average interest rates paid on term deposits were 2.86%, 0.01%, and 0.02% during the years ended December 31, 2022, 2021, and 2020, respectively.
Term deposits totaling a de minimis amount and $18 million at December 31, 2022 and 2021, respectively, mature in three months or less.
LIBOR Transition. Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors.” Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR and promotes the use of robust benchmarks, like SOFR, in the Bank’s financial activities. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business

Development Committee is responsible for advance product development to facilitate Bank members’ transition from LIBOR to an alternative index.
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
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. On a nationwide basis, the legislation provides a statutory fallback mechanism to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, including any applicable tenor spread adjustment, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions. On December 16, 2022, the Federal Reserve Board finalized rules to implement the Adjustable Interest Rate (LIBOR) Act by identifying specific benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule provides default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The final rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The final rule defines covered GSE contracts to include FHLBank advances and will become effective 30 days after publication in the Federal Register.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at December 31, 2022 and 2021.

LIBOR-Indexed Financial Instruments

December 31, 2022
(In millions)	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Unpaid principal balance of MBS by contractual maturity(1)	$5	$2,953	$2,958
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	303	182	485
Uncleared	19	—	19
Total	$327	$3,135	$3,462

Notional amount of pay leg LIBOR interest rate swaps by termination date - Cleared	$50	$5	$55

December 31, 2021
(In millions)	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Par value of advances by redemption term	$250	$—	$10	$260
Unpaid principal balance of MBS by contractual maturity(1)	—	12	4,098	4,110
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	517	309	562	1,388
Uncleared	112	23	10	145
Total	$879	$344	$4,680	$5,903

Notional amount of pay leg LIBOR interest rate swaps by termination date
Cleared	$210	$52	$40	$302
Uncleared	35	—	—	35
Total	$245	$52	$40	$337
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
As of December 31, 2022, there were no interest rate caps and floors indexed to LIBOR. At December 31, 2021, interest rate caps and floors indexed to LIBOR totaled $550 million.
All adjustable rate consolidated obligation bonds are indexed to SOFR, totaling $49.0 billion at December 31, 2022, and $5.6 billion at December 31, 2021.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $69.2 billion to $109.3 billion (90% of total assets) at December 31, 2022, from $40.1 billion (74% of total assets) at December 31, 2021.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $292 million in 2022, an increase of $94 million, or 47%, compared to $198 million in 2021. This increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products, partially offset by a decrease of $40 million in net advance prepayment fee income.
Adjusted net interest income for this segment represented 56% and 43% of total adjusted net interest income for 2022 and 2021, respectively.
Advances – The par value of advances outstanding increased by $73.2 billion, or 434%, to $90.1 billion at December 31, 2022, from $16.9 billion at December 31, 2021. Average advances outstanding were $51.5 billion for 2022, an 81% increase from $28.5 billion for 2021. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, yearend balances may vary significantly from average balances for the year.
The Bank had a high concentration of advances and capital with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates increased by $53.2 billion to $63.9 billion, or 71% of total advances outstanding at December 31, 2022, from $10.7 billion, or 63% of total advances outstanding at December 31, 2021. (See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for further information.) Silicon Valley Bank is the Bank’s largest borrower and held $15.0 billion, or 17% of the Bank’s advances outstanding at December 31, 2022. Silicon Valley Bank had no advances outstanding at December 31, 2021.
Several acquisitions involving large regional financial institutions in the Bank’s district have been announced or completed, potentially reducing the opportunity to grow advances, for advances to be prepaid or renewed when due, or to replace the advances from these large regional financial institutions with other advances. On December 20, 2021, it was announced that BMO Harris, a nonmember, entered into an agreement to acquire Bank of the West, and on February 1, 2023, BMO Harris announced its completion of this acquisition. Bank of the West held $4.3 billion of the Bank’s total advances at December 31, 2022. This advances balance may be reduced in subsequent quarters. Bank of the West held no advances at the Bank at December 31, 2021. On October 19, 2022, it was

announced that U.S. Bancorp, a nonmember, received all regulatory approvals to acquire MUFG Union Bank, National Association (Union Bank), and on December 1, 2022, U.S. Bancorp announced that it completed its acquisition of Union Bank. Union Bank held $4.3 billion and $2.1 billion of the Bank’s advances at December 31, 2022 and 2021, respectively. If Bank of the West and Union Bank are no longer a member of the Bank or any successor does not become a member of the Bank, and if no other advances are made to replace Bank of the West’s and Union Bank’s outstanding advances, the Bank’s total advances may be significantly reduced due to the loss of significant members.
At March 1, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
The Bank has a significant long-term funding arrangement with a borrower that had advances outstanding as of December 31, 2022, and the borrower may further contribute to the level of outstanding advances in the future.
The following table presents the advances portfolio at December 31, 2022 and 2021.

Advances Portfolio by Product Type

	2022		2021
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – LIBOR	$—	—%	$250	1%
Adjustable – SOFR	2,690	3	—	—
Adjustable – SOFR, callable at borrower’s option	9,500	11	—	—
Subtotal adjustable rate advances	12,190	14	250	1
Fixed	45,471	50	4,765	28
Fixed – amortizing	60	—	69	—
Fixed – with PPS(1)	965	1	1,406	9
Fixed – with FPS(1)	18,035	20	8,957	54
Fixed – with caps and PPS(1)	—	—	10	—
Fixed – callable at borrower’s option with FPS(1)	340	—	70	—
Fixed – putable at Bank’s option	—	—	200	1
Fixed – putable at Bank’s option with FPS(1)	800	1	—	—
Fixed – putable at Bank’s option with PPS(1)	—	—	20	—
Subtotal fixed rate advances	65,671	72	15,497	92
Daily variable rate	12,256	14	1,111	7
Total par value	$90,117	100%	$16,858	100%
(1)Partial prepayment symmetry (PPS) and full prepayment symmetry (FPS) are product features under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with PPS, and any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.
The types of advances by redemption term at December 31, 2022 and 2021, are presented in the following table.

Types of Advances by Redemption Term

	2022		2021
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Fixed:
Within 1 year	$47,607	54%	$2,741	17%
After 1 year through 3 years	10,428	12	5,770	34
After 3 years through 5 years	5,598	6	5,671	34
After 5 years through 15 years	827	1	946	6
Thereafter	10	—	10	—
Subtotal fixed rate advances	64,470	73	15,138	91
Fixed – callable at borrower’s option:
After 1 year through 3 years	—	—	50	—
After 5 years through 15 years	340	—	20	—
Subtotal fixed – callable at borrower’s option advances	340	—	70	—
Fixed – putable:
After 1 year through 3 years	200	—	—	—
After 3 years through 5 years	600	1	—	—
After 5 years through 15 years	—	—	220	1
Subtotal fixed rate – putable advances	800	1	220	1
Fixed – amortizing:
Within 1 year	14	—	27	—
After 1 year through 3 years	27	—	16	—
After 3 years through 5 years	8	—	10	—
After 5 years through 15 years	12	—	16	—
Subtotal fixed – amortizing advances	61	—	69	—
Adjustable and variable:
Within 1 year	13,929	15	1,361	8
After 1 year through 3 years	1,015	1	—	—
Subtotal adjustable and variable rate advances	14,944	16	1,361	8
Adjustable – callable at borrower’s option:
Within 1 year	9,500	10	—	—
Subtotal adjustable – callable at borrower’s option advances	9,500	10	—	—
Overdrawn and overnight deposit accounts	2	—	—	—
Total par value	$90,117	100%	$16,858	100%
The Bank had no exposure to LIBOR-indexed advances at December 31, 2022. The following table presents the par value of LIBOR-indexed advances for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at December 31, 2021.

LIBOR-Indexed Advances by Redemption Term
(In millions)	Par Value
Redemption Term	2021
Due in 2022	$250
Due after June 30, 2023(1)	10
Total LIBOR-Indexed Advances(2)	$260
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $19.4 billion and $22.7 billion as of December 31, 2022 and 2021, respectively.
Interest rate payment terms for non-MBS investments classified as trading and AFS at December 31, 2022 and 2021, are detailed in the following table:

Non-MBS Investments: Interest Rate Payment Terms

(In millions)	2022	2021
Fair value of fixed rate trading securities	$—	$250
Amortized cost of AFS securities	4,012	503
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $101.6 billion at December 31, 2022, from $33.8 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
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
At December 31, 2022, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $100.3 billion, of which $48.0 billion were hedging advances, $46.7 billion were hedging consolidated obligations, $4.3 billion were hedging non-MBS investments, and $1.3 billion were offsetting derivatives. At December 31, 2021, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $48.0 billion, of which $15.8 billion were hedging advances, $24.3 billion were hedging consolidated obligations, $0.8 billion were hedging non-MBS investments, and $7.1 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The current range of the Federal funds rate, established by the Federal Open Market Committee (FOMC), is 4.25% to 4.50%. At its February 2023 meeting, the FOMC raised the target range of the Federal funds rate by 0.25%, to 4.50% to 4.75%, anticipating that ongoing increases in the target range will be appropriate. Interest rate changes have and are expected to continue to increase the volatility of reported earnings. In addition, the FOMC is expected to continue reducing its holdings of U.S. Treasury securities, agency debt, and agency MBS to reduce the size of the Federal Reserve’s balance sheet. The following table presents a comparison of selected market interest rates as of December 31, 2022 and 2021.

Selected Market Interest Rates

Market Instrument	2022	2021
Federal Reserve target range for overnight Federal funds	4.25-4.50%	0.00-0.25%
Secured Overnight Financing Rate	4.30	0.05
3-month Treasury bill	4.34	0.04
2-year Treasury note	4.43	0.73
5-year Treasury note	4.01	1.26

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $11.7 billion (10% of total assets) at December 31, 2022, and $14.1 billion at December 31, 2021 (26% of total assets).
Adjusted net interest income for this segment was $233 million in 2022, a decrease of $25 million, or 10%, from $258 million in 2021. This decrease was primarily a result of lower earnings from lower balances of mortgage-related products and current expected credit losses, partially offset by an increase in net prepayment fee income on AFS MBS and an improvement in retrospective adjustment of the effective yields on mortgage loans.
Adjusted net interest income for this segment represented 44% and 57% of total adjusted net interest income for 2022 and 2021, respectively.
MBS Investments – The Bank’s MBS portfolio was $10.9 billion at December 31, 2022, compared with $13.0 billion at December 31, 2021. During 2022, the Bank’s MBS portfolio decreased as a result of $1.8 billion in principal repayments, a $1.0 billion decrease in basis adjustments, and $365 million of fair value losses, partially offset by $1.0 billion in purchases. Average MBS investments were $11.3 billion in 2022, a decrease of $2.5 billion from $13.8 billion in 2021. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at December 31, 2022 and 2021, are shown in the following table:

MBS: Interest Rate Payment Terms

(In millions)	2022	2021
Fair value of trading securities:
Adjustable rate	$1	$2
Total trading securities	$1	$2
Amortized cost of AFS securities:
Fixed rate	$7,881	$8,423
Adjustable rate	864	1,083
Total AFS securities	$8,745	$9,506
Amortized cost of HTM securities:
Fixed rate	$265	$403
Adjustable rate	1,916	2,808
Total HTM securities	$2,181	$3,211
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
As of December 31, 2022, all mortgage loans purchased by the Bank under the MPF Program were qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing original loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.
Mortgage loan balances decreased to $815 million at December 31, 2022, from $980 million at December 31, 2021, a decrease of $165 million. Average mortgage loans were $875 million in 2022, a decrease of $486 million from $1.4 billion in 2021.
At December 31, 2022 and 2021, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2022 and 2021, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2022	2021
MPF Plus	$85	$106
MPF Original	690	848
Subtotal	775	954
Unamortized premiums	43	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio	816	981
Less: Allowance for credit losses	(1)	(1)
Mortgage loans held for portfolio, net	$815	$980
Mortgage loan balances by redemption term at December 31, 2022, were as follows:

Mortgage Loan Balances by Redemption Term

(In millions)	2022
Within 1 year	$27
After 1 year through 5 years	116
After 5 years through 15 years	297
Thereafter	335
Total unpaid principal balance	$775
The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2022 and 2021. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2022	2021
Outstanding amounts wholly owned by the Bank	$747	$921
Outstanding amounts with participation interests by FHLBank:
San Francisco	28	34
Chicago	20	25
Total	$795	$980
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	2,591	3,011
Number of outstanding loans participated	628	719
Total number of loans outstanding	3,219	3,730
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.4 billion to $11.7 billion at December 31, 2022, from $14.1 billion at December 31, 2021. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
The notional amount of derivative instruments associated with the mortgage-related business totaled $16.5 billion at December 31, 2022, of which $8.2 billion were associated with MBS, $8.3 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $36 million were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $15.6 billion at December 31, 2021, of which $8.0 billion were associated with MBS and $7.6 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio.
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
The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess stock, including mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements and the Bank’s Risk Management Policy, Capital Plan, and the Framework. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.
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
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ daily liquidity needs, and to pay operating expenditures as they come due. At December 31, 2022, the Bank’s contractual obligations on operating leases were $46 million due through 2027 and $33 million due thereafter.
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
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances and letters of credit activity with the Bank. Unless a member already has sufficient excess stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. Under the Bank’s capital plan, the Bank may also require a member to purchase capital stock for mortgage loans purchased and held by the Bank. The activity-based capital stock requirement is currently 2.7% for outstanding advances, 0.1% of notional balances for outstanding letters of credit, and 0.0% for mortgage loans purchased and held by the Bank. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.
Retained Earnings – The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $1.5 billion to $2.9 billion during 2021 and 2022. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2022, the required level of retained earnings was increased from $1.5 billion to $1.7 billion. The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to reclassify an amount equal to 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. With the decline in consolidated obligations outstanding in 2020, the Bank ceased contributions to restricted retained earnings in the fourth quarter of 2020, in accordance with the JCE Agreement; and no further reclassifications of net income into restricted retained earnings are required until such time as the reclassification requirement exceeds the balance of restricted retained earnings. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings during 2022. As a result of increased consolidated obligations during the third quarter of 2022, the Bank resumed reclassifying an amount equal to 20% of net income into restricted retained earnings in accordance with the JCE Agreement. Total restricted retained earnings were $732 million and $708 million as of December 31, 2022 and 2021, respectively.

Excess Stock – The Bank’s practice is to repurchase the surplus capital stock of all members and the excess stock of all former members on a daily schedule. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time.
A member may schedule redemption of its excess stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. Capital stock may also become subject to redemption following a five-year redemption period after a member gives notice of intention to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination, or after a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity. Capital stock required to meet a withdrawing member’s membership capital stock requirement may only be redeemed at the end of the five-year redemption period, subject to statutory and regulatory limits and other conditions.
The Bank remained adequately capitalized while repurchasing $5.0 billion and $1.6 billion in excess stock during 2022 and 2021, respectively. The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2022 and 2021, the Bank redeemed a de minimis amount and $1 million, respectively, in mandatorily redeemable capital stock for which the five-year redemption period had expired at its $100 par value. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank. Total excess stock was $157 million as of December 31, 2022, compared to $120 million as of December 31, 2021.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the repurchase of excess stock in future quarters.
On July 29, 2022, the Bank’s board of directors approved proposed amendments to the Bank’s capital plan that are subject to review and approval by the Finance Agency.
The proposed amendments include the following substantive changes:
•The formula for calculating the “Membership Stock Requirement” will use a percentage of a member’s total assets (as determined by the Bank), rather than a percentage of a member’s individual “Membership Asset

Value,” as provided in the Bank’s current Plan. The proposed amendments provide that the Membership Stock Requirement will be 0.36% of a member’s total assets, with each member’s Membership Stock Requirement subject to a cap equal to $15 million (which remains unchanged), as provided in the current Plan, and may be adjusted by the Bank’s board of directors to an amount within a range of 0.05% to 1.00% of total assets.

•Permits (but does not require) the Bank’s board of directors to authorize the issuance of two subclasses of its Class B Stock: Class B-1 Stock and Class B-2 Stock. The Bank does not currently plan to authorize the conversion of Class B Stock into Class B-1 Stock and Class B-2 Stock but may do so at a future date. If the Bank’s board of directors authorizes the conversion, the Class B-2 Stock would be eligible to meet the Activity-Based Stock Requirement. All other shares of capital stock held by a member, including shares held to meet the Membership Stock Requirement, would be classified as Class B-1 Stock. The proposed amendments provide that the dividend rate for Class B-2 Stock must always be equal to or greater than the rate for Class B-1 Stock.

In connection with the Finance Agency’s review, the proposed amendments are subject to change and there can be no assurance that any amendments will be adopted. If the amendments are approved by the Finance Agency as proposed, a revised plan will become effective at a future date to be determined by the Bank. Because these proposed amendments are still under review at the Finance Agency, in April 2023 the Bank will continue using the existing membership stock calculation methodology based on membership asset value as outlined in the Bank’s Capital Plan.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2022 and 2021, the Bank complied with this capital guidance.
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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2022 and 2021. The Bank’s risk-based capital requirement decreased to $898 million at December 31, 2022, from $1.1 billion at December 31, 2021.

Regulatory Capital Requirements

	2022		2021
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$898	$7,757	$1,054	$5,896
Total regulatory capital	$4,842	$7,757	$2,165	$5,896
Total regulatory capital ratio	4.00%	6.41%	4.00%	10.89%
Leverage capital	$6,053	$11,636	$2,706	$8,844
Leverage ratio	5.00%	9.61%	5.00%	16.34%
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

Operational Risk
Operational risk is defined as the risk of loss to the Bank resulting from inadequate or failed internal processes, resources, and systems, and from external events. The Bank’s operational risk is controlled through a system of internal controls designed to minimize the risk of operational losses. The Bank has established and annually tests its business continuity plan under various business disruption scenarios that would involve offsite recovery and an assessment of the Bank’s availability and integrity of its operations and information systems. Further, the Bank maintains two geographically dispersed, colocation data centers which are on electrical grids that are separate from each other and from our principal offices and off-site business continuity facilities. Both data centers are subject to periodic testing to demonstrate adequate operational capability. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank’s internal controls.
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
Concentration Risk
Concentration risk for the Bank is defined as the exposure to economic loss arising from a disproportionately large number of financial transactions with a limited number of individual customers or counterparties.
Advances. If the Bank’s advances borrowers were to prepay their advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. The Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in view of changes in membership composition and member credit needs. Under the Bank’s capital plan, the Bank may not be required to repurchase all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements.
The Bank held a security interest in collateral from each of its top 10 advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on the advances of its top 10 advances borrowers and their affiliates.
See Note 5 – Advances for more information on the concentration in advances.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2022 and 2021.

Concentration of Mortgage Loans

December 31, 2022
(Dollars in millions) Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$261	34%	502	16%
Community First Credit Union	114	15	357	11
Bank of Hope	105	14	275	9
JPMorgan Chase Bank, National Association(1)	81	10	1,191	37
Logix Federal Credit Union(2)	80	10	282	9
Subtotal	641	83	2,607	82
Others	134	17	612	18
Total	$775	100%	3,219	100%

December 31, 2021
(Dollars in millions) Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Fremont Bank	$344	36%	641	17%
Bank of Hope	128	13	321	9
Community First Credit Union	122	13	370	10
JPMorgan Chase Bank, National Association(1)	101	11	1,369	37
Logix Federal Credit Union(2)	99	10	333	9
Subtotal	794	83	3,034	82
Others	160	17	696	18
Total	$954	100%	3,730	100%
(1)    Nonmember institution.
(2)    An officer or director of the member is a Bank director.
Members that sold mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) monitors the servicing performed by all participating financial institutions and successors. The Bank obtains a Type II Statement on Standards for Attestation Engagements No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing.
Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2022 or 2021:

	2022		2021
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Silicon Valley Bank	$418	11%	$17	1%
First Republic Bank	379	10	115	6
Subtotal	797	21	132	7
Others	2,966	79	1,932	93
Total	$3,763	100%	$2,064	100%
Derivative Counterparties. The Bank currently utilizes an approved clearing house, LCH Ltd, and the Bank currently has the following two approved clearing agents: Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank monitors the clearing agents through its unsecured credit system. The clearing agents are approved by the Bank’s Credit Committee. The clearing agents also have approved counterparty trading limits with the Bank, subjecting them to annual credit reviews and on-going credit quality surveillance by the Credit Department. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2022.

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
The Bank generally manages operational, contingent, and refinancing risks using a portfolio of cash and short-term investments, U.S. Treasury securities, and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent funding plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets.
The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown notional on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent monthends. The Bank is also required to perform an annual liquidity stress test and to report the results to the Finance Agency.
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
As of December 31, 2022 and 2021, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2022 and 2021, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2022.
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
The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period of $1 billion or less, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2022 was $1.3 billion.
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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2022 and 2021.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

December 31, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	257	172	$98,702	$323,212	31%
4-6	65	33	13,891	31,536	44
7-10	4	3	8	51	16
Subtotal	326	208	112,601	354,799	32
Community development financial institutions (CDFIs)	7	6	100	151	66
Housing associates	2	1	95	102	93
Total	335	215	$112,796	$355,052	32%

December 31, 2021
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	260	127	$26,398	$213,172	12%
4-6	64	32	7,158	33,733	21
7-10	3	2	20	37	54
Subtotal	327	161	33,576	246,942	14
CDFIs	7	7	112	135	83
Housing associates	2	—	—	—	—
Total	336	168	$33,688	$247,077	14%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

December 31, 2022
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$6,637	$7,319
11% – 25%	11	5,644	7,380
26% – 50%	22	15,509	24,465
More than 50%	171	85,006	315,888
Total	215	$112,796	$355,052

December 31, 2021
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	5	$467	$512
11% – 25%	8	895	1,079
26% – 50%	15	1,837	3,032
More than 50%	140	30,489	242,454
Total	168	$33,688	$247,077
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2022 and 2021.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2022		2021
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$3,004	$2,688	$659	$631
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	79,360	64,153	4,192	3,978
Agency pools and collateralized mortgage obligations	8,617	7,622	17,571	16,553
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	392	244	4	3
PLRMBS – private label investment-grade-rated senior tranches	762	409	311	194
Municipal Bonds – investment-grade-rated	17	12	—	—
Term deposits with the Bank	—	—	18	18
Total	$92,152	$75,128	$22,755	$21,377
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
As of December 31, 2022, of the loan collateral pledged to the Bank, 14% was pledged by 21 institutions by specific identification, 57% was pledged by 113 institutions under a blanket lien with detailed reporting, and 29% was pledged by 130 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.

As of December 31, 2022, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2022 and 2021.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2022		2021
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$265,972	$180,564	$175,319	$140,994
Second lien residential mortgage loans and home equity lines of credit	15,423	7,381	13,659	6,653
Multifamily mortgage loans	60,989	36,809	41,239	28,517
Commercial mortgage loans	92,413	54,341	73,750	48,394
Loan participations(1)	871	306	1,064	383
Small business, small farm, and small agribusiness loans	2,180	523	3,157	759
Other	2	—	—	—
Total	$437,850	$279,924	$308,188	$225,700
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2022 and 2021, the unpaid principal balance of these loans totaled $5.2 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. The Bank and any participating financial institution share in the credit risk of the loans sold by that institution under the MPF Original and MPF Plus products as specified in a master agreement. As of December 31, 2022, loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase that, as determined by the MPF Program methodology, would be expected from an equivalent investment rated AA if purchased prior to April 2017, or rated BBB if purchased since April 2017, taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the year ended December 31, 2022 and 2021. The amounts of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis during the years ended December 31, 2022 and 2021.

(in millions)	2022	2021
Balance, beginning of the period	$1	$4
Provision for/(reversal of) credit losses	—	(3)
Balance, end of the period	$1	$1
For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio.”
The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2022 and 2021.

December 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$4	$5	$9
60 – 89 days delinquent	2	1	3
90 days or more delinquent	11	8	19
Total past due	17	14	31
Total current loans	449	336	785
Total MPF	$466	$350	$816
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.30%

December 31, 2021
(Dollars in millions)	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total MPF	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%
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
(3)    At December 31, 2022 and 2021, $7 million and $21 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
For 2022 and 2021, the interest on nonaccrual loans that was contractually due and recognized in income was immaterial. Delinquencies amounted to 3.77% of the total loans in the Bank’s portfolio as of December 31, 2022, and 4.84% of the total loans in the Bank’s portfolio as of December 31, 2021.
The following table presents risk elements and credit ratios for the Bank’s mortgage loans at December 31, 2022 and 2021. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2022 and 2021.

Unpaid Principal Balance (Dollars in millions)	2022	2021
Average loans outstanding during the period	$840	$1,329
Mortgage loans held for portfolio	$775	$954
Nonaccrual loans	$17	$35
Allowance for credit losses on mortgage loans held for portfolio	$1	$1

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.06%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.14%	0.10%
Ratio of nonaccrual loans to mortgage loans held for portfolio	2.25%	3.62%
Ratio of allowance for credit losses to nonaccrual loans	6.45%	2.64%

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
The following table presents the Bank’s investment credit exposure at December 31, 2022, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
December 31, 2022
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,024	$—	$—	$—	$—	$4,024
MBS:
Other U.S. obligations – single-family	—	73	—	—	—	—	73
MBS – GSEs:
GSEs – single-family(2)	4	737	2	—	2	—	745
GSEs – multifamily	—	8,716	—	—	—	—	8,716
Total MBS – GSEs	4	9,453	2	—	2	—	9,461
PLRMBS	—	21	35	58	719	504	1,337
Total MBS	4	9,547	37	58	721	504	10,871
Total securities	4	13,571	37	58	721	504	14,895
Interest-bearing deposits	—	—	3,677	—	—	—	3,677
Securities purchased under agreements to resell(3)	—	6,250	—	—	—	750	7,000
Federal funds sold	—	1,751	2,456	512	—	—	4,719
Total investments	$4	$21,572	$6,170	$570	$721	$1,254	$30,291
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at December 31, 2022, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
(3)Unrated counterparties were broker-dealers authorized by the Office of Finance for these investments. The securities purchased under agreements to resell with the broker-dealers were fully guaranteed by the U.S. government.
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
Bank policies set forth the creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be federally insured financial institutions or domestic branches of foreign commercial banks. The general unsecured credit policy limits are as follows:

December 31, 2022
Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Finance Agency Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	FHFA 1	15%	30%	3
	FHFA 2	14	28	3
	FHFA 3	9	18	3
	FHFA 4	—	6	Overnight
Nonmember counterparty	FHFA 1	15	30	3
	FHFA 2	14	28	3
	FHFA 3	9	18	3
	FHFA 4	1.5	1.5	Derivatives only
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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2022 and 2021.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	2022	2021
Interest-bearing deposits	$3,677	$1,125
Federal funds sold	4,719	5,348
Total	$8,396	$6,473
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2022, and 2021.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2022, 50% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2022, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
December 31, 2022
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$3,327	$512	$3,839
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	3,677	512	4,189
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,646	—	1,646
Canada	1,251	100	—	1,351
Finland	500	—	—	500
France	—	300	—	300
Germany	—	410	—	410
Total U.S. branches and agency offices of foreign commercial banks	1,751	2,456	—	4,207
Total unsecured credit exposure	$1,751	$6,133	$512	$8,396
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2022.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2022. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2022, the Bank’s MBS portfolio was 148% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

At December 31, 2022, PLRMBS representing 10% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of December 31, 2022, the Bank’s investment in MBS had gross unrealized losses totaling $128 million, $37 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2022, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to MBS with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate MBS by interest rate index and the unpaid principal balance of LIBOR-indexed MBS for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at December 31, 2022, and 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate MBS by Interest Rate Index
(In millions)
Interest Rate Index	2022	2021
LIBOR(1)	$2,958	$4,110
Constant maturity Treasury	51	64
Total adjustable rate investment securities(2)	$3,009	$4,174

LIBOR-Indexed MBS by Redemption Term
(In millions)
Redemption Term	2022	2021
Due through June 30, 2023	$5	$12
Due thereafter(2)	2,953	4,098
Total LIBOR-Indexed investment securities	$2,958	$4,110
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
(2)For more information on the Bank’s Transition Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The following table presents the maturity (based on contractual final principal payment) and yield characteristics of the Bank’s investment portfolio as of December 31, 2022.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
AFS securities:
U.S. obligations – Treasury notes	$—	$4,024	$—	$—	$4,024
MBS:
GSEs multifamily:
Freddie Mac	—	—	604	103	707
Fannie Mae	—	—	6,441	359	6,800
Subtotal GSEs multifamily	—	—	7,045	462	7,507
PLRMBS	—	—	2	1,180	1,182
Total AFS securities	$—	$4,024	$7,047	$1,642	$12,713
Yield on AFS securities(1)	—%	1.31%	3.35%	8.79%	3.41%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	$—	$—	$—	$72	$72
GSEs single-family:
Freddie Mac	—	—	—	140	140
Fannie Mae	—	—	23	582	605
Subtotal GSEs single-family	—	—	23	722	745
GSEs multifamily:
Freddie Mac	9	581	34	—	624
Fannie Mae	—	585	—	—	585
Subtotal GSEs multifamily	9	1,166	34	—	1,209
PLRMBS	—	2	12	141	155
Total HTM securities	$9	$1,168	$69	$935	$2,181
Yield on HTM securities(1)	4.60%	4.56%	4.14%	3.50%	4.09%
(1)    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable HTM or AFS portfolio. The result is then multiplied by 100 to express it as a percentage.

Derivative Counterparties. The Bank has adopted credit policies and exposure limits for uncleared derivatives counterparty credit exposure. Interest rate exchange agreements may be either uncleared or cleared at a clearing house.
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
Uncleared derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements as mandated by regulatory requirements issued in response to the Wall Street Reform and Consumer Protection Act, if the Bank’s average aggregate notional amount of uncleared derivative transactions exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. The Bank, or its counterparty, can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.
All uncleared derivative transactions entered into by the Bank on or after March 1, 2017, are fully collateralized and subject to a minimum transfer amount, in accordance with variation margin requirements issued by the U.S. Federal bank regulatory agencies and the U.S. Commodity Futures Trading Commission.
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount.
As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2022.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Because of an increase in market values of cleared derivatives during 2022 and 2021, there was an increase in variation margin collected on cleared derivatives that resulted in an increase in net cash provided by operating activities reported on the Statements of Cash Flows. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2022.
The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as interest rates, the size and composition of the portfolio, market values of derivatives, and accrued interest. Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivative agreements.
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
December 31, 2022
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,115	$38	$(35)	$—	$3
Cleared derivatives(2)	89,148	7	14	435	456
Liability positions with credit exposure:
Uncleared derivatives
A	11,246	(356)	358	—	2
Total derivative positions with credit exposure to nonmember counterparties	106,509	$(311)	$337	$435	$461
Derivative positions without credit exposure	10,284
Total notional	$116,793

December 31, 2021
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,500	$9	$(9)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	42	(1)	1	—	—
Cleared derivatives(2)	45,235	(7)	15	252	260
Total derivative positions with credit exposure to nonmember counterparties	46,777	$1	$7	$252	$260
Derivative positions without credit exposure	16,839
Total notional	$63,616
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a Stable CreditWatch by S&P at December 31, 2022 and 2021.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at December 31, 2022 and 2021.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	2022		2021
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$58,910	$57,883	$25,846	$37,220
LIBOR	55	504	337	1,533
SOFR	57,577	57,523	35,887	22,526
Overnight Index Swap – Effective Federal Funds Rate	251	883	996	1,787
Total notional amount	$116,793	$116,793	$63,066	$63,066
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at December 31, 2022 and 2021. As of December 31, 2022, there were no interest rate caps and floors indexed to LIBOR. At December 31, 2021, interest rate caps and floors indexed to LIBOR totaled $550 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
December 31, 2022
(In millions)	Pay Leg	Receive Leg
Termination Date	Cleared	Cleared	Uncleared
Terminates through June 30, 2023	$50	$303	$19
Terminates thereafter(1)	5	182	—
Total Notional Amount	$55	$485	$19

December 31, 2021
(In millions)	Pay Leg		Receive Leg
Termination Date	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2022	$210	$35	$517	$112
Terminates through June 30, 2023	52	—	309	23
Terminates thereafter(1)	40	—	562	10
Total Notional Amount	$302	$35	$1,388	$145
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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Total Bank Market Risk
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of December 31, 2022.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of December 31, 2022 and 2021.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2022	2021
+200 basis-point change above current rates	–2.8%	–2.3%
+100 basis-point change above current rates	–1.4	–0.9
–100 basis-point change below current rates(2)	+1.3	+0.5
–200 basis-point change below current rates(2)	+2.3	+4.9
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2022, are comparable with the estimates as of December 31, 2021, with the exception of the declining rate scenarios. The increase in interest rates from yearend resulted in a larger absolute downward rate shocks for all term points. Compared to yearend, interest rates as of December 31, 2022, have increased ranging from 393 basis points for the one-month Treasury bill, 271 basis points for the five-year Treasury note, and 233 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 205% as of December 31, 2022.
Net Interest Income as a Percent of Capital – The adjusted net interest income as a percent of capital is a non-GAAP measure used by the Bank to assess financial performance. The measurement is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock.
The Bank’s Risk Appetite Framework incorporates a limit on the adverse sensitivity of projected net interest income as a percent of capital. The Bank’s net interest income on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than a –210 basis points change from the base-case projected net interest income on capital. With the indicated interest rate shifts, the net interest income on capital for the 12-month horizon is projected to remain within the limit of –210 basis points.
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

Total Bank Duration Gap Analysis

	2022		2021
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$121,056	1.8	$54,121	3.4
Liabilities	113,333	0.9	47,897	3.0
Net	$7,723	0.9	$6,224	0.4
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
The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing capital. The Bank’s strategy is generally to invest 50% of capital in short-term (maturities of three months or less) and 50% intermediate-term (laddered maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess stock. Excess stock usually results from a decline in a borrower’s outstanding advances or by a membership termination. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related segment regularly. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricing of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. These analyses are used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2022, was $11.7 billion, including $10.9 billion in MBS and $816 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2021, was $14.0 billion, including $13.0 billion in MBS and $981 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $10.3 billion, or 88%, of MBS and mortgage loans at December 31, 2022, and $12.2 billion, or 87%, of MBS and mortgage loans at December 31, 2021. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.4 billion, or 12%, of MBS and mortgage loans, at December 31, 2022, and $1.8 billion, or 13%, of MBS and mortgage loans at December 31, 2021.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2022 and 2021.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2022	2021
+200 basis-point change	–0.5%	–0.5%
+100 basis-point change	–0.2	–0.1
–100 basis-point change(2)	+0.1	–0.2
–200 basis-point change(2)	+0.1	+2.6
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2021, to December 31, 2022, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2022 and 2021.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2022	2021
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$33,793	$9,983
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	2,260	1,905
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	9,800	2,221
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	2,105	1,716
Subtotal Economic Hedges(1)			14,165	5,842
Total			47,958	15,825
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Fair Value Hedge	6,216	2,169
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	30	30
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,845	—
Subtotal Economic Hedges(1)			1,875	30
Total			8,091	2,199
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	16,730	11,413
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	960	765
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	433	618
Subtotal Economic Hedges(1)			1,393	1,383
Total			18,123	12,796
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	50	50
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	28,714	16,755
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	100
Total			28,764	16,905

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2022	2021
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	12,465	7,961
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Economic Hedge(1)	—	250
Interest rate cap	Interest rate cap used to offset cap risk embedded in floating rate investment securities	Economic Hedge(1)	—	550
Subtotal Economic Hedges(1)			—	800
Total			12,465	8,761
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	1,392	7,130
Total			1,392	7,130
Total Notional Amount			$116,793	$63,616
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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of potential nonperformance by counterparties to the derivative agreements. All uncleared derivatives with counterparties that are members of the Bank and that are not derivative dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement. For all derivative dealer counterparties, the Bank selects only highly rated derivative dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivative dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. In addition, the Bank is subject to nonperformance by the clearing house(s) and clearing agents. The requirement that the Bank post initial and variation margin through the clearing agent to the clearing house exposes the Bank to institutional credit risk in the event that the clearing agent or the clearing house fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is posted daily for changes in the value of cleared derivatives through a clearing agent. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties.”
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2022:
•Trading securities
•AFS securities
•Certain advances
•Derivative assets and liabilities
•Certain consolidated obligation bonds
•Certain other assets
In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.
The total notional amount of derivatives as of December 31, 2022, was $116.8 billion, of which 59% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022, was $26 million and $2 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. At December 31, 2022, the Bank measured certain mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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
For securities previously identified as other-than-temporarily impaired, the Bank recognizes accretion or amortization of credit losses previously recorded prior to the adoption of new accounting guidance related to the measurement of credit losses along with the net interest income associated with the securities’ effective yield in net interest income in the Statements of Income. For securities classified as HTM, the previously recorded credit losses in AOCI are accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For securities classified as AFS, the Bank does not accrete the previously recorded credit losses in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value. The total accretion or amortization associated with the previously recorded credit losses was $55 million and $70 million, for 2022 and 2021, respectively. The Bank updates its estimate of future expected cash flows for previously other-than-temporarily impaired securities on a regular basis. If there is no additional impairment on the security, any improvement in expected cash flows is accreted into interest income. This accretion, included in the total accretion or amortization amounts above, totaled $36 million and $51 million for 2022 and 2021, respectively.
As a result of the improvements in expected cash flows and resulting decreases in estimated lifetime losses, the Bank has recognized significant amounts of accretion-related income since 2015. As of December 31, 2022, the Bank estimates that it will accrete approximately $61 million of additional interest income associated with the reduction in previously recorded credit losses over the life of the securities. The net accretion of income is likely to continue to be a positive source of net interest income in future periods until the associated MBS mature. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations. This estimate of accretion of additional interest income and effect on future interest income is a forward-looking statement. The Bank updates its estimates on an ongoing basis, and actual results may differ materially from the Bank’s current estimation.

Recently Issued Accounting Guidance and Interpretations
See “Item 8. Financial Statements and Supplementary Data – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future.” On July 20, 2022, Finance Agency’s Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions and has requested written comments from stakeholders. The review has been examining matters such as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the Finance Agency’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. The Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act. The rule identifies which benchmark rates based on SOFR (Secured Overnight Financing Rate) will replace LIBOR in certain financial contracts upon LIBOR’s discontinuation as of June 30, 2023 (the “replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. If an FHLBank advance has any of the above characteristics, the fallback rate (SOFR) will be calculated under the ISDA protocol. For any other FHLBank contract with the above characteristics, references to one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR plus the applicable tenor spread adjustment specified in the LIBOR Act.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2022, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income/(loss), capital accounts and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Valuation of Interest Rate-Related Derivatives and Hedged Items
As described in Notes 14 and 15 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest rate risks. The total notional amount of derivatives as of December 31, 2022 was $117 billion, of which 59% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $26 million and $2 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 10, 2023
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$9	$55
Interest-bearing deposits	3,677	1,125
Securities purchased under agreements to resell	7,000	15,500
Federal funds sold	4,719	5,348
Trading securities	1	252
Available-for-sale (AFS) securities, net of allowance for credit losses of $30 and $17, respectively (amortized cost of $12,757 and $10,009, respectively)(a)	12,713	10,332
Held-to-maturity (HTM) securities (fair values of $2,136 and $3,235, respectively)	2,181	3,211
Advances (includes $2,059 and $1,772 at fair value under the fair value option, respectively)	89,400	17,027
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	815	980
Accrued interest receivable	313	45
Derivative assets, net	26	8
Other assets	202	238
Total Assets	$121,056	$54,121
Liabilities:
Deposits	$989	$769
Consolidated obligations:
Bonds (includes $2,226 and $627 at fair value under the fair value option, respectively)	75,768	22,716
Discount notes	35,929	23,987
Total consolidated obligations	111,697	46,703
Mandatorily redeemable capital stock	5	3
Accrued interest payable	326	33
Affordable Housing Program (AHP) payable	111	115
Derivative liabilities, net	2	5
Other liabilities	203	269
Total Liabilities	113,333	47,897
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
38 shares and 21 shares, respectively	3,758	2,061
Unrestricted retained earnings	3,262	3,124
Restricted retained earnings	732	708
Total Retained Earnings	3,994	3,832
Accumulated other comprehensive income/(loss) (AOCI)	(29)	331
Total Capital	7,723	6,224
Total Liabilities and Capital	$121,056	$54,121
(a)At December 31, 2022 and 2021, $435 million and $252 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Interest Income:
Advances	$1,235	$193	$565
Prepayment fees on advances, net	(9)	31	33
Interest-bearing deposits	55	2	15
Securities purchased under agreements to resell	117	1	20
Federal funds sold	214	5	17
Trading securities	—	61	83
AFS securities	408	220	243
HTM securities	56	43	109
Mortgage loans held for portfolio	46	42	34
Total Interest Income	2,122	598	1,119
Interest Expense:
Consolidated obligations:
Bonds	715	62	437
Discount notes	821	13	169
Deposits	18	1	3
Borrowings from other Federal Home Loan Banks	1	—	—
Mandatorily redeemable capital stock	—	—	5
Total Interest Expense	1,555	76	614
Net Interest Income	567	522	505
Provision for/(reversal of) credit losses	15	(6)	26
Net Interest Income After Provision for/(Reversal of) Credit Losses	552	528	479
Other Income/(Loss):
Net gain/(loss) on trading securities	—	(57)	15
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(65)	(54)	85
Net gain/(loss) on derivatives	(9)	37	(152)
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	28	—	—
Gain on disgorgement settlement	—	—	85
Standby letters of credit fees	17	16	20
Other, net	(2)	8	6
Total Other Income/(Loss)	(31)	(50)	59
Other Expense:
Compensation and benefits	93	93	88
Other operating expense	58	54	60
Federal Housing Finance Agency	7	7	7
Office of Finance	6	6	6
Other, net	(2)	(1)	4
Total Other Expense	162	159	165
Income/(Loss) Before Assessment	359	319	373
AHP Assessment	36	32	38
Net Income/(Loss)	$323	$287	$335
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net Income/(Loss)	$323	$287	$335
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(354)	96	(45)
Net change in pension and postretirement benefits	(6)	5	—
Net non-credit-related gain/(loss) on HTM securities	—	—	1
Total other comprehensive income/(loss)	(360)	101	(44)
Total Comprehensive Income/(Loss)	$(37)	$388	$291
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2019	30	$3,000	$713	$2,754	$3,467	$274	$6,741
Adjustment for cumulative effect of accounting change				(3)	(3)		(3)
Comprehensive income/(loss)			48	287	335	(44)	291
Issuance of capital stock	8	789					789
Repurchase of capital stock	(15)	(1,465)					(1,465)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(40)					(40)
Partial recovery of prior capital distribution to Financing Corporation			—	40	40		40
Cash dividends paid on capital stock (5.53%)				(159)	(159)		(159)
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	287	287	101	388
Issuance of capital stock	14	1,409					1,409
Repurchase of capital stock	(16)	(1,607)					(1,607)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(25)					(25)
Transfers from restricted retained earnings			(53)	53	—		—
Cash dividends paid on capital stock (5.74%)				(135)	(135)		(135)
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			40	283	323	(360)	(37)
Issuance of capital stock	68	6,740					6,740
Repurchase of capital stock	(50)	(4,997)					(4,997)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(46)					(46)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.30%)				(161)	(161)		(161)
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities:
Net Income/(Loss)	$323	$287	$335
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	270	79	35
Provision for/(reversal of) credit losses	15	(6)	26
Change in net fair value of trading securities	—	57	(15)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	65	54	(85)
Change in net derivatives and hedging activities	1,302	531	(1,073)
PLRMBS trust settlement	(28)	—	—
Other adjustments, net	6	7	8
Net change in:
Accrued interest receivable	(272)	39	62
Other assets	27	(12)	(19)
Accrued interest payable	302	9	(140)
Other liabilities	(33)	(4)	(34)
PLRMBS contingent liability	(41)	—	—
Total adjustments	1,613	754	(1,235)
Net cash provided by/(used in) operating activities	1,936	1,041	(900)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(3,167)	(52)	1,497
Securities purchased under agreements to resell	8,500	(8,250)	(250)
Federal funds sold	629	(3,468)	1,682
Trading securities:
Proceeds from maturities and paydowns	251	3,951	1
Purchases	—	—	(2,480)
AFS securities:
Proceeds from sales	28	—	—
Proceeds from maturities and paydowns	1,270	8,797	2,853
Purchases	(5,159)	(4,275)	(2,025)
HTM securities:
Proceeds from maturities and paydowns	1,015	1,868	2,466
Advances:
Repaid	1,704,744	257,403	494,273
Originated	(1,778,003)	(243,923)	(459,523)
Mortgage loans held for portfolio:
Principal collected	179	958	1,777
Purchases	—	(7)	(463)
Other investing activities, net	(2)	—	(3)
Net cash provided by/(used in) investing activities	(69,715)	13,002	39,805

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	412	(20)	375
Net (payments)/proceeds on derivative contracts with financing elements	(10)	(35)	(167)
Net proceeds from issuance of consolidated obligations:
Bonds	70,127	17,888	54,657
Discount notes	216,863	78,977	111,474
Payments for matured and retired consolidated obligations:
Bonds	(16,086)	(39,417)	(81,633)
Discount notes	(205,111)	(71,198)	(122,584)
Proceeds from issuance of capital stock	6,740	1,409	789
Payments for repurchase/redemption of mandatorily redeemable capital stock	(44)	(24)	(176)
Payments for repurchase of capital stock	(4,997)	(1,607)	(1,465)
Cash dividends paid	(161)	(135)	(159)
Partial recovery of prior capital distribution to Financing Corporation	—	—	40
Net cash provided by/(used in) financing activities	67,733	(14,162)	(38,849)
Net increase/(decrease) in cash and due from banks	(46)	(119)	56
Cash and due from banks at beginning of the period	55	174	118
Cash and due from banks at end of the period	$9	$55	$174
Supplemental Disclosures:
Interest paid	$1,078	$94	$753
AHP payments	40	37	70
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	17	2	3
Transfers of capital stock to mandatorily redeemable capital stock	46	25	40
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

Note 1 — Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for derivatives;

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) include private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2022, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs for the periods presented. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
Advances. The Bank reports advances (loans to members, former members or their successors or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are evaluated quarterly for expected credit losses and reported net of premiums, discounts (including discounts related to the Affordable Housing Program), and hedging adjustments. The Bank amortizes premiums and accretes discounts and recognizes hedging adjustments resulting from the discontinuation of a hedging relationship to interest income using a level-yield methodology. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income. Accrued interest receivable is recorded separately on the Statements of Condition. The advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses.
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
Prepayment Fees. When a borrower prepays certain advances prior to the original maturity, the Bank may charge the borrower a prepayment fee. For certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry.
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
Under the MPF Program, the participating financial institution’s credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating financial institution or may be a supplemental mortgage insurance (SMI) policy paid for by the participating financial institution, and may include a contingent performance-based credit enhancement fee payable to the participating financial institution. The participating financial institution is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation. The amount of the credit enhancement was calculated at the time loans were purchased so that any Bank credit losses (excluding special hazard losses) in excess of the first loss account are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA for loans purchased prior to April 2017 and BBB for loans purchased thereafter through March 2021, as determined by the MPF Program methodology.
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
A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating financial institution is doubtful, when the collection of the contractual principal or interest from the participating financial institution is reported 90 days or more past due, or when the loan is in foreclosure, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. Loans that are on nonaccrual status and that are considered collateral-dependent are measured for credit losses based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral; that is, if it is considered likely that the borrower will default and there is no credit enhancement to offset losses under the master commitment, or the collectability or availability of credit enhancement is deemed to be uncertain. Collateral-dependent loans are credit deteriorated if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan.
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
The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; (vi) a critical term on the hedged item changes; or (vii) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Premises, Software, and Equipment. Premises, software, and equipment are included in Other Assets on the Statements of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2022 and 2021, premises, software, and equipment were $29 million and $32 million, respectively, which was net of accumulated depreciation and amortization of $75 million and $74 million, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $6 million for 2022, $7 million for 2021, and $7 million for 2020.
Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.
Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Amortization of concessions is included in consolidated obligation interest expense and totaled $7 million, $5 million, and $13 million, in 2022, 2021, and 2020, respectively.
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
Note 2 — Recently Issued and Adopted Accounting Guidance
The following table provides a summary of recently issued and adopted accounting standards that may have an effect on the Bank’s financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This update provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:
• contract modifications,
• hedging relationships, and
	• sale or transfer of debt securities classified as HTM.	This guidance became effective beginning March 2020 through December 31, 2024.	The Bank has assessed the guidance and has elected some of the optional expedients and exceptions provided related to the discounting transition for uncleared derivative transactions on a prospective basis since 2021, which did not have a material effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures.
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
The Bank adopted this guidance as of January 1, 2023. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures.

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $34 million for 2022 and $85 million for 2021.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2022 and 2021, none of these investments were with counterparties rated below BBB nor with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2022 and 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2022 and 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $13 million and $1 million, respectively, as of December 31, 2022, and de minimis amounts as of December 31, 2021.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2022 and 2021. The carrying value of securities purchased under agreements to resell excludes $2 million and a de minimis amount of accrued interest receivable as of December 31, 2022 and 2021, respectively.
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
Trading Securities. The estimated fair value of trading securities as of December 31, 2022 and 2021, were as follows:

(In millions)	2022	2021
U.S. obligations – Treasury notes	$—	$250
MBS – Other U.S. obligations	1	2
Total	$1	$252
The unrealized net gain/(loss) on trading securities held at December 31, 2022, was a de minimis amount for the year ended December 31, 2022. The unrealized net gain/(loss) on trading securities held at December 31, 2021 and 2020, was $(6) million and $15 million for the years ended December 31, 2021 and 2020, respectively.
Available-for-Sale Securities. AFS securities by major security type as of December 31, 2022 and 2021, were as follows:

December 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$4,012	$—	$12	$—	$4,024
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	7,562	—	2	(57)	7,507
PLRMBS	1,183	(30)	54	(25)	1,182
Total MBS	8,745	(30)	56	(82)	8,689
Total	$12,757	$(30)	$68	$(82)	$12,713

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$503	$—	$1	$—	$504
MBS:
GSEs – multifamily	8,056	—	164	—	8,220
PLRMBS	1,450	(17)	179	(4)	1,608
Total MBS	9,506	(17)	343	(4)	9,828
Total	$10,009	$(17)	$344	$(4)	$10,332
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $46 million and $29 million at December 31, 2022 and 2021, respectively.
At December 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52 million, discounts of $113 million, and previous credit losses related to the prior methodology of evaluating credit losses of $351 million for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as AFS included premiums of $59 million, discounts of $41 million, and previous credit losses related to the prior methodology of evaluating credit losses of $405 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of December 31, 2022 and 2021. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,635	$57	$—	$—	$6,635	$57
PLRMBS	292	17	68	8	360	25
Total	$6,927	$74	$68	$8	$6,995	$82

December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
PLRMBS	$19	$—	$152	$4	$171	$4
Total	$19	$—	$152	$4	$171	$4
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of December 31, 2022 and 2021, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$4,012	$4,024
MBS	8,745	8,689
Total	$12,757	$12,713

December 31, 2021
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due in 1 year or less	$503	$504
MBS	9,506	9,828
Total	$10,009	$10,332
Prepayment Fees, Net – The Bank records prepayment fees net of any associated fair value adjustments related to prepaid MBS that were hedged. The net amount of prepayment fees is reflected as AFS interest income in the Statements of Income for the years ended December 31, 2022, 2021, and 2020 are displayed in the following table.

(In millions)	2022	2021	2020
Prepayment fees received/(paid)	$21	$5	$7
Fair value adjustments	3	(3)	(5)
Net	$24	$2	$2
MBS principal prepaid	$385	$37	$28
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$72	$—	$(2)	$70
MBS – GSEs:
MBS – GSEs – single-family	745	1	(22)	724
MBS – GSEs – multifamily	1,209	—	(10)	1,199
Subtotal MBS – GSEs	1,954	1	(32)	1,923
PLRMBS	155	—	(12)	143
Total	$2,181	$1	$(46)	$2,136

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$113	$2	$—	$115
MBS – GSEs:
MBS – GSEs – single-family	1,011	16	(1)	1,026
MBS – GSEs – multifamily	1,870	5	(1)	1,874
Subtotal MBS – GSEs	2,881	21	(2)	2,900
PLRMBS	217	5	(2)	220
Total	$3,211	$28	$(4)	$3,235
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $5 million and $2 million at December 31, 2022 and 2021, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At December 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2021, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and previous credit losses related to the prior methodology of evaluating credit losses of $6 million for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the years ended December 31, 2022, 2021, and 2020. The Bank recorded no allowance for credit losses associated with HTM securities during the years ended December 31, 2022, 2021, and 2020.

(In millions)	2022	2021	2020
Balance, beginning of the period	$17	$21	$—
(Charge-offs)/recoveries	(2)	(1)	(4)
Provision for/(reversal of) credit losses	15	(3)	25
Balance, end of the period	$30	$17	$21
To evaluate investment securities for credit loss at December 31, 2022 and 2021, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2022 and 2021, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At December 31, 2022 and 2021, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments and substantially all of these

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities are highly rated. In the case of U.S. obligations, they carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Bank had not established an allowance for credit losses on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLBanks consider the risk of nonpayment to be zero.

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2022 and 2021, approximately 4% and 5% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of December 31, 2022, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.0%; default rates of 7.7%; and loss severities of 53.1%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.7% as of December 31, 2022. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $55 million, $70 million, and $70 million for the years ended December 31, 2022, 2021, and 2020, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $36 million, $51 million, and $59 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities before maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $17 million and fair value of $20 million during the year ended December 31, 2022. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $2 million during the year ended December 31, 2021 and an amortized cost and fair value of $3 million during the year ended December 31, 2020.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $15 million during the year ended December 31, 2022, largely because of declines in the fair values and the present value of expected cash flows of certain PLRMBS. The Bank recorded a reversal of credit losses of $3 million during the year ended December 31, 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government. The Bank recorded a provision for credit losses on its PLRMBS portfolio of $25 million in 2020 primarily resulting from declines in fair value in March 2020 as a result of disruptions in the financial markets combined with illiquidity in the PLRMBS market and decreased expectations of the performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

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
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.21% to 8.57% at December 31, 2022, and 0.13% to 8.57% at December 31, 2021, as summarized below.

(Dollars in millions)	2022		2021
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$2	4.15%	$—	—%
Within 1 year(2)	71,050	4.34	4,129	0.85
After 1 year through 2 years	7,634	3.30	2,744	1.52
After 2 years through 3 years	4,036	2.22	3,092	1.59
After 3 years through 4 years	3,391	2.05	2,618	1.31
After 4 years through 5 years	2,815	3.24	3,063	1.90
After 5 years	1,189	3.50	1,212	2.12
Total par value	90,117	4.03%	16,858	1.45%
Valuation adjustments for hedging activities	(670)		103
Valuation adjustments under fair value option	(47)		66
Total	$89,400		$17,027
(1)Carrying amounts exclude accrued interest receivable of $241 million and $5 million at December 31, 2022 and 2021, respectively.
(2)Advances outstanding with redemption terms within three months totaled $46.3 billion and $2.6 billion at December 31, 2022 and 2021, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $19.2 billion at December 31, 2022, and $9.0 billion at December 31, 2021. The Bank had advances with partial prepayment symmetry outstanding totaling $1.0 billion at December 31, 2022, and $1.4 billion at December 31, 2021. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $9.8 billion at December 31, 2022, and $70 million at December 31, 2021.
The Bank had putable advances totaling $800 million at December 31, 2022, and $220 million at December 31, 2021. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2022 and 2021, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	2022	2021	2022	2021
Overdrawn demand and overnight deposit accounts	$2	$—	$2	$—
Within 1 year	71,370	4,199	71,850	4,349
After 1 year through 2 years	7,634	2,744	7,634	2,744
After 2 years through 3 years	4,046	3,042	3,836	3,092
After 3 years through 4 years	3,391	2,618	3,391	2,618
After 4 years through 5 years	2,825	3,063	2,215	3,063
After 5 years	849	1,192	1,189	992
Total par value	$90,117	$16,858	$90,117	$16,858
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at December 31, 2022 and 2021. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(In millions)
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Silicon Valley Bank	$15,000	17%	$170	14%
First Republic Bank	14,000	16	175	14
City National Bank	10,000	11	69	6
Bank of the West	4,300	5	30	2
MUFG Union Bank, National Association(2)	4,300	5	129	11
Silvergate Bank	4,300	5	38	3
Western Alliance Bank	4,300	5	67	5
First Technology Federal Credit Union(3)	4,195	5	72	6
Wells Fargo National Bank West	2,000	2	24	2
Bank of America California, National Association	1,500	1	8	1
Subtotal	63,895	72	782	64
Others	26,222	28	443	36
Total par value	$90,117	100%	$1,225	100%

December 31, 2021
(In millions)
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank	$3,700	22%	$115	28%
MUFG Union Bank, National Association(2)	2,050	12	103	25
First Technology Federal Credit Union(3)	1,819	11	28	7
Luther Burbank Savings(3)	752	5	14	4
Pacific Premier Bank	550	3	—	—
Banc of California, NA	481	3	11	3
Stanford Federal Credit Union(3)	385	2	7	2
CopperPoint Insurance Company	375	2	4	1
Bank of Hope	300	2	3	1
SchoolsFirst Federal Credit Union	288	2	7	2
Subtotal	10,700	64	292	73
Others	6,158	36	115	27
Total par value	$16,858	100%	$407	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(3)     An officer or director of the member is a Bank director.

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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2022 and 2021, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At December 31, 2022 and 2021, none of the Bank’s credit products were past due or on nonaccrual status. There were no troubled debt restructurings related to credit products during 2022, 2021, and 2020.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2022, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2022 and 2021.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2022 and 2021, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2022	2021
Par value of advances:
Fixed rate:
Due within 1 year	$47,621	$2,768
Due after 1 year	18,050	12,729
Total fixed rate	65,671	15,497
Adjustable rate:
Due within 1 year	23,431	1,361
Due after 1 year	1,015	—
Total adjustable rate	24,446	1,361
Total par value	$90,117	$16,858
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2022 or 2021. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected in the Statements of Income for the years ended December 31, 2022, 2021, and 2020, as follows:

(In millions)	2022	2021	2020
Prepayment fees received/(paid)	$(45)	$47	$142
Fair value adjustments	36	(16)	(109)
Net	$(9)	$31	$33
Advance principal prepaid	$4,389	$9,929	$26,741
Note 6 — Mortgage Loans Held for Portfolio
The following table presents information as of December 31, 2022 and 2021, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	2022	2021
Fixed rate medium-term mortgage loans	$14	$18
Fixed rate long-term mortgage loans	761	936
Subtotal	775	954
Unamortized premiums	43	28
Unamortized discounts	(2)	(1)
Mortgage loans held for portfolio(1)	816	981
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$815	$980
(1)Excludes accrued interest receivable of $5 million and $6 million at December 31, 2022 and 2021, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2022 and 2021.

December 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$4	$5	$9
60 – 89 days delinquent	2	1	3
90 days or more delinquent	11	8	19
Total past due	17	14	31
Total current loans	449	336	785
Total mortgage loans held for portfolio	$466	$350	$816
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.30%

December 31, 2021
(Dollars in millions)	Origination Year
Payment Status	2017 to 2021	Prior to 2017	Amortized Cost(1)
30 – 59 days delinquent	$7	$2	$9
60 – 89 days delinquent	1	2	3
90 days or more delinquent	26	10	36
Total past due	34	14	48
Total current loans	729	204	933
Total mortgage loans held for portfolio	$763	$218	$981
In process of foreclosure, included above(2)			$1
Nonaccrual loans(3)			$36
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			3.64%
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
(3)    At December 31, 2022 and 2021, $7 million and $21 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At December 31, 2022, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to depreciate 0.7% over a one-year

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2021, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 8.4% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 3.3% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
The following table presents a rollforward of the allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2022, 2021, and 2020. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2022, 2021, and 2020.

(In millions)	2022	2021	2020
Balance, beginning of the period	$1	$4	$—
Adjustment for cumulative effect of accounting change	—	—	3
Provision for/(reversal of) credit losses	—	(3)	1
Balance, end of the period	$1	$1	$4
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Note 1 – Summary of Significant Accounting Policies.”
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits and interest rate payment terms for deposits as of December 31, 2022 and 2021, were as follows:

	2022		2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$983	4.15%	$722	0.01%
Fixed rate	—	—	18	0.01
Total interest-bearing deposits	983		740
Non-interest-bearing deposits	6		29
Total	$989		$769

Note 8 — Consolidated Obligations
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at December 31, 2022, and $652.9 billion at December 31, 2021. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2022, the Bank had qualifying assets totaling $120.4 billion, and the Bank’s participation in consolidated obligations outstanding was $111.7 billion.
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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2022 and 2021.

(Dollars in millions)	2022		2021
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$58,301	4.05%	$7,349	0.18%
After 1 year through 2 years	8,268	2.30	1,757	0.67
After 2 years through 3 years	2,317	1.26	4,230	0.63
After 3 years through 4 years	5,473	0.99	1,855	0.72
After 4 years through 5 years	1,255	1.47	5,368	0.89
After 5 years	1,293	1.73	2,303	1.42
Total par value	76,907	3.47%	22,862	0.64%
Unamortized premiums	1		3
Unamortized discounts	(5)		(4)
Valuation adjustments for hedging activities	(1,083)		(139)
Fair value option valuation adjustments	(52)		(6)
Total	$75,768		$22,716
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $19.7 billion at December 31, 2022, and $14.6 billion at December 31, 2021. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $18.1 billion at December 31, 2022, and $12.8 billion at December 31, 2021. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at December 31, 2022 and 2021, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2022	2021
Par value of consolidated obligation bonds:
Non-callable	$57,164	$8,242
Callable	19,743	14,620
Total par value	$76,907	$22,862
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2022 and 2021, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	2022	2021
Within 1 year	$73,049	$21,770
After 1 year through 2 years	3,310	969
After 2 years through 3 years	187	72
After 3 years through 4 years	313	—
After 4 years through 5 years	—	3
After 5 years	48	48
Total par value	$76,907	$22,862
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2022		2021
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$36,159	4.13%	$23,989	0.04%
Unamortized discounts	(230)		(2)
Total	$35,929		$23,987
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2022 and 2021, are detailed in the following table.

(In millions)	2022	2021
Par value of consolidated obligations:
Bonds:
Fixed rate	$25,632	$16,654
Adjustable rate	48,997	5,575
Step-up	2,278	633
Total bonds, par value	76,907	22,862
Discount notes, par value	36,159	23,989
Total consolidated obligations, par value	$113,066	$46,851

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2022 or 2021. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 14 – Derivatives and Hedging Activities and Note 15 – Fair Value.
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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 million for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2022, 2021, or 2020. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2022, 2021, or 2020.

The Bank’s total AHP assessments equaled $36 million, $32 million, and $38 million during 2022, 2021, and 2020, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

(In millions)	2022	2021	2020
Balance, beginning of the period	$115	$120	$152
AHP assessments	36	32	38
AHP grant payments	(40)	(37)	(70)
Balance, end of the period	$111	$115	$120

All subsidies were distributed in the form of direct grants in 2022, 2021, and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2022, 2021, and 2020:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Net Non-Credit-Related OTTI Loss on AFS Securities	Net Non-Credit-Related OTTI Loss on HTM Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2019	$21	$268	$(1)	$(14)	$274
Other comprehensive income/(loss):
Net change in fair value	(45)	—			(45)
Accretion of non-credit loss			1		1
Net current period other comprehensive income/(loss)	(45)	—	1	—	(44)
Adoption of ASU 2016-13, as amended(1)	268	(268)	—	—	—
Balance, December 31, 2020	$244	$—	$—	$(14)	$230
Other comprehensive income/(loss):
Net change in pension and postretirement benefits				5	5
Net change in fair value	96	—			96
Net current period other comprehensive income/(loss)	96	—	—	5	101
Balance, December 31, 2021	$340	$—	$—	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits				(6)	(6)
Net change in fair value	(354)	—			(354)
Net current period other comprehensive income/(loss)	(354)	—	—	(6)	(360)
Balance, December 31, 2022	$(14)	$—	$—	$(15)	$(29)

Note 11 — Capital
Capital Requirements. The Bank issues only one class of capital stock, Class B stock, with a par value of $100 per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time. (See “Excess Stock” below for more information.) The capital stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2022 and 2021, the Bank complied with this capital guidance.

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
As of December 31, 2022 and 2021, the Bank complied with these capital rules and requirements as shown in the following table.

	2022		2021
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$898	$7,757	$1,054	$5,896
Total regulatory capital	$4,842	$7,757	$2,165	$5,896
Total regulatory capital ratio	4.00%	6.41%	4.00%	10.89%
Leverage capital	$6,053	$11,636	$2,706	$8,844
Leverage ratio	5.00%	9.61%	5.00%	16.34%
The Bank’s capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within ranges established in the capital plan. Any changes to the capital plan must be approved by the Bank’s board of directors and the Finance Agency.
A member's membership capital stock requirement is 1% of its membership asset value. The membership capital stock requirement for a member is capped at $15 million. The Bank may adjust the membership capital stock requirement for all members within a range of 0.5% to 1.5% of a member's membership asset value and may adjust the cap for all members within an authorized range of $10 million to $50 million. A member's membership asset value is determined by multiplying the amount of the member's membership assets by the applicable membership asset factors as determined by the Bank. Membership assets are generally defined as assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member's indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).
A member's activity-based capital stock requirement is the sum of 2.7% of the member's outstanding advances, plus 0.1% of notional balances for outstanding letters of credit, plus 0.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within ranges established in the capital plan of 2.0% to 5.0% of the member's outstanding advances, 0.1% to 1.0% of the member’s notional balances of outstanding letters of credit, and 0.0% to 5.0% of any portion of any mortgage loan purchased and held by the Bank.
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
The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal, and the Bank will redeem or repurchase only the amounts that are in excess of the capital stock required to support activity (advances and mortgage loans) that may remain outstanding after the five-year redemption period has expired. In both cases, the Bank will only redeem or repurchase capital stock if certain statutory and regulatory conditions are met. In accordance with the Bank’s current practice, if activity-based capital stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock at its discretion, subject to certain statutory and regulatory conditions.
The Bank had mandatorily redeemable capital stock totaling $5 million outstanding to three institutions at December 31, 2022, and $3 million outstanding to three institutions at December 31, 2021. The change in mandatorily redeemable capital stock for the years ended December 31, 2022, 2021, and 2020 was as follows:

(In millions)	2022	2021	2020
Balance at the beginning of the period	$3	$2	$138
Reclassified from/(to) capital during the period	46	25	40
Repurchase/redemption of mandatorily redeemable capital stock	(44)	(24)	(176)
Balance at the end of the period	$5	$3	$2
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for the years ended December 31, 2022 and 2021, and $5 million for the year ended December 31, 2020.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2022 and 2021.

(In millions)
Contractual Redemption Period	2022	2021
After 3 years through 4 years	$1	$—
After 4 years through 5 years	3	2
Past contractual redemption date because of remaining activity(1)	1	1
Total	$5	$3
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
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices, with respect to retained earnings, dividend payments, and the repurchase of excess stock. The Bank may be restricted

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.
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
The Bank’s Risk Management Policy limits the payment of dividends if the ratio of the Bank’s estimated market value of total capital to par value of capital stock falls below certain levels. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 205% as of December 31, 2022.
In addition, the Bank monitors its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
Retained Earnings – The Bank’s Framework assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. As determined using the Bank’s methodology, the required level of total retained earnings had ranged from $1.5 billion to $2.9 billion during 2021 and 2022. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In July 2022, the required level of retained earnings was increased from $1.7 billion to $2.6 billion. In January 2023, the required level of retained earnings was increased from $2.6 billion to $2.7 billion. The Bank’s retained earnings requirement may be changed at any time. The board of directors periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. The JCE Agreement is intended to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, each FHLBank is required to reclassify an amount equal to 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. The JCE Agreement also provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., 1% of the Bank’s total consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.
During the years ended December 31, 2022 and 2021, the Bank reclassified $16 million and $53 million, respectively, from restricted retained earnings to unrestricted retained earnings as a result of exceeding this threshold. As a result of increased consolidated obligations during the third quarter of 2022, the Bank resumed reclassifying an amount equal to 20% of net income into restricted retained earnings in accordance with the JCE Agreement. The Bank’s restricted retained earnings totaled $732 million and $708 million at December 31, 2022

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and 2021, respectively. The Bank’s unrestricted retained earnings totaled $3.3 billion and $3.1 billion at December 31, 2022 and 2021, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $157 million, or 0.13% of total assets as of December 31, 2022. Excess stock totaled $120 million, or 0.22% of total assets as of December 31, 2021.
In 2022, the Bank paid dividends at an annualized rate of 6.30%, totaling $161 million, including $161 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In 2021, the Bank paid dividends at an annualized rate of 5.74%, totaling $135 million, including $135 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 22, 2023, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2022 at an annualized rate of 7.00%, totaling $63 million. The Bank recorded the dividend on February 22, 2023, and expects to pay the dividend on March 10, 2023.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess stock of all former members on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each member and former member would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $5.0 billion and $1.6 billion in excess stock during 2022 and 2021, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2022 and 2021, the Bank redeemed a de minimis amount and $1 million, respectively, in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2022 or 2021:

	2022		2021
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Silicon Valley Bank	$418	11%	$17	1%
First Republic Bank	379	10	115	6
Subtotal	797	21	132	7
Others	2,966	79	1,932	93
Total	$3,763	100%	$2,064	100%

Note 12 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2022 and 2021, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.
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
The following table presents the fair value of plan assets as well as the funded status that is recognized in other assets/(liabilities) in the Statements of Condition for the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan at December 31, 2022 and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2022			2021
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Fair value of plan assets	$80	$—	$—	$93	$—	$—
Funded status	6	(15)	(1)	12	(17)	(2)
Amounts recognized in AOCI at December 31, 2022 and 2021, consist of:

	2022			2021
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$16	$—	$(1)	$8	$2	$(1)
The following table presents information for retirement plans with assets in excess of benefit obligations and for retirement plans with benefit obligations in excess of plan assets at December 31, 2022 and 2021.

	2022			2021
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$74	$15	$1	$81	$17	$2
Accumulated benefit obligation	74	15	1	81	16	2
Fair value of plan assets	80	—	—	93	—	—
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 4.75% for 2022 and 2.25% for 2021. The discount rate used to determine the benefit obligations for the post-retirement health benefit plan was 5.00% for 2022 and 2.50% for 2021.
The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2022 and 2021, by asset category. See Note 15 – Fair Value for further information regarding the three levels of fair value measurement.

	2022				2021
(In millions)	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Equity mutual funds	48	—	—	48	58	—	—	58
Fixed income mutual funds	25	—	—	25	27	—	—	27
Real estate mutual funds	3	—	—	3	4	—	—	4
Other mutual funds	2	—	—	2	3	—	—	3
Total	$80	$—	$—	$80	$93	$—	$—	$93

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
The Cash Balance Plan's weighted average asset allocation at December 31, 2022 and 2021, by asset category was as follows:

Asset Category	2022	2021
Cash and cash equivalents	2%	1%
Equity mutual funds	60	63
Fixed income mutual funds	31	29
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%
The Bank made contributions of $3 million in 2022 and expects to contribute $3 million in 2023 to the Cash Balance Plan. The Bank contributed $2 million in 2022 and expects to contribute $1 million in 2023 to the non-qualified defined benefit plans and postretirement health benefit plan.
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

(In millions)
Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2023	$4	$1	$—
2024	5	4	—
2025	5	1	—
2026	5	1	—
2027	32	5	—
2028 – 2032	24	6	1
Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3 million during each of the years ended December 31, 2022, 2021, and 2020.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. The Bank made contributions to the plan of $1 million during the year ended December 31, 2022. Contributions made during the years ended December 31, 2021and 2020, were de minimis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2022, 2021, and 2020, was $51 million, $64 million, and $57 million, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for all employees. Other liabilities include $15 million and $14 million for incentive compensation at December 31, 2022 and 2021, respectively.
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
The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets. This includes the net settlements from associated interest rate exchange agreements and net accretion related income, which is a result of improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less the provision for credit losses on mortgage loans and MBS.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the years ended December 31, 2022, 2021, and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Advances- Related Business(1)	Mortgage- Related Business(2)	Adjusted Net Interest Income(1)	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(1)(3)	Income/(Expense) on Economic Hedges(4)	Interest Expense on Mandatorily Redeemable Capital Stock(5)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
2022	$292	$233	$525	$15	$(42)	$—	$552	$(31)	$162	$359
2021	198	258	456	(1)	(71)	—	528	(50)	159	319
2020	267	208	475	74	(83)	5	479	59	165	373
(1)    Amounts for 2020 have been corrected to properly disclose the classification of amortization of basis adjustments and certain fees on prepaid advances within adjusted net interest income of the advances-related business segment and within amortization of basis adjustments. The Bank previously disclosed in “Note 10 - Segment Information” in the Bank’s 2020 Form 10-K adjusted net interest income totaling $455 million for the year ended December 31, 2020. This amount should have been disclosed as $475 million. This revision had no effect on total assets, net interest income, or net income of the Bank reported for the affected period.
(2)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaled $55 million, $70 million, and $70 million for the years ended December 31, 2022, 2021, and 2020 respectively. The mortgage-related business includes a provision for/(reversal of) credit losses totaled $15 million, $(6) million and $26 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The following table presents total assets by operating segment at December 31, 2022, 2021, and 2020.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
December 31, 2022	$109,330	$11,726	$121,056
December 31, 2021	40,064	14,057	54,121
December 31, 2020	50,876	17,758	68,634

Note 14 — Derivatives and Hedging Activities
General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps) and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances or the issuance of consolidated obligations to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and consolidated obligations are transacted and generally have the same maturity dates as the related hedged instrument. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction with an executing bank or broker-dealer, either on or off a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization (clearing house) once the derivative transaction has been accepted for clearing. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
Additional uses of interest rate exchange agreements include: (i) offsetting embedded features in assets and liabilities, (ii) hedging anticipated issuance of debt, (iii) matching against consolidated obligation discount notes to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives cleared at a clearing house. The Bank’s use of interest rate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument or (ii) an economic hedge of assets, liabilities, or other derivatives.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2022 and 2021. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	2022			2021
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$69,204	$799	$1,062	$31,526	$223	$148
Derivatives not designated as hedging instruments:
Interest rate swaps	47,589	50	133	31,540	2	21
Interest rate caps and floors	—	—	—	550	—	—
Total	47,589	50	133	32,090	2	21
Total derivatives before netting and collateral adjustments	$116,793	849	1,195	$63,616	225	169
Netting adjustments and cash collateral(1)		(823)	(1,193)		(217)	(164)
Total derivative assets and total derivative liabilities		$26	$2		$8	$5
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $694 million and $77 million at December 31, 2022 and 2021, respectively. Cash collateral received, including accrued interest, was $324 million and $130 million at December 31, 2022 and 2021, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2022, 2021, and 2020.

	2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,235	$408	$(715)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$814	$1,202	$(1,038)
Hedged items	(777)	(1,142)	944
Net gain/(loss) on fair value hedging relationships	37	60	(94)
Net amortization of basis adjustments on discontinued hedging relationships	(27)	(105)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$10	$(45)	$(94)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2021
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$193	$220	$(62)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$175	$309	$(87)
Hedged items	(368)	(374)	152
Net gain/(loss) on fair value hedging relationships	(193)	(65)	65
Net amortization of basis adjustments on discontinued hedging relationships	(22)	(108)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(215)	$(173)	$65

	2020
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$565	$243	$(437)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(687)	$(866)	$27
Hedged items	387	678	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	(300)	(188)	23
Net amortization of basis adjustments on discontinued hedging relationships	(5)	(50)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(305)	$(238)	$23
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2022 and 2021.

	2022			2021
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$34,535	$11,574	$(21,976)	$13,613	$8,559	$(13,557)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(740)	$(1,410)	$1,083	$(15)	$(329)	$139
Discontinued hedging relationships included in amortized cost	70	740	—	118	901	—
Total amount of fair value hedging basis adjustments	$(670)	$(670)	$1,083	$103	$572	$139
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the years ended December 31, 2022, 2021, and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2022	2021	2020
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$34	$108	$(73)
Net interest settlements	(42)	(71)	(83)
Mortgage delivery commitments	—	—	3
Total net gain/(loss) related to derivatives not designated as hedging instruments	(8)	37	(153)
Price alignment amount(1)	(1)	—	1
Net gain/(loss) on derivatives	$(9)	$37	$(152)
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
For cleared derivatives, the clearing house is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearing house or clearing agent insolvency and under applicable clearing house rules upon a non-insolvency-based event of default of the clearing house or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearing house.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2022, was $679 million, for which the Bank posted cash collateral of $678 million in the ordinary course of business.
Uncleared derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements as mandated by regulatory requirements issued in response to the Wall Street Reform and Consumer Protection Act, if the Bank’s average aggregate notional amount of uncleared derivative transactions exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the Uncleared Margin Rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

All uncleared derivative transactions entered into by the Bank on or after March 1, 2017, are fully collateralized, subject to a minimum transfer amount, in accordance with variation margin requirements issued by the U.S. Federal bank regulatory agencies and the U.S. Commodity Futures Trading Commission.

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2022 and 2021.

	2022
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$834	$(829)	$5	$—	$5
Cleared	15	6	21	(435)	456
Total			$26		$461
Derivative Liabilities
Uncleared	$1,188	$(1,186)	$2	$—	$2
Cleared	7	(7)	—	—	—
Total			$2		$2

	2021
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$224	$(224)	$—	$—	$—
Cleared	1	7	8	(252)	260
Total			$8		$260
Derivative Liabilities
Uncleared	$161	$(156)	$5	$—	$5
Cleared	8	(8)	—	—	—
Total			$5		$5

Note 15 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2022 and 2021. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2022 and 2021. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	2022
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	3,677	3,677	3,677	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	4,719	4,719	—	4,719	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,713	12,713	—	11,531	1,182	—
HTM securities	2,181	2,136	—	1,993	143	—
Advances	89,400	89,183	—	89,183	—	—
Mortgage loans held for portfolio	815	695	—	695	—	—
Accrued interest receivable	313	313	—	313	—	—
Derivative assets, net(2)	26	26	—	849	—	(823)
Other assets(3)	15	15	15	—	—	—
Liabilities
Deposits	989	989	—	989	—	—
Consolidated obligations:
Bonds	75,768	75,396	—	75,396	—	—
Discount notes	35,929	35,916	—	35,916	—	—
Total consolidated obligations	111,697	111,312	—	111,312	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Accrued interest payable	326	326	—	326	—	—
Derivative liabilities, net(2)	2	2	—	1,195	—	(1,193)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2021
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$55	$55	$55	$—	$—	$—
Interest-bearing deposits	1,125	1,125	1,125	—	—	—
Securities purchased under agreements to resell	15,500	15,500	—	15,500	—	—
Federal funds sold	5,348	5,348	—	5,348	—	—
Trading securities	252	252	—	252	—	—
AFS securities	10,332	10,332	—	8,724	1,608	—
HTM securities	3,211	3,235	—	3,015	220	—
Advances	17,027	17,072	—	17,072	—	—
Mortgage loans held for portfolio	980	981	—	981	—	—
Accrued interest receivable	45	45	—	45	—	—
Derivative assets, net(2)	8	8	—	225	—	(217)
Other assets(3)	25	25	25	—	—	—
Liabilities
Deposits	769	769	—	769	—	—
Consolidated obligations:
Bonds	22,716	22,635	—	22,635	—	—
Discount notes	23,987	23,986	—	23,986	—	—
Total consolidated obligations	46,703	46,621	—	46,621	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	33	33	—	33	—	—
Derivative liabilities, net(2)	5	5	—	169	—	(164)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2022:
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
The Bank’s valuation technique for estimating the fair values of its MBS first requires the establishment of a median vendor price for each security. If three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value) subject to additional validation. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, dealer price estimates for similar securities, and the use of internally modeled prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.
If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.
As of December 31, 2022, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank is subject to credit risk because of the risk of potential nonperformance by its derivative counterparties. To mitigate this risk, the Bank executes uncleared derivative transactions only with highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral credit support agreements with all active derivative dealer counterparties that provide for delivery of margin at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount). The Bank clears its cleared derivative transactions only through clearing agents that meet the Bank’s eligibility requirements, and the Bank’s credit exposure to the clearing house is secured by variation margin received from the clearing house. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2022 and 2021, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	4,024	—	—	4,024
MBS:
GSEs – multifamily	—	7,507	—	—	7,507
PLRMBS	—	—	1,182	—	1,182
Subtotal AFS MBS	—	7,507	1,182	—	8,689
Total AFS securities	—	11,531	1,182	—	12,713
Advances(2)	—	2,059	—	—	2,059
Derivative assets, net: interest rate-related	—	849	—	(823)	26
Other assets	15	—	—	—	15
Total recurring fair value measurements – Assets	$15	$14,440	$1,182	$(823)	$14,814
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,226	$—	$—	$2,226
Derivative liabilities, net: interest rate-related	—	1,195	—	(1,193)	2
Total recurring fair value measurements – Liabilities	$—	$3,421	$—	$(1,193)	$2,228
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2021
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
U.S. obligations – Treasury notes	$—	$250	$—	$—	$250
MBS – Other U.S. obligations	—	2	—	—	2
Total trading securities	—	252	—	—	252
AFS securities:
U.S. obligations – Treasury notes	—	504	—	—	504
MBS:
GSEs – multifamily	—	8,220	—	—	8,220
PLRMBS	—	—	1,608	—	1,608
Subtotal AFS MBS	—	8,220	1,608	—	9,828
Total AFS securities	—	8,724	1,608	—	10,332
Advances(2)	—	1,772	—	—	1,772
Derivative assets, net: interest rate-related	—	225	—	(217)	8
Other assets	25	—	—	—	25
Total recurring fair value measurements – Assets	$25	$10,973	$1,608	$(217)	$12,389
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$627	$—	$—	$627
Derivative liabilities, net: interest rate-related	—	169	—	(164)	5
Total recurring fair value measurements – Liabilities	$—	$796	$—	$(164)	$632
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$23	$—	$23
Total nonrecurring fair value measurements – Assets	$—	$—	$23	$—	$23
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2022 and 2021.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2022 and 2021.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2022 and 2021.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021, and 2020.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2022	2021	2020
Balance, beginning of the period	$1,608	$2,035	$2,597
Total gain/(loss) realized and unrealized included in:
Interest income	55	69	70
(Provision for)/reversal of credit losses	(14)	3	(25)
Other income/(loss)	28	—	—
Unrealized gain/(loss) included in AOCI	(146)	18	(111)
Settlements	(366)	(519)	(499)
Transfers of HTM securities to AFS securities	17	2	3
Balance, end of the period	$1,182	$1,608	$2,035
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(146)	$19	$(111)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$41	$71	$45
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
The following table summarizes     the activity related to financial assets and liabilities for which the Bank elected the fair value option during the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$1,772	$627	$2,147	$111	$4,370	$337
New transactions elected for fair value option	1,120	1,660	670	723	7,070	—
Maturities and terminations	(715)	(15)	(982)	(200)	(9,373)	(225)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(119)	(54)	(62)	(8)	85	—
Change in accrued interest	1	8	(1)	1	(5)	(1)
Balance, end of the period	$2,059	$2,226	$1,772	$627	$2,147	$111
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2022, 2021, and 2020. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2022 and 2021:

	2022			2021
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,106	$2,059	$(47)	$1,706	$1,772	$66
Consolidated obligation bonds	2,278	2,226	(52)	633	627	(6)
(1)    At December 31, 2022 and 2021, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 16 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2022, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at December 31, 2022, and $652.9 billion at December 31, 2021. The par value of the Bank’s participation in consolidated obligations was $113.1 billion at December 31, 2022, and $46.9 billion at December 31, 2021.
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
Off-balance sheet commitments as of December 31, 2022 and 2021, were as follows:

	2022			2021
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$16,591	$6,049	$22,640	$11,842	$4,848	$16,690
Commitments to issue consolidated obligation discount notes, par	300	—	300	—	—	—
Commitments to issue consolidated obligation bonds, par	2,385	—	2,385	—	—	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. At December 31, 2022, the original terms of these standby letters of credit range from 3 days to 15

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

years, including a final expiration in 2037. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $34 million at both December 31, 2022 and 2021. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2022 and 2021.
There were no commitments to fund advances at December 31, 2022 and 2021. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 14 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of December 31, 2022, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $435 million, all of which may be repledged, and cash collateral, including accrued interest, of $694 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2021, the Bank had pledged total collateral of $329 million, including securities with a carrying value of $252 million, all of which may be repledged, and cash collateral, including accrued interest, of $77 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
The Bank may be subject to various pending legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.
Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 5 – Advances, Note 8 – Consolidated Obligations, Note 9 – Affordable Housing Program, Note 11 – Capital, Note 12 – Employee Retirement Plans and Incentive Compensation Plans, and Note 14 – Derivatives and Hedging Activities.

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
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of and for the three-year period ended December 31, 2022, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
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

(In millions)	December 31, 2022	December 31, 2021
Assets:
Advances	$7,269	$3,107
Mortgage loans held for portfolio	80	—
Accrued interest receivable	9	2
Liabilities:
Deposits	$11	$34
Capital:
Capital Stock	$215	$117

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Interest Income:
Advances	$114	$51	$75
Mortgage loans held for portfolio	1	—	—
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at December 31, 2022 and 2021, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During 2022, the Bank extended overnight loans to other FHLBanks for $2.4 billion. During 2021, the Bank extended no overnight loans to other FHLBanks. During 2020, the Bank extended overnight loans to other FHLBanks for $925 million. During 2022, 2021, and 2020, the Bank borrowed $10.4 billion, $140 million and $895 million, respectively, from other FHLBanks. The impact to net interest income related to these transactions was $(1) million for the year ended December 31, 2022 and was de minimis for the years ended December 31, 2021 and 2020.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank Chicago that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. Prior to 2022, the Bank paid a membership fee to the FHLBank of Chicago for its participation in the MPF Program. For the year ended December 31, 2022, the Bank recorded $1 million in transaction services fee expense to the FHLBank Chicago, which was recorded in the Statements of Income as other expense. For the years ended December 31, 2021 and 2020, the Bank recorded $1 million and $2 million, respectively, in MPF membership fee expense and transaction services fee expense to the FHLBank of Chicago, which were recorded in the Statements of Income as other expense.
Note 18 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2022, 2021, and 2020.

(In millions)	2022	2021	2020
Professional and contract services	$28	$28	$36
Travel	2	—	—
Occupancy	11	11	11
Equipment	6	7	6
Other	11	8	7
Total	$58	$54	$60

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
During the three months ended December 31, 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2022 and 2023, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2022 and 2023, two of which were public interest director positions.
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
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.
Board of Directors
The following table sets forth information (ages as of February 28, 2023) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Simone Lagomarsino, Chair(1)	61	2013	2024
F. Daniel Siciliano, Vice Chair(2)(7)(9)	52	2017	2024
David Adame(2)(9)	59	2022	2025
Banafsheh Akhlaghi(2)(8)(10)	54	2022	2025
Jeffrey K. Ball(3)	58	2018	2024
Marangal (Marito) Domingo(1)(10)	62	2018	2025
Ana E. Fonseca(4)(7)(9)	57	2022	2023
Lori R. Gay(2)	60	2021	2024
Melinda Guzman(2)(8)(10)	59	2009	2023
Matthew Hendricksen(5)(8)(10)	43	2020	2023
Chang M. Liu(1)	56	2023	2026
Kevin Murray(2)(8)	62	2008	2023
Joan C. Opp(1)(7)(8)(9)	56	2018	2025
Brian M. Riley(6)(7)(9)	58	2015	2026
Gary L. Trujillo(2)(7)	62	2023	2026
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
(4)    Ms. Fonseca was selected by the Board to fill a vacant California member director position effective July 28, 2022.
(5)    Elected by the Bank’s Nevada members eligible to vote.
(6)    Elected by the Bank’s Arizona members eligible to vote.
(7)    Member of the Audit Committee in 2023.
(8)    Member of the Compensation and Human Resources Committee in 2023.
(9)    Member of the Audit Committee in 2022. Former director Shruti Miyashiro, who resigned from the Board effective June 30, 2022, was also on the Audit Committee in 2022.

(10)    Member of the Compensation and Human Resources Committee in 2022. Former director Scott C. Syphax was also on the Compensation and Human Resources Committee in 2022.

The Board has determined that all Audit Committee members (Audit Committee Chair Joan C. Opp, Audit Committee Vice-Chair F. Daniel Siciliano, and Audit Committee members Ana E. Fonseca, Brian M. Riley, and Gary L. Trujillo), and Board Chair Simone Lagomarsino are “audit committee financial experts” within the meaning of the Securities and Exchange Commission (SEC) rules. For information concerning the experience through which these individuals acquired the attributes required to be deemed audit committee financial experts, refer to the biographical information below. The Bank is required by SEC rules to disclose whether the audit committee financial experts are independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, all of the Bank’s audit committee financial experts are independent. In addition, all of the Bank’s audit committee financial experts are independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

Simone Lagomarsino, Chair
Simone Lagomarsino has been president and chief executive officer of Luther Burbank Corporation, and its subsidiary Luther Burbank Savings, Santa Rosa, California, since January 2019, and a director since November 2018. Beginning in January of 2022, she joined the board of directors of the Federal Reserve Bank of San Francisco head office. From July 2019 to June 2022, Ms. Lagomarsino was on the board of Hannon Armstrong, a real estate investment trust that provides capital to leading companies in the energy efficiency, renewable energy, and other sustainable infrastructure markets. Previously, she was a director of Pacific Premier Bank, Irvine, California, and its holding company, Pacific Premier Bancorp, from April 2017 through November 2018. Ms. Lagomarsino has also been the president and chief executive officer of Western Bankers Association (formerly California Bankers Association) beginning in April 2017 through December 2018. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank and Pacific Premier Bancorp in April 2017. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino’s current position as the principal executive officer of a Bank member, her previous director and executive officer positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino’s qualifications to serve on the Bank’s Board.
F. Daniel Siciliano, Vice Chair
F. Daniel Siciliano is a Stanford Law School fellow (CodeX) and co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently president and CEO of Nikkl, Inc, a fintech start-up that helps individuals and companies access and deploy capital to optimize returns in previously inefficient markets. Mr. Siciliano is the chair of the board of both the American Immigration Council and the Silicon Valley Directors’ Exchange, and serves on the board and as chair of audit for the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chair of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance; his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.

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
Jeffrey (Jeff) K. Ball
Jeffrey (Jeff) K. Ball is the president and chief executive officer of the Orange County Business Council where he represents the interests of local businesses and organizations in promoting the region’s economic prosperity. He is the founder of First Pacific Bank (formerly Friendly Hills Bank), Whittier, California, where he previously served as president and chief executive officer and is currently vice chair. He also currently serves on the board of directors for Mobility21, and Data Center, Inc., as chair of the audit committee. Prior to opening First Pacific Bank he held several office positions with Bank of America Corporation focused on both commercial and investment banking. Mr. Ball is a leading advocate for the importance of financial education in all communities and was the lead petitioner in the establishment of Kinetic Academy, a K-8 charter school located in Huntington Beach, California where he currently serves as vice chair. Mr. Ball is a past chair of the California Bankers Association and Kinetic Academy, past president of the Whittier Host Lions Club and past founding chair of the Whittier Union High School District Foundation. Mr. Ball is also a member by appointment of the Legal Services Trust Fund Commission of the California State Bar which he previously chaired, is a public member of the Accrediting Commission for Community and Junior Colleges and serves on the board of governors of the Los Angeles Area Chamber of Commerce. Mr. Ball frequently guest lectures on financial and economic principles at high schools and universities across the nation. Mr. Ball’s current position as a director and previous service as an executive officer of a Bank member, his previous officer positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.

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
Ana E. Fonseca
Ana E. Fonseca has 36 years’ experience in the financial services industry and has been the president and chief executive officer of Logix Federal Credit Union, Valencia, California, since January 2019. From April 2002 through December 2018, she held leadership roles including executive vice president/chief operating officer and executive vice president/chief financial officer. She is experienced in developing and executing strategies to achieve long term profitable growth, sustain high levels of customer delight, and build high performing teams and has overseen fiscal operations, sales and revenue growth, customer service/experience, lending, risk management, facilities management, information technology, data and financial analytics and business operations. Ms. Fonseca’s current position as the principal executive officer of a Bank member, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Fonseca’s qualifications to serve on the Bank’s Board.
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

Chang M. Liu
Chang M. Liu is president and CEO of Cathay Bank and its holding company Cathay General Bancorp, where he serves on both entities’ board of directors. Mr. Liu has over 31 years of experience in the financial services industry. Mr. Liu joined Cathay Bank in 2014 as senior vice president and assistant chief lending officer. He has held various leadership positions of increasing responsibilities, including executive vice president and chief lending officer in 2016 and chief operating officer in 2018. Before being named president, Mr. Liu was responsible for managing and overseeing all commercial and real estate lending, business development, and various operations. Mr. Liu also serves as a member of the Western Bankers Association board of directors and the American Cancer Society’s CEOs Against Cancer group, on the board of advisors for the UCLA Anderson Forecast, and serves on the board of directors of Foothill Family Service. Mr. Liu’s current position as the principal executive officer of a Bank member, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Liu’s qualifications to serve on the Bank’s Board.
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
Gary L. Trujillo
Gary L. Trujillo is the founder and serves as president and CEO of Southwest Harvard Group, LLC, an investment firm and family office in Phoenix, Arizona. He is also executive chairman of the Standard Printing Company, Inc. Mr. Trujillo has been a serial entrepreneur for over 30 years with significant experience as a CEO, financier, founder, operator, and independent corporate board member, including serving on three publicly traded company boards and multiple privately owned company boards in the technology, healthcare, auto, real estate, and financial services industries. Mr. Trujillo is also recognized nationally as a dedicated community leader, having co-founded the Be A Leader Foundation in 2002, an education-focused nonprofit serving more than 14,000 students per year. Mr. Trujillo’s current and previous experience as an executive officer of an investment firm and other companies, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Trujillo’s qualifications to serve on the Bank’s Board.
Executive Officers
Teresa Bryce Bazemore
Teresa Bryce Bazemore, 63, is currently serving as president and chief executive officer. She has held the position of president and chief executive officer since March 2021. Prior to joining the Bank, Ms. Bazemore served as the president of Radian Guaranty from July 2008 until her retirement in April 2017, where she oversaw the strategic planning, business development, and operations of the mortgage insurance business line. Prior to being appointed as the president of Radian Guaranty, Ms. Bazemore served as executive vice president, general counsel, and corporate secretary from October 2006 to July 2008, and added the role of chief risk officer of Radian Group in February 2007. Before joining the Radian Group, Ms. Bazemore was the vice president, general counsel, and secretary for Nexstar Financial Corporation, from June 2000 to May 2006, and before that she was the general counsel of the mortgage banking line of business at Bank of America from March 1997 to May 2000. Following her retirement from Radian Guaranty, Ms. Bazemore served as a member of the board of directors of FHLBank of Pittsburgh from August 2017 until March 2019, when she relocated to California. In addition, Ms. Bazemore currently is a member of the board of directors of First Industrial Realty Trust, Inc., and the T. Rowe Price Funds where she serves as the audit committee chair. She previously served as a member of the board of directors of Chimera Investment Corporation from November 2017 to February 2021. Professional appointments she has held include: Federal Reserve Bank of Philadelphia Economic Advisory Council, Fannie Mae National Advisory Council, and Consumer Advisory Council of the Federal Reserve.

Joseph E. Amato
Joseph E. Amato, 64, is currently serving as executive vice president and chief financial officer. He has held the position of executive vice president and chief financial officer since May 13, 2021. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020, and served as the Bank’s interim chief financial officer from January 4, 2021, until his appointment as the Bank’s chief financial officer. Prior to joining the Bank, Mr. Amato was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 2019. Prior to that, Mr. Amato served in various capacities at Freddie Mac from 2001 until 2016, most recently serving as senior vice president and CFO, investments and financial planning.
Arlene Coyle
Arlene Coyle, 50, is currently serving as senior vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as assistant vice president, internal audit, and was promoted to vice president in February 2017. Ms. Coyle has over 25 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their Internal Audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, a Certified Financial Services Auditor, and a Certified Diversity Professional.
Kwame Fields
Kwame Fields, 47, is currently serving as senior vice president, chief information security officer, and chief diversity officer. Mr. Fields has held the positions of chief information security officer since December 2017 and chief diversity officer since July 2021. Previously, he was acting chief diversity officer from July 2020 to July 2021. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was a principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and diversity initiatives. Mr. Fields is a Certified Information Systems Security Professional and a Certified Diversity Professional.
Kelly Gear
Kelly Gear, 50, is currently serving as senior vice president, chief of staff. She has held the position of chief of staff and corporate services since January 2022. Ms. Gear joined the Bank in August 2011 as vice president of IT planning and program services. Ms. Gear has over 25 years of management consulting and organizational leadership experience across highly regulated industries, including financial services, pharmaceuticals, and aerospace and defense. Prior to joining the Bank, Ms. Gear served on several executive committees overseeing large-scale global business transformations and strategic initiatives for PricewaterhouseCoopers and Johns Manville, a Berkshire Hathaway company. She is Certified Lean Six Sigma Black Belt and a Certified Diversity Professional.
Anne Segrest McCulloch
Anne Segrest McCulloch, 64, is currently serving as executive vice president, chief legal officer, and corporate secretary. She has held the positions of chief legal officer and corporate secretary since November 2021. She provides legal counsel to the Bank’s management and board of directors on legal and regulatory matters affecting the development and execution of the Bank’s business strategies, policies, and practices. She also directs and manages the Bank’s legal staff, outside counsel, and public affairs team. Ms. McCulloch is a seasoned financial services and housing industry executive and regulatory attorney. Prior to joining the Bank, Ms. McCulloch was president and chief executive office of Housing Partnership Equity Trust from April 2017 through November 17, 2021. Previously, she held several senior positions in the housing sector, including senior vice president, credit and housing access, for Fannie Mae through March 2017.

Mani Massoomi
Mani Massoomi, 45, is currently serving as executive vice president and chief risk officer. He has held the position of chief risk officer since November 2022. He oversees the Bank’s risk management, compliance, model risk, market risk, member and counterparty credit, and related governance frameworks. Previously, Mr. Massoomi served as senior vice president, enterprise risk officer from August 2019 to October 2022. He has over 20 years of experience in risk management, internal audit, banking, capital markets, and technology. Before joining the Bank, Mr. Massoomi was the head of operational and enterprise risk at SoFi in San Francisco. Prior to his tenure at SoFi, he was the audit executive for the domestic and international asset management and enterprise risk management functions at TIAA. His experience also includes positions at Royal Bank of Canada Capital Markets, Millennium Management Hedge Fund, General Motors, and Morgan Stanley. He is a Certified Fraud Examiner, Certified Financial Services Auditor, and Certified Investment and Derivatives Auditor, and holds a Certification in Risk Management Assurance.
Maxine Moir
Maxine Moir, 52, is currently serving as senior vice president and chief human resources officer. She has held the position of chief human resources officer since February 2020. Previously, Ms. Moir was senior vice president and director of human resources from July 2017 to February 2020. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management.
Gregory A. Ward
Gregory A. Ward, 53, is currently serving as executive vice president and chief operating officer. He has held the position of chief operating officer since November 2022. He is responsible for the Bank’s operations, information technology, information security, procurement, corporate services, and community investment departments. Mr. Ward joined the Bank in 2013 as vice president, internal audit, and was promoted to deputy director in June 2016 and to director in January 2017, and has held various positions with increasing responsibilities during his tenure, most recently as chief risk officer from May 2019 to October 2022. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant, Certified Internal Auditor, Certified Anti-Money Laundering Specialist, and Project Management Professional.

Anthony (Tony) T. Wong
Anthony T. Wong, 57, is currently serving as executive vice president and chief banking officer. He has held the position of chief banking officer since April 2020. Previously, Mr. Wong was senior vice president, member financial services, and chief marketing officer. He joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure. Prior to joining the Bank, he worked in the capital markets group at Wells Fargo Nikko Investment Advisors. He is a Certified Mortgage Banker, Accredited Mortgage Professional, and Certified Diversity Professional.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2022. Our named executive officers for 2022 are individuals who served as our principal executive officer(s), our principal financial officer(s), and our other three most highly compensated executive officers.

Compensation and Human Resources Committee
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s board of directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president and each executive vice president, and any senior vice president as of December 31, 2018). For 2022, the Compensation Committee was also responsible for reviewing and making recommendations regarding compensation for the directors. For 2023, the Governance Committee is responsible for reviewing and making recommendations regarding compensation for the directors. For 2023 and 2022, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual executive incentive compensation risk assessment of the Bank’s compensation policies and practices for the Bank’s senior executive officers.
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
The Finance Agency’s Advisory Bulletin 2009-AB-02 outlines several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices. The Finance Agency’s rule setting forth requirements and processes with respect to compensation provided to certain executive officers by FHLBanks and the Office of Finance addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold the compensation of certain FHLBanks and Office of Finance executive officers. The rule also addresses the Director’s authority to approve, in advance, agreements or contracts of certain executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the Office of Finance from paying compensation to certain executive officers that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities. In this regard, the Finance Agency issued a Supervisory Letter in December 2020 that outlines 3 points of guidance related to the Finance Agency’s perspective on FHLBank executive compensation and is intended to provide greater clarity about the factors the Finance Agency considers relevant in making compensation-related determinations. The Compensation Committee has taken into account the guidance of the Finance Agency in determining the Bank’s Executive Compensation Philosophy and executive compensation program.
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
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2022, the Board adopted four corporate goals: the Business and Financial goal, the Risk Management goal, the Community Investment goal, and the Diversity, Equity, and Inclusion (DEI) and People goal.
The Business and Financial goal for 2022 comprised three goal components: (i) Financial Performance – Adjusted Return on Capital (AROC) Spread; (ii) Operating Efficiency – Operating Expense Management; and (iii) Member Business – Advances and Letters of Credit Volume.
The financial performance goal component recognized that an adequate financial return on the private capital that members contribute to the cooperative is important to members as shareholders. The weighting of this goal acknowledged that the return on members’ capital investment was only one of many aspects of the value of membership. The financial performance goal component was expressed as a target percentage of AROC spread, which is the adjusted return on capital less the benchmark yield on capital. The target (100%) level of achievement was set equal to the 2022 base case financial projections in the Bank’s 2022-2024 Strategic Plan, or 1.29%.
The maximum goal was 1.66%, reflecting the optimistic scenario plus an add-on to increase its stretch.
For the operating efficiency goal component, the purpose was to create incentives to operate at or below the Bank’s approved 2022 operating expense budget of $157.2 million and to demonstrate the importance of cost management and operating efficiency. Minimum achievement was set equal to 2022 operating expenses that are 2.0% higher than the 2022 operating expense budget, while the maximum level of achievement was set equal to 2022 operating expenses that are 3.0% lower than the 2022 operating expense budget.
The third component of the Business and Financial goal was designed to focus management on member business and measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, which is a key to enhancing the Bank’s member business franchise and fulfilling the Bank’s mission. The Board set the target achievement levels for the targeted volumes of advances and letters of credit based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target volume levels was commensurate with extending credit to members in a safe and sound manner. The target level of achievement for the advances and letters of credit volume goal is set equal to the 2022 base case in the Bank’s 2022-2024 Strategic Plan, or $27.8 billion. The maximum level of achievement for this third goal component is $35.4 billion, reflecting the optimistic scenario plus an add-on to increase stretch.
The Risk Management goal was comprised of two components goals: (i) Operational Risk Management – Enhance Operational Adaptability and Resilience; and (ii) Information Security Risk Management – Enhance Active Directory Security Configuration and Monitoring.
The first Risk Management goal component was intended to support and strengthen the Bank’s operational resiliency through further enhancements to the operational risk management framework. This goal component was put in place to build upon the momentum of various operational risk management program enrichments and harmonize the Bank’s operational risk and business process taxonomies while considering the current and emerging risk landscape confronting the Bank. This goal component also specified the initiation of deeper technology-focused risk assessments in congruence to industry leading practices, improving the cataloging of risks and associated controls, and building a glidepath to maximizing operational synergies for the various Governance, Risk and Compliance (GRC) processes and GRC-like systems used by various business units across the Bank.
The second Risk Management goal component was intended to minimize cyber security exposure to Bank operations due to insecure configuration of core technology that supports layered architecture components.
The Community Investment goal for 2022 comprised of three component goals: (i) the Nevada Targeted Program; (ii) Community Investment Program (CIP), Advances for Community Enterprise (ACE) Program, Letters of Credit, and Access to Housing and Economic Assistance for Development (AHEAD) Program Product Utilization; and (iii) the Homeownership Counseling Program.
For the first Community Investment goal component, the Bank has committed to take steps to increase the participation of Nevada sponsors and members in the Bank’s Affordable Housing Program (AHP) in 2023. This goal component included offering a voluntary program in 2022 to develop sponsor capacity in Nevada and establish a framework for an “AHP Targeted Fund” for Nevada in 2023. The voluntary program includes providing training that will support the creation of a pipeline of Nevada project sponsors and members to apply to the “AHP General Fund or Targeted Fund.”
Consistent with the Bank’s public policy purpose, the second Community Investment goal component focused management on meeting the Bank’s objective of making advances and credit programs that promote and assist housing and community economic development activities available to members. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members is critical. This goal included achievement levels for: (i) the number of unique members that used an advance or letter of credit under the CIP or ACE Program and (ii) the number of unique members that received an award in the AHEAD Program during 2022.
Under the third Community Investment goal component, as part of the Bank’s Strategic Homeownership Initiative, the Bank offered a homeownership counseling program which included grants as well as a member matching contribution component to help expand the capacity of HUD-approved housing counseling agencies to serve more aspiring and at-risk homeowners in communities of color.
The DEI and People goal for 2022 comprised of three components goals: (i) DEI – Supplier Diversity; (ii) DEI – Workplace Diversity; and (iii) Talent.
For the first DEI and People goal component, the purpose was to increase addressable spend by providing additional opportunities to maintain or increase spend with people of color or diverse suppliers including increasing bid opportunities for people of color or diverse suppliers. This goal component also required additional people of color and diverse supplier sourcing, outreach, and supplier development.
The second DEI and People goal component was intended to increase participation from diverse employees in leadership development programs by expanding participation in employee development programs such as the McKinsey Leadership Development and Platinum Exchange Programs. To achieve the highest level of target participation, management was required to identify potential participants that were not in the pool of program participants from prior years, which would complement the completion of talent reviews to the director level which will aid in the identification of leadership development candidates.
Under the third DEI and People goal component, management would identify key talent and build a diverse talent pipeline. This goal component included expanding the talent review process by conducting cross-functional talent reviews through director level and expanding succession planning efforts to include executive vice presidents, senior vice presidents and managing directors.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s Strategic Plan and reflect strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2022 strategic objectives were to: (i) enhance membership value and business utilization; (ii) continually improve organizational performance; (iii) attract, develop, and retain high performing talent; and (iv) expand community investment impact across the district.

The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2022, the achievement levels of each of the four Bank corporate goals (the Business and Financial goal, the Risk Management goal, the Community Investment goal, and the DEI and People goal) were weighted at 80% in the aggregate with the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.

The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan (EIP) for 2022 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2022, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.
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
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In 2022, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives with those at commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group for comparison, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2022 executive compensation levels and to check, evaluate, and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.

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
The Bank’s short-term cash incentive compensation component of the EIP rewards the named executive officers and other executive officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a long-term period. This structure is designed to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and balance risk and reward.
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
The EIP provides that the Board will establish award levels prior to each of the performance periods for the total Annual Award, the Year-End Award, and the Deferred Award. A performance period for the Year-End Award, is the one-calendar-year period over which fifty percent (50%) of the Annual Award can be earned and vested (Annual Performance Period). The related Deferred Award can vest at completion of the following three-calendar-year performance period (Deferral Performance Period).
Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP for 2022, the Board defined “Minimum,” “Meets,” and “Maximum” achievement levels for each performance goal to determine the amount of the award. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. The EIP provides that in determining the appropriate performance goals and qualifiers the Board will, among other things: balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks; make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and monitor the success of the performance goals and qualifiers, taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.
Under the EIP for 2022, the Board established 2022 performance goals for the Annual Award, which, as discussed above, were the Business and Financial goal, Risk Management goal, Community Investment goal, and DEI and People goal.
For the 2022 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Business and Financial	40.0%	32.0%	20.0%	16.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
Community Investment	20.0%	16.0%	10.0%	8.0%
DEI and People	20.0%	16.0%	20.0%	16.0%
Total	100.0%	100.0%	100.0%	100.0%
For the EIP for 2022, performance goal measures range from 75% of target (Minimum) to 150% of target (Maximum).
The achievement levels in the EIP for 2022 were designed to reward senior executive officers for achievement of the Bank’s corporate goals and objectives as described above, based on a target level of achievement for all corporate goals and the officer's individual goal(s). The Maximum achievement level was designed to reward senior executive officers when the Bank and the individual officer achievements far exceed the target level. The Maximum achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, considering each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2022 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
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
The following table shows the total incentive award levels for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2022 under the EIP for the eligible senior executive officers.

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
The following are the performance qualifiers for 2022 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.

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
In addition, if the Bank realizes actual losses during the Deferral Performance Period, or other measures or aspects of performance related to the annual Performance Period or Deferral Performance Period are realized that would have caused a reduction in the amount of the final award (i.e., the amount of the earned and vested Annual Award and Deferred Award) calculated for the Annual Performance Period or Deferral Performance Period, then the remaining amount of the final award to be paid at the end of the Deferral Performance Period may be reduced to reflect this additional information. Furthermore, if a participant breaches the terms of a non-solicitation and non-disclosure agreement with the Bank executed as a condition to participating in the EIP, all the participant’s unpaid vested and unvested awards may be forfeited.
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
The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, an annual compounding interest rate of 6% is applied to any Deferred Awards. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and completion of any required regulatory review. The EIP for 2022 also includes a “cap” on the total incentive award payout for any particular year where the sum of the Year-End Award plus the Deferred Award vesting after three years and the interest earned on such Deferred Award does not exceed the senior executive officers’ base salary for that calendar year.
The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results. The EIP for 2022 also provides that the Board may apply a “multiplier” to an individual’s Annual Award to account for individual performance not captured in his or her individual performance goals, positive or negative, but not to result in an award level below Minimum or above Maximum.
For additional information regarding awards granted under the EIP for 2022, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
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

For 2022, the maximum annual before-tax employee contribution to the Savings Plan was limited to $20,500 (or $27,000 for participants age 50 and over), and not more than $305,000 of an employee’s annual compensation could be considered in computing the employee's benefits under the Savings Plan.
Cash Balance Plan and the Financial Institutions Retirement Fund
The Bank began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2022, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $305,000.
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
Under the Original BEP, a participant's Supplemental Cash Balance Benefits are paid in a single life annuity commencing at the later of age 65 or termination of employment, unless the participant elects an optional time and form of payment. The optional forms of payment are a lump sum, or any other optional form then permitted under the Cash Balance Plan. Under the Original BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten installments upon retirement, termination of employment, death, or a specific date after termination of employment. Also, a participant can change the time and form of payment for the Supplemental Cash Balance Benefit at any time, but if the election provides for payment prior to age 65, then payment will not be made until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment. Similarly, a participant may elect at any time to change the payout schedule of one or more of the participant's Supplemental BEP Savings Benefit accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election, unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.
Prior to 2020, participants were permitted to make up to five separate payout elections (a payout date and form of payment) with respect to the Supplemental BEP Savings Benefit under the Original BEP and under the New BEP. Beginning in 2020, participants are permitted each calendar year to elect a different time and form of distribution for deferrals made in that calendar year.
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2022 is $20,500. Such payment is known as a limited cashout and applies to a participant’s Supplemental Cash Balance Benefit and Supplemental BEP Savings Benefit, including excess contributions and matching contributions.
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
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2022 is $20,500. Such payment is known as a limited cashout and applies to a participant’s make-up Cash Balance Plan benefits, including participant deferrals and the Bank’s contributions.
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
The Bank’s eligible senior executive officers, including the named executive officers (other than Mr. Amato), are participants in Schedule A and the president and chief executive officer is a participant in Schedule D.
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
Compensation and Human Resources Committee
Matthew Hendricksen, Chair
Joan C. Opp, Vice Chair
Banafsheh Akhlaghi
Melinda Guzman
Kevin Murray

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Compensation(1)		Change in Pension Value and Non-Qualified Deferred Compensation(\2)		All Other(3)(4) Compensation		Total
Teresa Bazemore(5)	2022	$910,000	$—		$904,200		$415,827		$178,381	(6)	$2,408,408
President and	2021	$696,023	$100,000	(7)	$662,500		$205,378		$160,950	(8)	$1,824,851
Chief Executive Officer

Joseph Amato(9)	2022	500,000	177,418	(10)	421,800		49,204		30,368		1,178,790
Executive Vice President	2021	319,178	175,000	(11)	260,600		96,122		31,590		882,490
and Chief Financial Officer

Greg Ward(12)	2022	485,000	—		448,044	(13)	—	(14)	32,494		965,538
Executive Vice President	2021	460,000	—		421,983		270,113		27,789		1,179,885
and Chief Risk Officer	2020	415,000	100,000	(15)	427,218		486,728		35,372		1,464,318

Anne Segrest McCulloch(16)	2022	476,649	112,500	(17)	400,700		160,413		104,386	(18)	1,254,648
Executive Vice President
and Chief Legal Officer

Tony Wong(19)	2022	417,000	—		343,400		29,708		27,874		817,982
Executive Vice President	2021	373,309	—		253,700	(20)	118,726		27,309		773,044
and Chief Banking Officer
(1)The amounts reflect the total Annual Awards under the EIPs for 2022, 2021 and 2020, as applicable, for services performed during the fiscal year ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Fifty percent (50%) of the total Annual Awards are earned and vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining fifty percent (50%) of the total Annual Awards are deferred for a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIPs is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. The amounts also reflect interest for any vested Deferred Awards under the EIPs. For the total Annual Award for 2022 under the EIP for 2022, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
(2)Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank’s qualified and non-qualified defined benefit plans to the extent applicable (i.e., Cash Balance Plan; frozen FIRF; restored benefits under the Benefit Equalization Plan (BEP); make-up retirement benefits under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers' DCP accounts.
(3)Includes perquisites and premiums for disability and life insurance paid by the Bank. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank may pay the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable but is known to be de minimis.
(4)Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.
(5)Ms. Bazemore became president and chief executive officer effective March 15, 2021.
(6)Of this amount, $120,000 represents reimbursement of relocation costs to Ms. Bazemore.
(7)Represents payment of a sign-on payment in accordance with Ms. Bazemore’s employment agreement.
(8)Of this amount, $112,903 represents reimbursement of relocation costs to Ms. Bazemore.
(9)Mr. Amato became the interim chief financial officer effective January 5, 2021, and the chief financial officer effective May 13, 2021.
(10)Represents a payment of a special award in recognition of his service as chief financial officer.
(11)Represents a payment of a special award in recognition of his service as interim chief financial officer.
(12)Mr. Ward, who previously served as chief audit executive, became chief risk officer in May 2019 and chief operating officer effective November 1, 2022.
(13)This amount represents an award earned by Mr. Ward in the amount of $336,900 under the Bank’s EIP for 2022 as the Bank’s chief risk officer, $75,300 under the EIP for 2022 as the Bank’s chief operating officer, and $35,844 in interest for the Deferred Award under the EIP for 2018.
(14)In accordance with the Securities and Exchange Commission (SEC) rules, negative changes in pension value are not included in this table. The negative change in pension value for Mr. Ward is $70,498.
(15)This amount represents a discretionary cash incentive compensation award.
(16)Ms. McCulloch became the chief legal officer effective November 18, 2021.
(17)Represents a payment of a sign-on payment.
(18)Of this amount, $75,924 represents reimbursement of relocation costs to Ms. McCulloch.
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

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2022	Plan Period	Payout Date	Threshold	Target	Maximum
Teresa Bazemore	Year-End Award	2022	February 2023	$227,500	$364,000	$455,000
	Deferred Award	2023-2025	February 2026	227,500	364,000	455,000
Joseph Amato	Year-End Award	2022	February 2023	100,000	162,500	212,500
	Deferred Award	2023-2025	February 2026	100,000	162,500	212,500
Greg Ward	Year-End Award	2022	February 2023	97,000	157,650	206,150
	Deferred Award	2023-2025	February 2026	97,000	157,650	206,150
Anne Segrest McCulloch	Year-End Award	2022	February 2023	95,000	154,400	201,900
	Deferred Award	2023-2025	February 2026	95,000	154,400	201,900
Tony Wong	Year-End Award	2022	February 2023	83,400	135,550	177,250
	Deferred Award	2023-2025	February 2026	83,400	135,550	177,250
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2022 that could have been earned by the respective executive officers for 2022. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2022 for each named executive officer are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2022 is subject to the satisfaction of certain requirements and qualifiers, and completion of regulatory review. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.” Mr. Ward’s estimated payout ranges are prorated under the EIP for his service as the chief risk officer and as the chief operating officer.
Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice, subject to contractual obligations, if any.
The 2022 annual base salaries as of December 31, 2022, for the 2022 named executive officers who served as of December 31, 2022, were as follows: Teresa Bryce Bazemore, $910,000; Joseph Amato, $500,000; Anne Segrest McCulloch, $475,000; Greg Ward, $530,000; and Tony Wong, $417,000.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the executive vice presidents (other than Mr. Amato), and any senior vice president as of December 31, 2018, who are defined in the Senior Officers’ Policy as “Corporate Senior Officer.” The Senior Officers' Policy provides severance benefits if the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance under the Senior Officers' Policy is equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Senior Officers' Policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.
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
The Board believes that the level of severance benefits for each named executive officer who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2022 named executive officers who are eligible under the Senior Officers’ Policy currently serving had been terminated on December 31, 2022, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency regulatory review) applying the Senior Officers’ Policy would have been as follows: Anne Segrest McCulloch, $109,822; Greg Ward, $311,045; and Tony Wong, $417,329.
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
The employment agreement provides for a severance payment equal to (i) two times her Salary (as defined in her employment agreement); and (ii) two times her Annual Incentive Amounts (as defined in her employment agreement) and continued benefits if Ms. Bazemore’s employment is terminated under certain circumstances in connection with a Change in Control (as defined in her employment agreement) of the Bank. Had Ms. Bazemore’s employment been terminated in connection with a Change in Control on December 31, 2022, the approximate value of the benefits payable to Ms. Bazemore would have been $2,277,354, excluding amounts of any outplacement services.
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
The employment agreement also provides that if Ms. Bazemore’s employment is terminated due to the expiration of the initial three-year term and the Board decided not to extend her employment for any additional term, Ms. Bazemore would be entitled to all Accrued Benefits (as defined in her employment agreement) and to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the EIP award for the year in which the termination occurs; and all Deferred Awards will be treated as fully vested (Severance Payment).
The employment agreement further provides that if Ms. Bazemore was terminated without Cause (as defined in her employment agreement) or if she terminated her employment for Good Reason (as defined in her employment agreement) at any time, Ms. Bazemore would be entitled to receive severance payments equal to the Severance Payment and all Accrued Benefits. Had Ms. Bazemore been terminated under these circumstances on December 31,

2022, the approximate value of the benefits, payable to Ms. Bazemore, excluding amounts of any Accrued Benefits, would have been $213,649.
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
The employment agreement also provided that Mr. Amato acknowledges and agrees that notwithstanding any terms to the contrary in the Bank’s EIP, SERP, and Corporate Senior Officer Severance Policy, such plans and policy would not apply to him in connection with his employment under the employment contract; and the Special Award is in lieu of any and all payments or rights that might otherwise have been available to him under such plans and policy.
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
Additionally, Amendment No. 1 provides that beginning with the Second Term, Mr. Amato will also be eligible to participate in the Bank’s EIP. For the Second Term, Mr. Amato continues to acknowledge that the SERP and the Corporate Senior Officer Severance Policy will not apply to him during the Second Term or any Mutual Extension.
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
On October 18, 2022, in accordance with the Mutual Extension, the Bank and Mr. Amato entered into an amendment to his employment agreement to mutually extend the term of his employment following the expiration of the Second Term to March 31, 2024 (Amendment No. 2).
Under the terms of Amendment No. 2, in recognition of Mr. Amato’s extended service as the Bank’s Executive Vice President and CFO, Mr. Amato will be eligible for a fully discretionary “Third Special Award” of up to an amount equal to the actual foregone benefits under the Bank’s SERP and Cash Balance Plan (and related Benefit Equalization Plan) for the 2020 to 2024 plan years reduced by any payments made under the Second Special Award (as defined in Amendment No. 1) and further reduced by any benefits under the Bank’s Cash Balance Plan (and related Benefit Equalization Plan) that become fully vested in recognition of his service as CFO and based on his performance in connection with his duties and responsibilities as the Bank’s principal financial officer.
If Mr. Amato’s employment is terminated at any time by the Bank without Cause or if he terminates his employment for Good Reason, then Mr. Amato shall be entitled to receive an amount equal to his remaining salary, as well as all Accrued Benefits. In addition, Mr. Amato will be entitled to any earned but unpaid amount of the fully discretionary Second Special Award on a pro rata basis for the period up to the date the termination occurs and shall be entitled to receive the Severance Payment (but if Mr. Amato is otherwise entitled to any EIP Awards by operation of the EIP and receives such amount(s), then Mr. Amato would receive the greater of such EIP Awards or the EIP Awards calculated as Severance Payment, but in no event shall Mr. Amato receive both). Had Mr. Amato been terminated under these circumstances on December 31, 2022, the approximate value of the benefits, payable to Mr. Amato, excluding amounts of any Accrued Benefits, would have been $147,847.
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
For 2022, Ms. Bazemore, as president and chief executive officer, was awarded an Annual Award under the EIP of $904,200. Ms. Bazemore’s award was based on the Bank’s 2022 overall achievement level of 148.0%, which comprised the following achievement levels for the Bank’s four corporate goals: 150% for the Business and Financial goal;150% for the Risk Management goal; 140% for the Community Investment goal; and 150% for the DEI and People goal, along with her 2022 achievement level for her individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of the other 2022 named executive officers for their respective individual goals, the following Annual Awards under the EIP for 2022 were awarded: Joseph Amato, $421,800; Greg Ward, $412,200; Anne Segrest McCulloch, $400,700; and Tony Wong, $343,400.
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
The following table shows the two components of the total Annual Awards for the named executive officers approved by the Board under the EIP for 2022.

(In whole dollars)	EIP for 2022
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Teresa Bazemore	$452,100	$452,100	$904,200
Joseph Amato	210,900	210,900	421,800
Greg Ward(3)	206,100	206,100	412,200
Anne Segrest McCulloch	200,350	200,350	400,700
Tony Wong	171,700	171,700	343,400
Total			$2,482,300
(1)The Year-End Award is 50 percent of the total Annual Award and is included in the Summary Compensation Table.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2026. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.
(3)The Annual Award under the EIP for 2022 for Mr. Ward represents the prorated amount under the EIP for his service as the chief risk officer and as the chief operating officer.

In reviewing the Bank’s 2022 performance, the Board recognized the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving performance goals and objectives at a very high level. The Board recognized Ms. Bazemore’s achievements and her efforts, in particular, with respect to her leading the Bank through a continued period of economic uncertainty and leadership transition. Additionally, in support of employee engagement, Ms. Bazemore led the Bank’s workforce through a transition from being fully remote to participating in the Bank’s hybrid work program.
With respect to the achievement level of the financial performance goal component of the Business and Financial goal for 2022, the full year AROC spread was 2.89%.
To support the achievement level for the operating efficiency goal component of the Business and Financial goal for 2022, full year operating expenses were $151 million, which was below the Bank’s 2022 operating expense budget.
To support the achievement level of the member business goal component of the Business and Financial goal for 2022, which measured how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, the Bank’s average daily balance for advances and letters of credit for 2022 was $51.5 billion and $17.0 billion, respectively, for a total of $68.5 billion.
For the accomplishments relating to the Business and Financial goal for 2022 discussed above, management received an overall achievement level of 150%.
To support the achievement level of the first goal component of the Risk Management goal for 2022, management successfully surpassed its Operational Risk Assessment plan objectives, developed a holistic process taxonomy for the Bank, completed a detailed mapping of risk and controls to various Information Technology industry standard frameworks/regulations, and formulated a Governance Risk and Compliance (GRC) platform roadmap outlining a glidepath to help identify operational synergies.
To support the achievement level of the second goal component of the Risk Management goal for 2022, which was intended to minimize cyber security exposure to Bank operations, management defined an “active directory” baseline based on leading industry guidance, identified and acquired tools and processes to implement configuration settings for “active directory,” and implemented the configuration settings for the “active directory.”
For the accomplishments relating to the Risk Management goal for 2022 discussed above, management received an overall achievement level of 150%.
For the first goal component of the Community Investment goal for 2022, the Bank executed an agreement with the Nevada Housing Coalition to administer the “Voluntary Capacity Building Program,” established a framework for the new Nevada AHP Target Fund (which includes technology, governance, and programmatic components) and obtained board approval to offer the Nevada Targeted Fund in 2023.
With respect to the second goal component of the Community Investment goal for 2022 to make advances and credit programs that promote and assist housing and community economic development activities available to members, the Bank met the target goal level in 2022.
For the third goal component of the Community Investment goal for 2022, as part of the Bank’s Strategic Homeownership Initiative, fourteen (14) Bank members participated in the Bank’s newly created matching grant homeownership counseling program focused on increasing sustainable home ownership.
For the accomplishments relating to the Community Investment goal for 2022 mentioned above, management received an overall achievement level of 140%.
The DEI and People goal for 2022 comprised of three components goals: (i) DEI – Supplier Diversity; (ii) DEI – Workplace Diversity; and (iii) Talent.

For the first DEI and People goal component, management worked with new and existing partners to identify diverse suppliers with the purpose of increasing addressable spend by providing additional opportunities to maintain or increase spend with people of color or diverse suppliers. As a result, the percentage of contracts where a diverse supplier was considered was 87% of the Bank’s total vendor contracts.
To support the achievement level of the second DEI and People goal component, management increased participation from diverse employees in leadership development programs to 88 employees, a meaningful increase from 2021.
Under the third DEI and People goal component for 2022, management completed talent reviews for EVPs, SVPs, MDs, Senior Directors, and Directors, team calibrations, and Leadership Team composition in order identify key talent and build a diverse talent pipeline and succession planning. For the accomplishments relating to the DEI and People goal for 2022 mentioned above, management received an overall achievement level of 150%.

Pension Benefits Table
The following table provides the present value of accumulated retirement and pension-related benefits payable as of December 31, 2022, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Teresa Bazemore	Cash Balance Plan	1.250	$31,244	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	1.250	58,819	—
	Deferred Compensation Plan	1.250	—	—
	Supplemental Executive Retirement Plan(2)	1.750	531,142	—

Joseph Amato	Cash Balance Plan	1.667	36,217	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	1.667	28,266	—
	Deferred Compensation Plan	1.667	7,620	—
	Supplemental Executive Retirement Plan(3)	N/A	—	—

Greg Ward	Cash Balance Plan	8.667	203,058	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	8.667	142,813	—
	Deferred Compensation Plan	8.667	—	—
	Supplemental Executive Retirement Plan(2)	6.000	994,665	—

Anne Segrest McCulloch	Cash Balance Plan	0.583	10,570	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	0.583	6,253	—
	Deferred Compensation Plan	0.583	—	—
	Supplemental Executive Retirement Plan(2)	1.083	154,982	—

Tony Wong	Cash Balance Plan	27.250	771,646	—
	Financial Institutions Retirement Fund	0.250	1,960	—
	Benefit Equalization Plan	27.250	106,832	—
	Deferred Compensation Plan	27.250	28,655	—
	Supplemental Executive Retirement Plan(2)	1.667	235,660	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2022 (measured December 31, 2022) was calculated using a discount rate of 4.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Prior to the Bank withdrawing from the FIRF, Mr. Wong was a participant in the plan. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.
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
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2022, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2022 Executive Contributions(1)	2022 Bank Contributions	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2022 Aggregate Balance
Teresa Bazemore	2022	$—	$—	$—	$—	$—	$—
President and
Chief Executive Officer

Joseph Amato	2022	—	125	—	(5)	—	120
Executive Vice President and
Chief Financial Officer

Greg Ward	2022	—	—	—	—	—	—
Executive Vice President and
Chief Operating Officer

Anne Segrest McCulloch	2022	—	—	—	—	—	—
Executive Vice President and
Chief Legal Officer

Tony Wong	2022	—	141	—	(9)	—	132
Executive Vice President and
Chief Banking Officer
(1)The 2022 executive contributions made by Mr. Amato and Mr. Wong are included in the “Non-Equity Incentive Payment” columns in the SCT.
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

CHIEF EXECUTIVE OFFICER PAY RATIO
For the year ended December 31, 2022, the ratio of the Bank’s chief executive officer’s total compensation for 2022 to the Bank’s median of the annual total compensation for 2022 of all our employees, except the chief executive officer (Median Employee) is 10.71:1. For total compensation for the Bank’s chief executive officer and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees. The calculation also included amounts attributable to change in pension value, which will vary among employees based upon their tenure at the Bank. For 2022, the total annualized compensation of the Median Employee was $224,913, and the total annualized compensation of the chief executive officer was $2,408,408.
The Bank identified the Median Employee by calculating the 2022 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2022 and ranking the 2022 total compensation for all such employees (a list of 295 employees) from lowest to highest, excluding the chief executive officer. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the board of directors and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2022

(In whole dollars)
Name of Directors serving during 2022	Fees Earned or Paid in Cash
Simone Lagomarsino(1)	$150,000
F. Daniel Siciliano(2)	136,500
David Adame	123,000
Banafsheh Akhlaghi	123,000
Jeffrey K Ball	130,000
Marangal L. Domingo	130,000
Ana F. Fonseca(3)	62,064
Lori Gay	123,000
Melinda Guzman	130,000
Matthew Hendricksen	123,000
Shruti Miyashiro(4)	67,000
Kevin G. Murray	130,000
Joan C. Opp	132,500
Brian M. Riley	132,500
Scott C. Syphax(5)	132,500
Virginia A. Varela(5)	130,000
Total	$1,955,064
(1)Ms. Lagomarsino served as Chair during 2022 and is serving as Chair for 2023.
(2)Mr. Siciliano served as Vice Chair during 2022 and is serving as Vice Chair for 2023.
(3)Ms. Fonseca began serving as a member of the Board effective July 28, 2022.
(4)Ms. Miyashiro resigned as a member of the Board effective June 30, 2022.
(5)Mr. Syphax and Ms. Varela’s terms as members of the Board expired effective December 31, 2022.
On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The board of directors Compensation and Expense Reimbursement Policy for 2022 (2022 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the board of directors and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$95,000	$55,000	$150,000
Vice Chair	81,500	55,000	136,500
Audit, Compensation and HR, and Risk Committee Chairs	77,500	55,000	132,500
All Other Committee Chairs	75,000	55,000	130,000
Other Directors	68,000	55,000	123,000
Under the 2022 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the board of directors. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the board of directors (month end February, April, June, August, October, and December). In addition, each director received a fee of $11,000 for attending any portion of five of the six regularly scheduled two-day board of director meetings, subject to the annual maximum of $55,000.
The 2022 Directors Compensation Policy provided that a director could receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the board of directors or committees by telephone or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2022 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits. For 2022, the Board permitted optional meeting attendance by video conferencing in lieu of in-person meeting attendance.
Under the 2022 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend at least 75% of all regular and special meetings of the board of directors and the director's assigned committees for the year, or if the board of directors determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if he or she attended the regular board of director meeting, as well as at least one assigned committee meeting during the board of directors’ regularly scheduled two-day meetings.
Under the 2022 Directors Compensation Policy, the Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.
For expense reimbursement purposes, directors' official duties included:
•Meetings of the board of directors and board committees,
•Meetings requested by the Finance Agency and FHLBank System committees,
•Meetings of the Council of FHLBanks and its committees,
•Meetings of the Bank’s Affordable Housing Advisory Council,
•Events attended on behalf of the Bank when requested by the president in consultation with the chair,
•Other events attended on behalf of the Bank with the prior approval of the chair,
•Director education events attended that are consistent with the Bank’s Director Education Guidelines, and with the prior approval of the chair (and in the case of the chair, the chair of the Governance Committee), and
•National Association of Corporate Directors Annual Meeting.
The 2022 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2022 Directors Compensation Policy also provides that directors are provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.

The Board adopted a board of directors Compensation and Expense Reimbursement Policy for 2023, which is substantially similar to the 2022 Directors Compensation Policy, with no increases in director fees for 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2023.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Silicon Valley Bank	5,400,000	13.7%
3003 Tasman Drive
Santa Clara, CA 95054

First Republic Bank	5,298,839	13.4
111 Pine Street
San Francisco, CA 94111

City National Bank	2,903,190	7.4
555 South Flower Street
Los Angeles, CA 90071
Total	13,602,029	34.5%
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2023.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	First Pacific Bank	Whittier	CA	15,445	—%
Marangal (Marito) Domingo	First Technology Federal Credit Union	San Jose	CA	1,289,668	3.3
Ana E. Fonseca	Logix Federal Credit Union	Valencia	CA	307,260	0.8
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	8,370	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	12,589	—
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	17,795	—
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	23,806	0.1
Matthew Hendricksen	Cerity Insurance Company	Reno	NV	4,149	—
Simone Lagomarsino	Luther Burbank Savings	Santa Rosa	CA	345,025	0.9
Chang M. Liu	Cathay Bank	Los Angeles	CA	172,500	0.4
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	162,000	0.4
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	23,322	0.1
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	56,486	0.1
Total				2,438,415	6.1%

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

Director Independence
General
Under the rules of the Securities and Exchange Commission (SEC), the Bank is required to identify directors who are independent, and members of the Board’s Audit Committee and Compensation and Human Resources Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank’s capital stock is not listed on a national securities exchange or automated quotation system, and the Bank’s board of directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Audit Committee set forth in the rules of the Federal Housing Finance Agency (Finance Agency), and looks to the Finance Agency’s independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).
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
Director Independence under the Finance Agency Regulations
The Finance Agency director independence rule provides that a director is sufficiently independent to serve as a member of the Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships under the Finance Agency’s independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; or (iv) being an immediate family member of an individual who is or who has been a Bank executive officer within the past five years.
Although the Finance Agency’s independence standard only applies by regulation to members of the Audit Committee, the Bank’s Board looks to this standard for purposes of determining independence of all Bank directors.
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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2022 were, and all current directors are, independent.

Director Independence under the NASDAQ Rules
For purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the NASDAQ rules. The NASDAQ standard requires the Board to make an affirmative determination that the director does not have a relationship with the Bank that would impair his or her independence. “Independent director” under the NASDAQ rules means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
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
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Adame, Ms. Akhlaghi, Ms. Gay, Ms. Guzman, Mr. Siciliano, and Mr. Trujillo, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2022, were independent in 2022 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities. Using the NASDAQ rules, the following former non-member director who served in 2022 was considered independent by the Board because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities as a director: Mr. Syphax.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2022, were independent in 2022 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Ms. Fonseca, Mr. Hendricksen, Ms. Lagomarsino, Mr. Liu, Ms. Opp, and Mr. Riley. Using the NASDAQ rules, the following former member directors who served in 2022 were considered independent by the Board because they had no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Ms. Miyashiro and Ms. Varela.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2022 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2022 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards, all Compensation and Human Resources Committee members who served in 2022 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Using the NASDAQ rules, the following director who served on the Compensation and Human Resources Committee in 2022 was not considered independent because his member institution exceeded the limits of the payment and revenue relationship test in 2021: Mr. Domingo. Using the NASDAQ rules, the following director who is serving on the Compensation and Human Resources Committee in 2023 is not considered independent because his organization exceeded the limits of the payment and revenue relationship test in 2020: Mr. Murray.
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2022 were independent and all current Governance Committee members are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2022 and 2021, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2022	2021
Audit fees	$1.4	$1.3
All other fees	—	—
Total	$1.4	$1.3
Audit Fees. Audit fees during 2022 and 2021 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2022 and 2021 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2022 and 2021.
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
In 2022 and 2021, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b)    Exhibits

Exhibit No.	Description
3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco, incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 25, 2022, incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022 (Commission File No. 000-51398)

4.1	Description of Registered Securities

4.2	Capital Plan, as amended and restated effective December 14, 2020, incorporated by reference to Exhibit 4.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2023

10.2	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.4	Form of Director Indemnification Agreement, effective May 15, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.5	Form of Director Indemnification Agreement, effective July 28, 2022

10.6	Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.7	Form of Senior Officer Indemnification Agreement, effective June 9, 2021, incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.8
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2022 (Commission File No. 000-51398)

10.9	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated February 19, 2021, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2021 (Commission File No. 000-51398)

10.10	Board Resolution for 2023 Board of Directors Compensation and Expense Reimbursement Policy

10.11	Executive Incentive Plan, as amended and restated March 29, 2019; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; and Appendix VI, as approved January 31, 2020; Appendix VII, as approved May 28, 2021; and Appendix VIII, as approved December 10, 2021, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022 (Commission File No. 000-51398)

10.12	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.13	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.15	Corporate Senior Officer Severance Policy, as amended and restated on July 30, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2021 (Commission File No. 000-51398)

10.16	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.17	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer
March 10, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

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

/S/ ANA E. FONSECA
Ana E. Fonseca Director

/S/ LORI R. GAY
Lori R. Gay Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ MATTHEW HENDRICKSEN
Matthew Hendricksen Director

/S/ CHANG M. LIU
Chang M. Liu Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ JOAN C. OPP
Joan C. Opp Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ GARY L. TRUJILLO
Gary L. Trujillo Director