Form 10-Q
period 2023-03-31
Federal Home Loan Bank of San Francisco
filed 2023-05-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2023
Class B Stock, par value $100 per share	42,010,587

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$17	$9
Interest-bearing deposits	3,760	3,677
Securities purchased under agreements to resell	11,100	7,000
Federal funds sold	9,427	4,719
Trading securities	1	1
Available-for-sale (AFS) securities, net of allowance for credit losses of $28 and $30, respectively (amortized cost of $13,394 and $12,757, respectively)(a)	13,320	12,713
Held-to-maturity (HTM) securities (fair values of $2,068 and $2,136, respectively)	2,104	2,181
Advances (includes $2,392 and $2,059 at fair value under the fair value option, respectively)	101,541	89,400
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	801	815
Accrued interest receivable	178	313
Derivative assets, net	6	26
Other assets	238	202
Total Assets	$142,493	$121,056
Liabilities:
Deposits	$1,022	$989
Consolidated obligations:
Bonds (includes $782 and $2,226 at fair value under the fair value option, respectively)	95,034	75,768
Discount notes	37,356	35,929
Total consolidated obligations	132,390	111,697
Mandatorily redeemable capital stock	95	5
Accrued interest payable	508	326
Affordable Housing Program (AHP) payable	123	111
Derivative liabilities, net	11	2
Other liabilities	272	203
Total Liabilities	134,421	113,333
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
40 shares and 38 shares, respectively	4,007	3,758
Unrestricted retained earnings	3,356	3,262
Restricted retained earnings	770	732
Total Retained Earnings	4,126	3,994
Accumulated other comprehensive income/(loss) (AOCI)	(61)	(29)
Total Capital	8,072	7,723
Total Liabilities and Capital	$142,493	$121,056
(a)At March 31, 2023, and December 31, 2022, $864 million and $435 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Interest Income:
Advances	$1,163	$39
Interest-bearing deposits	50	—
Securities purchased under agreements to resell	92	1
Federal funds sold	130	3
AFS securities	190	54
HTM securities	24	7
Mortgage loans held for portfolio	7	17
Total Interest Income	1,656	121
Interest Expense:
Consolidated obligations:
Bonds	920	12
Discount notes	435	6
Deposits	13	—
Borrowings from other Federal Home Loan Banks	1	—
Total Interest Expense	1,369	18
Net Interest Income	287	103
Provision for/(reversal of) credit losses	(1)	(3)
Net Interest Income After Provision for/(Reversal of) Credit Losses	288	106
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	1	(21)
Net gain/(loss) on derivatives	(34)	8
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	28
Standby letters of credit fees	5	4
Other, net	2	(1)
Total Other Income/(Loss)	(26)	18
Other Expense:
Compensation and benefits	27	24
Other operating expense	14	12
Federal Housing Finance Agency	2	2
Office of Finance	2	1
Other, net	—	(1)
Total Other Expense	45	38
Income/(Loss) Before Assessment	217	86
AHP Assessment	22	8
Net Income/(Loss)	$195	$78
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net Income/(Loss)	$195	$78
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(32)	(149)
Total other comprehensive income/(loss)	(32)	(149)
Total Comprehensive Income/(Loss)	$163	$(71)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			—	78	78	(149)	(71)
Issuance of capital stock	9	875					875
Repurchase of capital stock	(8)	(807)					(807)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(32)					(32)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(35)	(35)		(35)
Balance, March 31, 2022	21	$2,097	$692	$3,183	$3,875	$182	$6,154

Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			38	157	195	(32)	163
Issuance of capital stock	22	2,205					2,205
Repurchase of capital stock	(18)	(1,761)					(1,761)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(2)	(195)					(195)
Cash dividends paid on capital stock (7.00%)				(63)	(63)		(63)
Balance, March 31, 2023	40	$4,007	$770	$3,356	$4,126	$(61)	$8,072
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$195	$78
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	59	25
Provision for/(reversal of) credit losses	(1)	(3)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(1)	21
Change in net derivatives and hedging activities	(311)	568
PLRMBS trust settlement	—	(28)
Other adjustments, net	1	2
Net change in:
Accrued interest receivable	132	6
Other assets	(39)	7
Accrued interest payable	176	(4)
Other liabilities	40	(25)
PLRMBS contingent liability	—	(41)
Total adjustments	56	528
Net cash provided by/(used in) operating activities	251	606
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	27	(325)
Securities purchased under agreements to resell	(4,100)	2,000
Federal funds sold	(4,708)	(2,228)
Trading securities:
Proceeds from maturities and paydowns	—	250
AFS securities:
Proceeds from maturities and paydowns	80	345
Purchases	(439)	—
HTM securities:
Proceeds from maturities and paydowns	77	340
Advances:
Repaid	646,350	117,731
Originated	(658,252)	(121,347)
Mortgage loans held for portfolio:
Principal collected	13	74
Net cash provided by/(used in) investing activities	(20,952)	(3,160)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	10	323
Net (payments)/proceeds on derivative contracts with financing elements	3	(4)
Net proceeds from issuance of consolidated obligations:
Bonds	51,508	7,488
Discount notes	48,764	24,379
Payments for matured and retired consolidated obligations:
Bonds	(32,468)	(1,013)
Discount notes	(47,384)	(28,624)
Proceeds from issuance of capital stock	2,205	875
Payments for repurchase/redemption of mandatorily redeemable capital stock	(105)	(28)
Payments for repurchase of capital stock	(1,761)	(807)
Cash dividends paid	(63)	(35)
Net cash provided by/(used in) financing activities	20,709	2,554
Net increase/(decrease) in cash and due from banks	8	—
Cash and due from banks at beginning of the period	9	55
Cash and due from banks at end of the period	$17	$55
Supplemental Disclosures:
Interest paid	$1,203	$17
AHP payments	10	13
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	—	16
Transfers of capital stock to mandatorily redeemable capital stock	195	32
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).
There have been no changes to the basis of presentation of the Bank’s financial instruments meeting netting requirements or of the Bank’s investments in variable interest entities disclosed in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K.
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K. Other changes to these policies as of March 31, 2023, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received an investment grade credit rating of BBB or greater by a nationally recognized statistical rating organization (NRSRO). At March 31, 2023, and December 31, 2022, none of these investments were with counterparties rated below BBB. These may differ from any internal ratings of the investments by the Bank, if applicable.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2023, and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2023, and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $16 million and $1 million, respectively, as of March 31, 2023, and $13 million and $1 million, respectively, as of December 31, 2022.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2023, and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes $1 million and $2 million of accrued interest receivable as of March 31, 2023, and December 31, 2022, respectively.
Debt Securities
The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to PLRMBS that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at the time of purchase.
Trading Securities. The estimated fair value of trading securities that were MBS - other U.S. obligations was $1 million as of March 31, 2023, and December 31, 2022. The unrealized net gain/(loss) on trading securities held at March 31, 2023 and 2022, were de minimis amounts.
Available-for-Sale Securities. AFS securities by major security type as of March 31, 2023, and December 31, 2022, were as follows:

March 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$4,062	$—	$16	$—	$4,078
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	8,173	—	—	(81)	8,092
PLRMBS	1,159	(28)	45	(26)	1,150
Total MBS	9,332	(28)	45	(107)	9,242
Total	$13,394	$(28)	$61	$(107)	$13,320

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$4,012	$—	$12	$—	$4,024
MBS:
GSEs – multifamily	7,562	—	2	(57)	7,507
PLRMBS	1,183	(30)	54	(25)	1,182
Total MBS	8,745	(30)	56	(82)	8,689
Total	$12,757	$(30)	$68	$(82)	$12,713
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $46 million at both March 31, 2023, and December 31, 2022.
At March 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $50 million, discounts of $140 million, and previous credit losses related to the prior methodology of evaluating credit losses of $341 million for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52 million, discounts of $113 million, and previous credit losses related to the prior methodology of evaluating credit losses of $351 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2023, and December 31, 2022. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,917	$64	$941	$17	$7,858	$81
PLRMBS	183	7	187	19	370	26
Total	$7,100	$71	$1,128	$36	$8,228	$107

December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,635	$57	$—	$—	$6,635	$57
PLRMBS	292	17	68	8	360	25
Total	$6,927	$74	$68	$8	$6,995	$82
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of March 31, 2023, and December 31, 2022, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$4,062	$4,078
MBS	9,332	9,242
Total	$13,394	$13,320

December 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$4,012	$4,024
MBS	8,745	8,689
Total	$12,757	$12,713
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$67	$—	$(2)	$65
MBS – GSEs:
MBS – GSEs – single-family	709	1	(18)	692
MBS – GSEs – multifamily	1,181	—	(6)	1,175
Subtotal MBS – GSEs	1,890	1	(24)	1,867
PLRMBS	147	—	(11)	136
Total	$2,104	$1	$(37)	$2,068

December 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$72	$—	$(2)	$70
MBS – GSEs:
MBS – GSEs – single-family	745	1	(22)	724
MBS – GSEs – multifamily	1,209	—	(10)	1,199
Subtotal MBS – GSEs	1,954	1	(32)	1,923
PLRMBS	155	—	(12)	143
Total	$2,181	$1	$(46)	$2,136
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million and $5 million at March 31, 2023, and December 31, 2022, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At March 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $3 million, and no previous credit losses related to the prior methodology of evaluating credit losses for

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three months ended March 31, 2023 and 2022. The Bank recorded no allowance for credit losses associated with HTM securities during the three months ended March 31, 2023 and 2022.

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Balance, beginning of the period	$30	$17
(Charge-offs)/recoveries	(1)	—
Provision for/(reversal of) credit losses	(1)	(3)
Balance, end of the period	$28	$14
To evaluate investment securities for credit loss at March 31, 2023, and December 31, 2022, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at March 31, 2023, and December 31, 2022, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At March 31, 2023, and December 31, 2022, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments and substantially all of these securities are highly rated. In the case of U.S. obligations, they carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2023, and December 31, 2022.
As of March 31, 2023, and December 31, 2022, the Bank had not established an allowance for credit losses on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLBanks consider the risk of nonpayment to be zero.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2023, and December 31, 2022, approximately 4% PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of March 31, 2023, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.1%; default rates of 5.8%; and loss severities of 56.9%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.7% as of March 31, 2023. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $11 million and $14 million for the three months ended March 31, 2023 and 2022, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $7 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities before maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended March 31, 2023. The Bank transferred PLRMBS from its HTM

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

portfolio to its AFS portfolio with an amortized cost of $16 million and fair value of $19 million during the three months ended March 31, 2022.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $1 million and $3 million during the three months ended March 31, 2023, and March 31, 2022, respectively, largely as a result of improvements in the fair values of underlying collateral on certain securities.

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
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.21% to 8.57% at March 31, 2023, and 0.21% to 8.57% at December 31, 2022, as summarized below.

(Dollars in millions)	March 31, 2023		December 31, 2022
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$—	4.65%	$2	4.15%
Within 1 year(2)	64,758	4.87	71,050	4.34
After 1 year through 2 years	22,750	3.99	7,634	3.30
After 2 years through 3 years	5,433	3.60	4,036	2.22
After 3 years through 4 years	4,284	2.62	3,391	2.05
After 4 years through 5 years	3,702	3.73	2,815	3.24
After 5 years	1,092	3.58	1,189	3.50
Total par value	102,019	4.45%	90,117	4.03%
Valuation adjustments for hedging activities	(453)		(670)
Valuation adjustments under fair value option	(25)		(47)
Total	$101,541		$89,400
(1)Carrying amounts exclude accrued interest receivable of $103 million and $241 million at March 31, 2023, and December 31, 2022, respectively.
(2)Advances outstanding with redemption terms within three months totaled $45.6 billion and $46.3 billion at March 31, 2023, and December 31, 2022, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by Finance Agency regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $39.9 billion at March 31, 2023, and $19.2 billion at December 31, 2022. The Bank had advances with partial prepayment symmetry outstanding totaling $0.7 billion at March 31, 2023, and $1.0 billion at December 31, 2022. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $9.2 billion at March 31, 2023, and $9.8 billion at December 31, 2022.
The Bank had putable advances totaling $1.4 billion at March 31, 2023, and $0.8 billion at December 31, 2022. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2023, and December 31, 2022, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Within 1 year	65,078	71,370	65,608	71,850
After 1 year through 2 years	22,760	7,634	23,250	7,634
After 2 years through 3 years	5,433	4,046	4,983	3,836
After 3 years through 4 years	4,284	3,391	4,284	3,391
After 4 years through 5 years	3,712	2,825	2,802	2,215
After 5 years	752	849	1,092	1,189
Total par value	$102,019	$90,117	$102,019	$90,117
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at March 31, 2023, and March 31, 2022. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three months ended March 31, 2023 and 2022.

March 31, 2023
(In millions)
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank(2)	$28,100	28%	$176	18%
MUFG Union Bank, National Association(3)	11,050	11	36	4
Western Alliance Bank	11,000	11	27	3
City National Bank	8,850	9	115	12
Pacific Western Bank	5,450	5	25	3
First Technology Federal Credit Union(4)	4,458	4	38	4
Bank of the West(5)	2,600	3	66	7
Wells Fargo National Bank West	2,000	2	24	2
First Foundation Bank	2,000	2	12	1
Luther Burbank Savings Bank(4)	1,702	2	9	1
Subtotal	77,210	77	528	55
Others	24,809	23	443	45
Total par value	$102,019	100%	$971	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2022
(In millions)
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
MUFG Union Bank, National Association(3)	$4,050	20%	$13	18%
First Republic Bank(2)	3,700	18	9	13
First Technology Federal Credit Union(4)	1,800	9	8	12
Silvergate Bank	800	4	—	—
Wescom Central Credit Union	760	4	1	2
Luther Burbank Savings	752	4	3	4
Bank of Hope	700	3	1	2
Pacific Western Bank	629	3	—	—
Pacific Premier Bank	600	3	—	—
Banc of California, NA	561	3	3	4
Subtotal	14,352	71	38	55
Others	6,121	29	30	45
Total par value	$20,473	100%	$68	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    On May 1, 2023, the California Department of Financial Protection and Innovation (DFPI) closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
(3)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(4)    An officer or director of the member is a Bank director.
(5)    On February 1, 2023, BMO Harris, a nonmember, announced that it completed its acquisition of Bank of the West.

On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation (DFPI) and the Federal Deposit Insurance Corporation (FDIC) was named as receiver. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, National Association. The advances to Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank, and were repaid by Silicon Valley Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A. with First-Citizens Bank and Trust Company, a nonmember. At March 31, 2023, Silicon Valley Bank had no advances outstanding from the Bank, compared to $15.0 billion in advances outstanding to Silicon Valley Bank at yearend 2022.
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At March 31, 2023, and December 31, 2022, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At March 31, 2023, and December 31, 2022, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three months ended March 31, 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2023, and December 31, 2022.
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2023, and December 31, 2022, are detailed below:

(In millions)	March 31, 2023	December 31, 2022
Par value of advances:
Fixed rate:
Due within 1 year	$42,646	$47,621
Due after 1 year	37,246	18,050
Total fixed rate	79,892	65,671
Adjustable rate:
Due within 1 year	22,112	23,431
Due after 1 year	15	1,015
Total adjustable rate	22,127	24,446
Total par value	$102,019	$90,117
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2023, or December 31, 2022. The Bank has generally elected to account for certain advances with embedded features under

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were in hedging relationships. The net amount of prepayment fees received was $95 million for the three months ended March 31, 2023. The net amount of prepayment fees paid was $2 million for the three months ended March 31, 2022.

Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of March 31, 2023, and December 31, 2022, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	March 31, 2023	December 31, 2022
Fixed rate medium-term mortgage loans	$13	$14
Fixed rate long-term mortgage loans	749	761
Subtotal	762	775
Unamortized premiums	42	43
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio(1)	802	816
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$801	$815
(1)Excludes accrued interest receivable of $5 million and $5 million at March 31, 2023, and December 31, 2022, respectively.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2023, and December 31, 2022.

March 31, 2023
(Dollars in millions)	Origination Year
Payment Status	2019 to 2023	Prior to 2019	Amortized Cost(1)
30 – 59 days delinquent	$2	$6	$8
60 – 89 days delinquent	1	1	2
90 days or more delinquent	4	14	18
Total past due	7	21	28
Total current loans	358	416	774
Total mortgage loans held for portfolio	$365	$437	$802
In process of foreclosure, included above(2)			$2
Nonaccrual loans(3)			$18
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.22%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$4	$5	$9
60 – 89 days delinquent	2	1	3
90 days or more delinquent	11	8	19
Total past due	17	14	31
Total current loans	449	336	785
Total mortgage loans held for portfolio	$466	$350	$816
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.30%
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
(3)    At March 31, 2023, and December 31, 2022, $6 million and $7 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At March 31, 2023, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to depreciate 2.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2022, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to depreciate 0.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both March 31, 2023 and 2022, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three months ended March 31, 2023 and 2022, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K.

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
Deposits and interest rate payment terms for deposits as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$1,014	4.65%	$983	4.15%
Fixed rate	2	4.40	—	—
Total interest-bearing deposits	1,016		983
Non-interest-bearing deposits	6		6
Total	$1,022		$989

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2022 Form 10-K. In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2023, and December 31, 2022.

(Dollars in millions)	March 31, 2023		December 31, 2022
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$62,616	4.62%	$58,301	4.05%
After 1 year through 2 years	23,046	4.12	8,268	2.30
After 2 years through 3 years	4,080	1.26	2,317	1.26
After 3 years through 4 years	3,888	1.11	5,473	0.99
After 4 years through 5 years	1,142	2.97	1,255	1.47
After 5 years	1,182	2.01	1,293	1.73
Total par value	95,954	4.16%	76,907	3.47%
Unamortized premiums	—		1
Unamortized discounts	(10)		(5)
Valuation adjustments for hedging activities	(869)		(1,083)
Fair value option valuation adjustments	(41)		(52)
Total	$95,034		$75,768
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $23.8 billion at March 31, 2023, and $19.7 billion at December 31, 2022. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $22.2 billion at March 31, 2023, and $18.1 billion at December 31, 2022. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at March 31, 2023, and December 31, 2022, was as follows:

(In millions)	March 31, 2023	December 31, 2022
Par value of consolidated obligation bonds:
Non-callable	$72,169	$57,164
Callable	23,785	19,743
Total par value	$95,954	$76,907
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2023, and December 31, 2022, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)
Earlier of Contractual Maturity or Next Call Date	March 31, 2023	December 31, 2022
Within 1 year	$78,409	$73,049
After 1 year through 2 years	17,154	3,310
After 2 years through 3 years	45	187
After 3 years through 4 years	298	313
After 4 years through 5 years	1	—
After 5 years	47	48
Total par value	$95,954	$76,907
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$37,668	4.70%	$36,159	4.13%
Unamortized discounts	(312)		(230)
Total	$37,356		$35,929
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2023, and December 31, 2022, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2022 Form 10-K.

(In millions)	March 31, 2023	December 31, 2022
Par value of consolidated obligations:
Bonds:
Fixed rate	$34,856	$25,632
Adjustable rate	60,275	48,997
Step-up	823	2,278
Total bonds, par value	95,954	76,907
Discount notes, par value	37,668	36,159
Total consolidated obligations, par value	$133,622	$113,066
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2023, or December 31, 2022. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2023 and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in fair value	(149)		(149)
Net current period other comprehensive income/(loss)	(149)	—	(149)
Balance, March 31, 2022	$191	$(9)	$182

Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in fair value	(32)		(32)
Net current period other comprehensive income/(loss)	(32)	—	(32)
Balance, March 31, 2023	$(46)	$(15)	$(61)
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. For further information related to the Bank’s capital requirements, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
As of March 31, 2023, and December 31, 2022, the Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2023		December 31, 2022
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,095	$8,228	$898	$7,757
Total regulatory capital	$5,700	$8,228	$4,842	$7,757
Total regulatory capital ratio	4.00%	5.77%	4.00%	6.41%
Leverage capital	$7,125	$12,342	$6,053	$11,636
Leverage ratio	5.00%	8.66%	5.00%	9.61%
The Bank’s capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within ranges established in the capital plan. Any changes to the capital plan must be approved by the Bank’s board of directors and the Finance Agency. For information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Capital Requirements” in the Bank’s 2022 Form 10-K.
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $95 million outstanding to five institutions at March 31, 2023, and $5 million outstanding to three institutions at December 31, 2022. The change in mandatorily redeemable capital stock for the three months ended March 31, 2023 and 2022 was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Balance at the beginning of the period	$5	$3
Reclassified from/(to) capital during the period	195	32
Repurchase/redemption of mandatorily redeemable capital stock	(105)	(28)
Balance at the end of the period	$95	$7
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for the three months ended March 31, 2023 and 2022.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2023, and December 31, 2022.

(In millions)
Contractual Redemption Period	March 31, 2023	December 31, 2022
After 3 years through 4 years	$4	$1
After 4 years through 5 years	90	3
Past contractual redemption date because of remaining activity(1)	1	1
Total	$95	$5
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
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
As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings during the first quarter of 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the first quarter of 2023. The Bank’s restricted retained earnings totaled $770 million and $732 million at March 31, 2023, and December 31, 2022, respectively. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Bank’s unrestricted retained earnings totaled $3.4 billion and $3.3 billion at March 31, 2023, and December 31, 2022, respectively.
For information on restricted retained earnings and the Bank’s Framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. For information on dividend payments, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $136 million, or 0.10% of total assets as of March 31, 2023. Excess stock totaled $157 million, or 0.13% of total assets as of December 31, 2022.
In the first quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $63 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $35 million, including $35 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 27, 2023, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2023 at an annualized rate of 7.00%, totaling $67 million. The Bank recorded the dividend on April 27, 2023, and expects to pay the dividend on May 11, 2023.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. For information on excess stock, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K. The Bank repurchased $1.9 billion and $0.8 billion in excess stock during the first quarter of 2023 and 2022, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2023 and 2022, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2023, or December 31, 2022:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2023		December 31, 2022
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
First Republic Bank(1)	$759	19%	$379	10%
Silicon Valley Bank(2)	—	—	418	11
Subtotal	759	19	797	21
Others	3,343	81	2,966	79
Total	$4,102	100%	$3,763	100%
(1) On May 1, 2023, the California DFPI closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for substantially all of the assets of First Republic Bank, including the advances outstanding from the Bank. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank will transfer $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassify that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition.
(2) On March 10, 2023, the FDIC was appointed as receiver for Silicon Valley Bank. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, National Association. The advances and capital stock held by Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank and were repaid and redeemed, respectively. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A. with First-Citizens Bank and Trust Company, a nonmember.
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
For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Segment Information” in the Bank’s 2022 Form 10-K.
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three months ended March 31, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three Months Ended:
March 31, 2023	$240	$53	$293	$10	$(5)	$—	$288	$(26)	$45	$217
March 31, 2022	31	68	99	(7)	—	—	106	18	38	86
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaling $11 million and $14 million for the three months ended March 31, 2023 and 2022, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses that totaled $(1) million and $(3) million for the three months ended March 31, 2023 and 2022, respectively.
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
The following table presents total assets by operating segment at March 31, 2023, and December 31, 2022.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2023	$130,303	$12,190	$142,493
December 31, 2022	109,330	11,726	121,056

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
For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” in the Bank’s 2022 Form 10-K. For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2023, and December 31, 2022. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2023			December 31, 2022
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$88,096	$696	$916	$69,204	$799	$1,062
Derivatives not designated as hedging instruments:
Interest rate swaps	101,535	38	107	47,589	50	133
Total derivatives before netting and collateral adjustments	$189,631	734	1,023	$116,793	849	1,195
Netting adjustments and cash collateral(1)		(728)	(1,012)		(823)	(1,193)
Total derivative assets and total derivative liabilities		$6	$11		$26	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $585 million and $694 million at March 31, 2023, and December 31, 2022, respectively. Cash collateral received, including accrued interest, was $300 million and $324 million at March 31, 2023, and December 31, 2022, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,163	$190	$(920)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(301)	$(149)	$84
Hedged items	189	232	(214)
Net gain/(loss) on fair value hedging relationships	(112)	83	(130)
Net amortization of basis adjustments on discontinued hedging relationships	(8)	(25)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(120)	$58	$(130)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended March 31, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$39	$54	$(12)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$320	$429	$(436)
Hedged items	(340)	(439)	460
Net gain/(loss) on fair value hedging relationships	(20)	(10)	24
Net amortization of basis adjustments on discontinued hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(27)	$(37)	$24
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2023, and December 31, 2022.

	March 31, 2023			December 31, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$44,708	$12,234	$(30,791)	$34,535	$11,574	$(21,976)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(526)	$(1,164)	$869	$(740)	$(1,410)	$1,083
Discontinued hedging relationships included in amortized cost	73	705	—	70	740	—
Total amount of fair value hedging basis adjustments	$(453)	$(459)	$869	$(670)	$(670)	$1,083
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three months ended March 31, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(28)	$8
Net interest settlements	(5)	—
Total net gain/(loss) related to derivatives not designated as hedging instruments	(33)	8
Price alignment amount(1)	(1)	—
Net gain/(loss) on derivatives	$(34)	$8
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2023, was $555 million, for which the Bank posted cash collateral of $556 million in the ordinary course of business.
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data - Note 14 - Derivatives and Hedging Activities” in the Bank’s 2022 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty when the netting requirements have been met.
The following tables present separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2023, and December 31, 2022.

	March 31, 2023
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount(1)
Derivative Assets
Uncleared	$727	$(723)	$4	$—	$4
Cleared	7	(5)	2	(864)	866
Total			$6		$870
Derivative Liabilities
Uncleared	$986	$(980)	$6	$—	$6
Cleared	37	(32)	5	—	5
Total			$11		$11

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
(In millions)	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities	Noncash Collateral Not Offset That Can Be Sold or Repledged	Net Amount(1)
Derivative Assets
Uncleared	$834	$(829)	$5	$—	$5
Cleared	15	6	21	(435)	456
Total			$26		$461
Derivative Liabilities
Uncleared	$1,188	$(1,186)	$2	$—	$2
Cleared	7	(7)	—	—	—
Total			$2		$2
(1) Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2023, the Bank had additional net credit exposure of $6 million due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position. There was no such additional net credit exposure at December 31, 2022.
Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2023, and December 31, 2022. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2023, and December 31, 2022. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	March 31, 2023
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$17	$17	$17	$—	$—	$—
Interest-bearing deposits	3,760	3,760	3,760	—	—	—
Securities purchased under agreements to resell	11,100	11,100	—	11,100	—	—
Federal funds sold	9,427	9,427	—	9,427	—	—
Trading securities	1	1	—	1	—	—
AFS securities	13,320	13,320	—	12,170	1,150	—
HTM securities	2,104	2,068	—	1,932	136	—
Advances	101,541	101,354	—	101,354	—	—
Mortgage loans held for portfolio	801	689	—	689	—	—
Accrued interest receivable	178	178	—	178	—	—
Derivative assets, net(2)	6	6	—	734	—	(728)
Other assets(3)	16	16	16	—	—	—
Liabilities
Deposits	1,022	1,022	—	1,022	—	—
Consolidated obligations:
Bonds	95,034	94,704	—	94,704	—	—
Discount notes	37,356	37,355	—	37,355	—	—
Total consolidated obligations	132,390	132,059	—	132,059	—	—
Mandatorily redeemable capital stock	95	95	95	—	—	—
Accrued interest payable	508	508	—	508	—	—
Derivative liabilities, net(2)	11	11	—	1,023	—	(1,012)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2022
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	3,677	3,677	3,677	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	4,719	4,719	—	4,719	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,713	12,713	—	11,531	1,182	—
HTM securities	2,181	2,136	—	1,993	143	—
Advances	89,400	89,183	—	89,183	—	—
Mortgage loans held for portfolio	815	695	—	695	—	—
Accrued interest receivable	313	313	—	313	—	—
Derivative assets, net(2)	26	26	—	849	—	(823)
Other assets(3)	15	15	15	—	—	—
Liabilities		—
Deposits	989	989	—	989	—	—
Consolidated obligations:		—
Bonds	75,768	75,396	—	75,396	—	—
Discount notes	35,929	35,916	—	35,916	—	—
Total consolidated obligations	111,697	111,312	—	111,312	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Accrued interest payable	326	326	—	326	—	—
Derivative liabilities, net(2)	2	2	—	1,195	—	(1,193)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2023:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2022 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three months ended March 31, 2023.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2023, and December 31, 2022, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	4,078	—	—	4,078
MBS:
GSEs – multifamily	—	8,092	—	—	8,092
PLRMBS	—	—	1,150	—	1,150
Subtotal AFS MBS	—	8,092	1,150	—	9,242
Total AFS securities	—	12,170	1,150	—	13,320
Advances(2)	—	2,392	—	—	2,392
Derivative assets, net: interest rate-related	—	734	—	(728)	6
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$15,297	$1,150	$(728)	$15,735
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$782	$—	$—	$782
Derivative liabilities, net: interest rate-related	—	1,023	—	(1,012)	11
Total recurring fair value measurements – Liabilities	$—	$1,805	$—	$(1,012)	$793
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$16	$—	$16
Total nonrecurring fair value measurements – Assets	$—	$—	$16	$—	$16

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	4,024	—	—	4,024
MBS:
GSEs – multifamily	—	7,507	—	—	7,507
PLRMBS	—	—	1,182	—	1,182
Subtotal AFS MBS	—	7,507	1,182	—	8,689
Total AFS securities	—	11,531	1,182	—	12,713
Advances(2)	—	2,059	—	—	2,059
Derivative assets, net: interest rate-related	—	849	—	(823)	26
Other assets	15	—	—	—	15
Total recurring fair value measurements – Assets	$15	$14,440	$1,182	$(823)	$14,814
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,226	$—	$—	$2,226
Derivative liabilities, net: interest rate-related	—	1,195	—	(1,193)	2
Total recurring fair value measurements – Liabilities	$—	$3,421	$—	$(1,193)	$2,228
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2023, and December 31, 2022.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2023. and December 31, 2022.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2023 and year ended December 31, 2022.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Balance, beginning of the period	$1,182	$1,608
Total gain/(loss) realized and unrealized included in:
Interest income	11	14
(Provision for)/reversal of credit losses	1	3
Other income/(loss)	—	28
Unrealized gain/(loss) included in AOCI	(11)	(33)
Settlements	(33)	(177)
Transfers of HTM securities to AFS securities	—	16
Balance, end of the period	$1,150	$1,459
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(11)	$(33)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$12	$17
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
For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2022 Form 10-K.
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
The following table summarizes     the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,059	$2,226	$1,772	$627
New transactions elected for fair value option	550	30	10	1,325
Maturities and terminations	(238)	(1,485)	(144)	—
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	18	17	(49)	(28)
Change in accrued interest	3	(6)	—	—
Balance, end of the period	$2,392	$782	$1,589	$1,924

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2023, 2022, and 2021. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2023, and December 31, 2022:

	March 31, 2023			December 31, 2022
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,417	$2,392	$(25)	$2,106	$2,059	$(47)
Consolidated obligation bonds	823	782	(41)	2,278	2,226	(52)
(1)    At March 31, 2023, and December 31, 2022, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.5 trillion at March 31, 2023, and $1.2 trillion at December 31, 2022. The par value of the Bank’s participation in consolidated obligations was $133.6 billion at March 31, 2023, and $113.1 billion at December 31, 2022.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2022 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Off-balance sheet commitments as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023			December 31, 2022
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$11,855	$10,483	$22,338	$16,591	$6,049	$22,640
Commitments to issue consolidated obligation discount notes, par	—	—	—	300	—	300
Commitments to issue consolidated obligation bonds, par	—	—	—	2,385	—	2,385
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $71 million and $34 million at March 31, 2023, and December 31, 2022. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2023, and December 31, 2022.
There were no commitments to fund advances at March 31, 2023, and December 31, 2022. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of March 31, 2023, the Bank had pledged total collateral of $1.4 billion, including securities with a carrying value of $864 million, all of which may be repledged, and cash collateral, including accrued interest, of $585 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2022, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $435 million, all of which may be repledged, and cash collateral, including accrued interest, of $694 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	March 31, 2023	December 31, 2022
Assets:
Advances	$8,575	$7,269
Mortgage loans held for portfolio	79	80
Accrued interest receivable	8	9
Liabilities:
Deposits	$18	$11
Capital:
Capital Stock	$260	$215

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Interest Income:
Advances	$69	$13
Mortgage loans held for portfolio	1	—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2023 and December 31, 2022, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2022 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at March 31, 2023, and December 31, 2022, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2023 and 2022, the Bank extended overnight loans to other FHLBanks for $1.3 billion and $0.7 billion, respectively. During the three months ended March 31, 2023 and 2022, the Bank borrowed $3.6 billion and $20 million, respectively, from other FHLBanks. The impact to net interest income related to these transactions was $(1) million for the three months ended March 31, 2023 and was de minimis for the three months ended March 31, 2022.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank Chicago that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. Prior to 2022, the Bank paid a membership fee to the FHLBank of Chicago for its participation in the MPF Program. For the three months ended March 31, 2023 and 2022, the Bank recorded a de minimis amount in transaction services fee expense to the FHLBank Chicago, which was recorded in the Statements of Income as other expense.

Note 15 — Subsequent Events
On May 1, 2023, the California DFPI closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. The May 1, 2023 advances outstanding balance is unchanged compared to the outstanding balance at March 31, 2023. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank will transfer $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassify that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition. Additionally, as of May 1, 2023, First Republic Bank had $179.1 million in letters of credit outstanding compared to $161.9 million outstanding as of March 31, 2023. These advances outstanding and letters of credit are fully collateralized and are not expected to result in any credit loss to the Bank.

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
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

Quarterly Overview
Net income for the first quarter of 2023 was $195 million, compared with net income of $78 million for the first quarter of 2022. The $117 million increase in net income for the first quarter of 2023, relative to the prior-year period, was primarily attributable to an increase in net interest income for the quarter of $184 million, partially offset by a decline in other income/(loss) of $44 million.
The $184 million increase in net interest income for the quarter was primarily attributable to higher yields on higher average balances of advances and investments, partially offset by higher interest costs on higher funding levels. The increase in net interest income was also attributable to the increase of $97 million in net advance prepayment fees.
The $44 million decline in other income/(loss) for the quarter was primarily attributable to an increase of $42 million in net losses from derivatives, mainly attributable to interest rate swaps economically hedging advances prepaid during the quarter, partially offset by an increase of $22 million in net fair value gains associated with financial instruments carried at fair value. The decline in other income/(loss) was also attributable to $28 million in settlement proceeds received in the first quarter of 2022 from the final resolution of putback litigation (to which the Bank was not a party). There was no similar activity during the first quarter of 2023.
At March 31, 2023, total assets were $142.5 billion, an increase of $21.4 billion from $121.1 billion at December 31, 2022. Advances increased to $101.5 billion at March 31, 2023, from $89.4 billion at December 31, 2022, an increase of $12.1 billion, as member demand for advances continued to increase. During the quarter, advance balances reached higher levels than the balance at March 31, 2023. Total investments increased by $9.4 billion to $39.7 billion at March 31, 2023, from $30.3 billion at December 31, 2022, primarily attributable to liquidity management in connection with advances growth. The increase in investments was largely the result of increases of $4.7 billion in federal funds sold, $4.1 billion in securities purchased under agreements to resell, and $0.5 billion in mortgage-backed securities.
As of March 31, 2023, the Bank complied with all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 5.8% at March 31, 2023. The decline in the regulatory capital ratio from 6.4% at December 31, 2022, was mainly attributable to an increase in total assets. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $8.2 billion in permanent capital. Total retained earnings increased to $4.1 billion as of March 31, 2023, from $4.0 billion at yearend 2022.
On April 27, 2023, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the first quarter of 2023 at an annualized rate of 7.00%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend at a rate between 5% and 7% annualized. The quarterly dividend will total $67 million, and the Bank expects to pay the dividend on May 11, 2023.
During the first quarter, events affecting the financial services industry resulted in significant changes in the liquidity of some of the largest regional financial institutions, some of which have experienced significant deposit outflows and financial difficulties, resulting in the liquidation or receivership of two of the Bank’s larger borrowers.
On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation (DFPI) and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. The FDIC created Silicon Valley Bridge Bank, N.A., whereby all of the deposits and substantially all assets of Silicon Valley Bank were transferred to the bridge bank. As of March 31, 2023, Silicon Valley Bank, N.A., has prepaid all outstanding advances to the Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A. with First-Citizens Bank and Trust Company.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank. As of March 1, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.

To fund the liquidity needs of FHLBank members, the FHLBanks, including the Bank, experienced a significant increase of debt issuance in the quarter. If the advances outstanding to these and other institutions are not replaced when repaid, the decrease in advances may result in a reduction of the Bank’s total assets, capital, and net income. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the timing and severity of declines in interest rates for comparable instruments; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs. A decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders and the Bank’s ability to redeem or repurchase its capital stock.
On May 1, 2023, the California DFPI closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. The May 1, 2023 advances outstanding balance is unchanged compared to the outstanding balance at March 31, 2023. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank will transfer $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassify that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition. Additionally, as of May 1, 2023, First Republic Bank had $179.1 million in letters of credit outstanding compared to $161.9 million outstanding as of March 31, 2023. These advances outstanding and letters of credit are fully collateralized and are not expected to result in any credit loss to the Bank.
Due to the recent events affecting the ownership structure of the Bank’s largest members, if the advances outstanding to these institutions are not replaced when repaid, the decrease in advances may result in a reduction of the Bank’s total assets, capital, and net income. The loss of the Bank’s largest members may also potentially reduce the opportunity for the Bank to grow advances and may impact the Bank’s long-term strategic plan and corporate goals. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including, but not limited to: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs. A decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Segment Information - Advances-Related Business” for more information on the Bank’s largest members.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Selected Balance Sheet Items at Quarter End
Total Assets	$142,493	$121,056	$108,507	$87,602	$56,129
Advances	101,541	89,400	65,658	43,221	20,246
Mortgage Loans Held for Portfolio, Net	801	815	834	863	914
Investments(1)	39,712	30,291	41,661	43,153	34,629
Consolidated Obligations:(2)
Bonds	95,034	75,768	35,446	26,076	28,702
Discount Notes	37,356	35,929	62,046	53,132	19,744
Capital Stock —Class B —Putable	4,007	3,758	3,322	2,754	2,097
Unrestricted Retained Earnings	3,356	3,262	3,222	3,198	3,183
Restricted Retained Earnings	770	732	708	692	692
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(61)	(29)	12	100	182
Total Capital	8,072	7,723	7,264	6,744	6,154
Selected Operating Results for the Quarter
Net Interest Income	$287	$181	$157	$126	$103
Provision for/(Reversal of) Credit Losses	(1)	6	9	3	(3)
Other Income/(Loss)	(26)	—	(18)	(31)	18
Other Expense	45	45	41	38	38
Affordable Housing Program Assessment	22	13	9	6	8
Net Income/(Loss)	$195	$117	$80	$48	$78
Selected Other Data for the Quarter
Net Interest Margin(3)	0.88%	0.62%	0.63%	0.67%	0.78%
Return on Average Assets	0.60	0.40	0.32	0.25	0.59
Return on Average Equity	10.14	6.24	4.52	2.85	4.91
Annualized Dividend Rate	7.00	7.00	6.00	6.00	6.00
Dividend Payout Ratio(4)	32.00	45.97	49.98	69.80	44.63
Average Equity to Average Assets Ratio	5.93	6.47	7.16	8.81	11.91
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	5.77	6.41	6.69	7.59	10.65
Duration Gap (in months)	0.9	0.9	1.0	0.9	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2023	$1,477,668
December 31, 2022	1,181,743
September 30, 2022	1,031,910
June 30, 2022	882,481
March 31, 2022	699,530
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2023 and 2022, together with the related interest income and expense. It also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2023 Compared to First Quarter of 2022

Average Balance Sheets

	Three Months Ended
	March 31, 2023			March 31, 2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,383	$50	4.60%	$1,322	$—	0.16%
Securities purchased under agreements to resell	7,991	92	4.65	2,125	1	0.11
Federal funds sold	11,529	130	4.57	9,256	3	0.12
Trading securities:
Mortgage-backed securities (MBS)	1	—	2.79	2	—	1.78
Other investments	—	—	—	47	—	2.04
Available-for-sale (AFS) securities:(1)
MBS(2)(3)(4)	8,841	141	6.47	9,228	54	2.35
Other investments(3)	4,012	49	4.99	452	—	0.34
Held-to-maturity (HTM) securities:
MBS	2,134	24	4.49	2,997	7	1.03
Mortgage loans held for portfolio(5)	809	7	3.49	943	17	7.27
Advances(3)(6)	91,743	1,163	5.14	26,859	39	0.59
Loans to other FHLBanks	21	—	4.63	8	—	0.15
Total interest-earning assets	131,464	1,656	5.11	53,239	121	0.92
Other assets(7)	366	—		707	—
Total Assets	$131,830	$1,656		$53,946	$121
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$83,204	$920	4.48%	$25,170	$12	0.20%
Discount notes	38,692	435	4.56	20,702	6	0.12
Deposits and other borrowings	1,150	13	4.76	1,117	—	0.11
Mandatorily redeemable capital stock	113	—	0.36	4	—	6.25
Borrowings from other FHLBanks	114	1	4.65	—	—	0.08
Total interest-bearing liabilities	123,273	1,369	4.51	46,993	18	0.16
Other liabilities(7)	742	—		530	—
Total Liabilities	124,015	1,369		47,523	18
Total Capital	7,815	—		6,423	—
Total Liabilities and Capital	$131,830	$1,369		$53,946	$18
Net Interest Income		$287			$103
Net Interest Spread(8)			0.60%			0.76%
Net Interest Margin(9)			0.88%			0.78%
Interest-earning Assets/Interest-bearing Liabilities	106.65%			113.29%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $7 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(25)	$—	$(33)
Net gain/(loss) on derivatives and hedged items	(217)	(6)	(5)	(228)
Net interest settlements on derivatives	105	89	(125)	69
Total net interest income/(expense)	$(120)	$58	$(130)	$(192)

	Three Months Ended
	March 31, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	1	3	—	4
Net interest settlements on derivatives	(21)	(13)	24	(10)
Total net interest income/(expense)	$(27)	$(37)	$24	$(40)
(4)Interest income includes net prepayment fees on AFS MBS of $4 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $1 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(1) million and $(2) million for the three months ended March 31, 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of $95 million and $(2) million for the three months ended March 31, 2023 and 2022, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first quarter of 2023 was $287 million, a 179% increase from $103 million in the first quarter of 2022. The following table details the changes in interest income and interest expense for the first quarter of 2023 compared to the first quarter of 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$50	$4	$46
Securities purchased under agreements to resell	91	6	85
Federal funds sold	127	1	126
AFS securities:
MBS(2)	87	(2)	89
Other investments(2)	49	18	31
HTM securities: MBS	17	(3)	20
Mortgage loans held for portfolio	(10)	(2)	(8)
Advances(2)	1,124	267	857
Total interest-earning assets	1,535	289	1,246
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	908	88	820
Discount notes	429	9	420
Deposits and other borrowings	13	—	13
Borrowings from other FHLBanks	1	1	—
Total interest-bearing liabilities	1,351	98	1,253
Net interest income	$184	$191	$(7)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 88 basis points for the first quarter of 2023, 10 basis points higher than the net interest margin for the first quarter of 2022, which was 78 basis points. The net interest spread was 60 basis points for the first quarter of 2023, 16 basis points lower than the net interest spread for the first quarter of 2022, which was 76 basis points. The increase in net interest margin is the result of an increase in the average rate paid on interest earning assets to 5.11% for the three months ended March 31, 2023 compared to 0.92% for the three months ended March 31, 2022. Although significantly higher interest rates were the primary factor affecting interest income, the higher average balances of advances and investments were also a contributing factor. These effects were partially offset by an increase in costs of interest-bearing liabilities from higher funding levels and costs.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2023 and 2022.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$1	$(21)
Net gain/(loss) on derivatives	(34)	8
Private-label residential mortgage-backed securities trust settlement	—	28
Standby letters of credit fees	5	4
Other, net	2	(1)
Total Other Income/(Loss)	$(26)	$18
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2023 and 2022.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Advances	$18	$(49)
Consolidated obligation bonds	(17)	28
Total	$1	$(21)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Three Months Ended
(In millions)	March 31, 2023			March 31, 2022
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(20)	$10	$(10)	$45	$(8)	$37
Not elected for fair value option	(45)	8	(37)	18	5	23
Consolidated obligation bonds:
Elected for fair value option	16	(14)	2	(23)	1	(22)
Not elected for fair value option	16	(9)	7	(32)	1	(31)
Consolidated obligation discount notes:
Not elected for fair value option	5	—	5	(1)	1	—
MBS:
Not elected for fair value option	—	—	—	1	—	1
Price alignment amount(1)	(1)	—	(1)	—	—	—
Total	$(29)	$(5)	$(34)	$8	$—	$8
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first quarter of 2023, net losses on derivatives totaled $34 million compared to net gains of $8 million in the first quarter of 2022. These amounts included expense of $5 million and expense of a de minimis amount resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2023 and 2022, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. In the first quarter of 2022, as a result of the distribution of the settlement proceeds to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income during the three months ended March 31, 2022. There was no similar activity during the three months ended March 31, 2023.
Other Expense. During the first quarter of 2023, other expenses totaled $45 million, compared to $38 million in the first quarter of 2022. The increase was mostly attributable to an increase in compensation and benefits throughout the Bank’s workforce as a result of a comprehensive compensation study in order to retain talent.
Return on Average Equity. Return on average equity (ROE) was 10.14% (annualized) for the first quarter of 2023, compared to 4.91% (annualized) for the first quarter of 2022. The increase reflected higher net income for the first quarter of 2023, which increased 150%, from $78 million in the first quarter of 2022 to $195 million in the first quarter of 2023, partially offset by an increase in average equity from $6.4 billion in the first quarter of 2022 to $7.8 billion in the first quarter of 2023.

Dividends and Retained Earnings. In the first quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $63 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the first quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $35 million, including $35 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2022 Form 10-K.

Financial Condition
Total assets were $142.5 billion at March 31, 2023, compared to $121.1 billion at December 31, 2022. Advances increased by $12.1 billion, or 14%, to $101.5 billion at March 31, 2023, from $89.4 billion at December 31, 2022. Average total assets were $131.8 billion for the first quarter of 2023, a 144% increase from $53.9 billion for the first quarter of 2022. Average advances were $91.7 billion for the first quarter of 2023, a 242% increase from $26.9 billion for the first quarter of 2022. Average MBS investments were $11.0 billion for the first quarter of 2023, a 10% decrease from $12.2 billion for the first quarter of 2022.
Advances outstanding at March 31, 2023, included net unrealized losses of $478 million, of which $453 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $25 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2022, included net unrealized losses of $717 million, of which $670 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $47 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2022, to March 31, 2023, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $134.4 billion at March 31, 2023, an increase of $21.1 billion from $113.3 billion at December 31, 2022, primarily reflecting a $20.7 billion increase in consolidated obligations outstanding to $132.4 billion at March 31, 2023, from $111.7 billion at December 31, 2022. Average total liabilities were $124.0 billion for the first quarter of 2023, a 161% increase compared to $47.5 billion for the first quarter of 2022. Average consolidated obligations were $121.9 billion for the first quarter of 2023 and $45.9 billion for the first quarter of 2022.
Accumulated other comprehensive income/(loss) decreased by $32 million during the first three months of 2023, to $(61) million at March 31, 2023, from $(29) million at December 31, 2022, mainly attributable to lower fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during the first three months of 2023, mostly impacting the Bank’s agency MBS portfolio.

Consolidated obligations outstanding at March 31, 2023, included net unrealized gains of $869 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $41 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2022, included net unrealized gains of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $52 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2022, to March 31, 2023, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.5 trillion at March 31, 2023, and $1.2 trillion at December 31, 2022.
LIBOR Transition. Certain Bank assets and derivatives are indexed to LIBOR. The Bank recognizes that the impending discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. For information about the risks to the Bank from discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K. Accordingly, the Bank has established the LIBOR Transition Working Group, led by the Chief Financial Officer, and developed a LIBOR Phase Out Transition Plan (Transition Plan). Among other things, the Transition Plan identifies key strategies to manage and mitigate the risks associated with the discontinuation of LIBOR and promotes the use of robust benchmarks, like SOFR, in the Bank’s financial activities. In addition, the Transition Plan prohibits new LIBOR transactions, consistent with the limits set by the Finance Agency’s Supervisory Letter issued on September 27, 2019. The Transition Plan states that the Bank’s Asset and Liability Management Committee has primary responsibility for driving the transition from LIBOR to SOFR and that the Bank’s Business Development Committee is responsible for advance product development to facilitate Bank members’ transition from LIBOR to an alternative index.
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
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. On a nationwide basis, the legislation provides a statutory fallback mechanism to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, including any applicable tenor spread adjustment, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions. On December 16, 2022, the Federal Reserve Board finalized rules to implement the Adjustable Interest Rate (LIBOR) Act by identifying specific benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule provides default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The final rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The final rule became effective on February 27, 2023.
The following tables present LIBOR-indexed variable rate financial instruments for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by due date or termination date at March 31, 2023, and December 31, 2022.

LIBOR-Indexed Financial Instruments

March 31, 2023
(In millions)	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Unpaid principal balance of MBS by contractual maturity(1)	$5	$2,859	$2,864
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	13	177	190
Uncleared	6	—	6
Total	$24	$3,036	$3,060

December 31, 2022
(In millions)	Due/Terminates through June 30, 2023	Due/Terminates thereafter	Total
Assets indexed to LIBOR:
Unpaid principal balance of MBS by contractual maturity(1)	$5	$2,953	$2,958
Notional amount of receive leg LIBOR interest rate swaps by termination date
Cleared	303	182	485
Uncleared	19	—	19
Total	$327	$3,135	$3,462

Notional amount of pay leg LIBOR interest rate swaps by termination date - Cleared	$50	$5	$55
(1)Certain MBS with multiple indices where LIBOR is the majority index are included in this amount.
All adjustable rate consolidated obligation bonds are indexed to SOFR, totaling $60.3 billion at March 31, 2023, and $49.0 billion at December 31, 2022.
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
Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital. Assets associated with this segment increased $21.0 billion to $130.3 billion (91% of total assets) at March 31, 2023, from $109.3 billion (90% of total assets) at December 31, 2022.
Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the net settlements from associated interest rate exchange agreements, and from earnings attributed to the Bank’s capital stock and retained earnings.
Adjusted net interest income for this segment was $240 million in the first quarter of 2023, an increase of $209 million, or 674%, compared to $31 million in the first quarter of 2022. This quarterly increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products and also included a $97 million increase in net prepayment fee income, resulting from higher advance prepayments relative to the prior year, pursuant to the contractual terms of the underlying advance agreements.
Adjusted net interest income for this segment represented 82% and 31% of total adjusted net interest income for the first quarters of 2023 and 2022, respectively.
Advances – The par value of advances outstanding increased by $11.9 billion, or 13%, to $102.0 billion at March 31, 2023, from $90.1 billion at December 31, 2022. Average advances outstanding were $91.7 billion for the first quarter of 2023, a 242% increase from $26.9 billion for the first quarter of 2022. Outstanding balances of advances may significantly increase and decrease from period to period because of a member’s liquidity and financial strategies; therefore, yearend balances may vary significantly from average balances for the year.
The Bank had a high concentration of advances and capital with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates increased by $13.3 billion to $77.2 billion, or 76% of total advances outstanding at March 31, 2023, from $63.9 billion, or 71% of total advances outstanding at December 31, 2022. (See “Item 1. Financial Statements – Note 5 – Advances – Concentration Risk” for further information.)
Several of the Bank’s members that were among the top 10 advance borrowers have recently been involved in voluntary liquidation or Federal Deposit Insurance Corporation (FDIC) receivership or have been acquired by nonmember institutions. The loss of advances outstanding to these members is likely to have an adverse impact on the Bank’s advance balances, and, over time, its financial performance.

On May 1, 2023, the California DFPI closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. The May 1, 2023 advances outstanding balance is unchanged compared to the outstanding balance at March 31, 2023.
On March 10, 2023, Silicon Valley Bank was closed by the California DFPI and FDIC was named as receiver. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, N.A. The advances to Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank, and were repaid by Silicon Valley Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A. with First-Citizens Bank and Trust Company, a nonmember. At March 31, 2023, Silicon Valley Bank had no advances outstanding from the Bank, compared to $15.0 billion in advances outstanding to Silicon Valley Bank at yearend 2022.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank. At March 31, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
On February 1, 2023, BMO Harris, a nonmember, announced that it completed the acquisition of Bank of the West. Bank of the West held $2.6 billion and $4.3 billion of the Bank’s total advances at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, Bank of the West was no longer a member of the Bank.
On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of Union Bank and expects to complete the systems integration of Union Bank in the first half of 2023. Union Bank held $11.1 billion and $4.3 billion of the Bank’s advances at March 31, 2023, and December 31, 2022, respectively. If Union Bank is no longer a member of the Bank or U.S. Bancorp does not become a member of the Bank, the Bank’s total advances may be reduced.
The Bank has a significant long-term funding arrangement with a borrower that had advances outstanding as of March 31, 2023, and December 31, 2022, and the borrower may further contribute to the level of outstanding advances in the future.
The following table presents the advances portfolio at March 31, 2023, and December 31, 2022.

Advances Portfolio by Product Type

	March 31, 2023		December 31, 2022
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$5,090	5%	2,690	3%
Adjustable – SOFR, callable at borrower’s option	8,850	9	9,500	11
Subtotal adjustable rate advances	13,940	14	12,190	14
Fixed	39,228	39	45,471	50
Fixed – amortizing	56	—	60	—
Fixed – with PPS(1)	727	1	965	1
Fixed – with FPS(1)	38,191	37	18,035	20
Fixed – callable at borrower’s option with FPS(1)	340	—	340	—
Fixed – putable at Bank’s option with FPS(1)	1,350	1	800	1
Subtotal fixed rate advances	79,892	78	65,671	72
Daily variable rate	8,187	8	12,256	14
Total par value	$102,019	100%	$90,117	100%
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
Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank’s total non-MBS investment portfolio was $28.4 billion and $19.4 billion as of March 31, 2023, and December 31, 2022, respectively.
As of March 31, 2023, and December 31, 2022, the Bank had $4.1 billion and $4.0 billion, respectively, of non-MBS investments classified as AFS with fixed rates of interest. No such investments had variable rates of interest at either March 31, 2023, or December 31, 2022.
Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased to $122.2 billion at March 31, 2023, from $101.6 billion at December 31, 2022. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”
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
At March 31, 2023, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $172.9 billion, of which $55.4 billion were hedging advances, $57.7 billion were hedging consolidated obligations, $4.3 billion were hedging non-MBS investments, and $55.5 billion were offsetting derivatives. At December 31, 2022, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $100.3 billion, of which $48.0 billion were hedging advances, $46.7 billion were hedging consolidated obligations, $4.3 billion were hedging non-MBS investments, and $1.3 billion were offsetting derivatives. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows of the advances and consolidated obligations to adjustable rate cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.
FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.
The current range of the Federal funds rate, established by the Federal Open Market Committee (FOMC), is 4.75% to 5.00%. At its March 2023 meeting, the FOMC raised the target range of the Federal funds rate by 0.25%, anticipating that ongoing increases in the target range will be appropriate to return inflation to 2% over time. Interest rate changes have and are expected to continue to increase the volatility of reported earnings. In addition, the FOMC is expected to continue reducing its holdings of U.S. Treasury securities, agency debt, and agency MBS to reduce the size of the Federal Reserve’s balance sheet. The following table presents a comparison of selected market interest rates as of the selected dates.

Selected Market Interest Rates

Market Instrument	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Federal Reserve target range for overnight Federal funds	4.75-5.00%	4.25-4.50%	0.25-0.50%	0.00-0.25%
Secured Overnight Financing Rate	4.87	4.30	0.29	0.05
3-month Treasury bill	4.76	4.34	0.50	0.04
2-year Treasury note	4.06	4.43	2.34	0.73
5-year Treasury note	3.61	4.01	2.46	1.26

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS investments and mortgage loans and the cost of the consolidated obligations funding those assets, including the net settlements from associated interest rate exchange agreements. Assets associated with this segment were $12.2 billion (9% of total assets) at March 31, 2023, and $11.7 billion at December 31, 2022 (10% of total assets).
Adjusted net interest income for this segment was $53 million in the first quarter of 2023, a decrease of $15 million, or 22%, from $68 million in the first quarter of 2022. This quarterly decrease was primarily a result of lower earnings on mortgage-related products, a decline in retrospective adjustment of the effective yields on mortgage loans, and current expected credit loss reversals.
Adjusted net interest income for this segment represented 18% and 69% of total adjusted net interest income for the first quarter of 2023 and 2022, respectively.
MBS Investments – The Bank’s MBS portfolio was $11.3 billion at March 31, 2023, compared with $10.9 billion at December 31, 2022. During the first quarter of 2023, the Bank’s MBS portfolio increased as a result of $439 million in purchases and a $207 million increase in basis adjustments, partially offset by $159 million in principal repayments and $36 million of fair value losses. Average MBS investments were $11.0 billion in the first quarter of 2023, a decrease of $1.2 billion from $12.2 billion in the first quarter of 2022. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at March 31, 2023, and December 31, 2022, are shown in the following table:

MBS: Interest Rate Payment Terms

(In millions)	March 31, 2023	December 31, 2022
Fair value of trading securities:
Adjustable rate	$1	$1
Total trading securities	$1	$1
Amortized cost of AFS securities:
Fixed rate	$8,486	$7,881
Adjustable rate	846	864
Total AFS securities	$9,332	$8,745
Amortized cost of HTM securities:
Fixed rate	$248	$265
Adjustable rate	1,856	1,916
Total HTM securities	$2,104	$2,181
Mortgage Loans – Mortgage loan balances decreased to $801 million at March 31, 2023, from $815 million at December 31, 2022, a decrease of $14 million. Average mortgage loans were $809 million in the first quarter of 2023, a decrease of $134 million from $943 million in the first quarter of 2022.
At March 31, 2023, and December 31, 2022, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or MPF Original, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at March 31, 2023, and December 31, 2022, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2023	December 31, 2022
MPF Plus	$82	$85
MPF Original	680	690
Subtotal	762	775
Unamortized premiums	42	43
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio	802	816
Less: Allowance for credit losses	(1)	(1)
Mortgage loans held for portfolio, net	$801	$815
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 1. Financial Statements – Note 5 – Mortgage Loans Held for Portfolio” in this report as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K.
Borrowings – Total consolidated obligations funding the mortgage-related business increased $0.5 billion to $12.2 billion at March 31, 2023, from $11.7 billion at December 31, 2022. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.”

The notional amount of derivative instruments associated with the mortgage-related business totaled $16.7 billion at March 31, 2023, of which $8.6 billion were associated with MBS, $8.1 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $24 million were offsetting derivatives. The notional amount of derivative instruments associated with the mortgage-related business totaled $16.5 billion at December 31, 2022, of which $8.2 billion were associated with MBS and $8.3 billion were hedging or were associated with consolidated obligations funding the mortgage portfolio, and $36 million were offsetting derivatives.
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

As of March 31, 2023, and December 31, 2022, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of March 31, 2023, and December 31, 2022, were within the tolerance levels provided by the Finance Agency guidance. At March 31, 2023, the Bank had no commitments to issue consolidated obligations. The Bank had committed to the issuance of $2.7 billion in consolidated obligations at December 31, 2022.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2022 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2023, the Bank had no advance commitments and $22.3 billion in standby letters of credit outstanding. At December 31, 2022, the Bank had no advance commitments and $22.6 billion in standby letters of credit outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
Regulatory Capital Requirements
The Bank’s capital requirements are discussed in “Item 1, Financial Statements – Note 9 – Capital” in this report and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, and corporate governance. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2022 Form 10-K.
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
For more information on the Bank’s management of credit risk on its advances, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2022 Form 10-K.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2023, and December 31, 2022.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

March 31, 2023
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	244	159	$49,883	$162,011	31%
4-6	74	47	74,223	110,967	67
7-10	6	3	86	287	30
Subtotal	324	209	124,192	273,265	45
Community development financial institutions (CDFIs)	7	6	102	154	66
Housing associates	2	1	102	148	69
Total	333	216	$124,396	$273,567	45%

December 31, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating		Number	Credit Outstanding(1)	Total	Used
1-3	257	172	$98,702	$323,212	31%
4-6	65	33	13,891	31,536	44
7-10	4	3	8	51	16
Subtotal	326	208	112,601	354,799	32
CDFIs	7	6	100	151	66
Housing associates	2	1	95	102	93
Total	335	215	$112,796	$355,052	32%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

March 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	13	$53,614	$56,534
11% – 25%	11	6,412	8,061
26% – 50%	28	24,451	36,276
More than 50%	164	39,919	172,696
Total	216	$124,396	$273,567

December 31, 2022
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$6,637	$7,319
11% – 25%	11	5,644	7,380
26% – 50%	22	15,509	24,465
More than 50%	171	85,006	315,888
Total	215	$112,796	$355,052
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2023, and December 31, 2022.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2023		December 31, 2022
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$3,176	$2,934	$3,004	$2,688
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	5,841	5,167	8,617	7,622
Agency pools and collateralized mortgage obligations	32,538	26,855	79,360	64,153
Private-label commercial MBS – publicly registered investment-grade-rated senior tranches	18	13	392	244
PLRMBS – private label investment-grade-rated senior tranches	749	403	762	409
Municipal Bonds – investment-grade-rated	17	12	17	12
Term deposits with the Bank	3	3	—	—
Total	$42,342	$35,387	$92,152	$75,128
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
As of March 31, 2023, of the loan collateral pledged to the Bank, 14% was pledged by 20 institutions by specific identification, 55% was pledged by 112 institutions under a blanket lien with detailed reporting, and 31% was pledged by 134 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of March 31, 2023, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2023, and December 31, 2022.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$267,745	$152,276	$265,972	$180,564
Second lien residential mortgage loans and home equity lines of credit	14,064	5,721	15,423	7,381
Multifamily mortgage loans	61,912	28,375	60,989	36,809
Commercial mortgage loans	84,601	50,846	92,413	54,341
Loan participations(1)	837	312	871	306
Small business, small farm, and small agribusiness loans	2,675	650	2,180	523
Other	—	—	2	—
Total	$431,834	$238,180	$437,850	$279,924
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2023, and December 31, 2022, the unpaid principal balance of these loans totaled $5.0 billion and $5.2 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
For more information on the Bank’s management of credit risk on its investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2022 Form 10-K.
The following table presents the Bank’s investment credit exposure at March 31, 2023, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
March 31, 2023
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,078	$—	$—	$—	$—	$4,078
MBS:
Other U.S. obligations – single-family	—	68	—	—	—	—	68
MBS – GSEs:
GSEs – single-family(2)	4	702	2	—	1	—	709
GSEs – multifamily	—	9,273	—	—	—	—	9,273
Total MBS – GSEs	4	9,975	2	—	1	—	9,982
PLRMBS	—	20	34	51	696	496	1,297
Total MBS	4	10,063	36	51	697	496	11,347
Total securities	4	14,141	36	51	697	496	15,425
Interest-bearing deposits	—	823	2,937	—	—	—	3,760
Securities purchased under agreements to resell(3)	—	9,200	—	—	—	1,900	11,100
Federal funds sold	—	2,839	6,188	400	—	—	9,427
Total investments	$4	$27,003	$9,161	$451	$697	$2,396	$39,712
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at March 31, 2023, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
(3)Unrated counterparties for these investments were broker-dealers approved by the Office of Finance, qualifying for limited trading programs authorized by the Bank. The securities purchased under agreements to resell with the broker-dealers were fully guaranteed by the U.S. government.
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

The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2023, and December 31, 2022.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	March 31, 2023	December 31, 2022
Interest-bearing deposits	$3,760	$3,677
Federal funds sold	9,427	4,719
Total	$13,187	$8,396
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2023, and December 31, 2022.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2023, 68% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2023, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
March 31, 2023
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$898	$2,587	$400	$3,885
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	898	2,937	400	4,235
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,646	—	1,646
Canada	2,064	—	—	2,064
Finland	700	—	—	700
France	—	250	—	250
Germany	—	1,646	—	1,646
Netherlands	—	1,646	—	1,646
United Kingdom	—	1,000	—	1,000
Total U.S. branches and agency offices of foreign commercial banks	2,764	6,188	—	8,952
Total unsecured credit exposure	$3,662	$9,125	$400	$13,187
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2023.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2023. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2023, the Bank’s MBS portfolio was

143% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At March 31, 2023, PLRMBS representing 10% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of March 31, 2023, the Bank’s investment in MBS had gross unrealized losses totaling $144 million, $37 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2023, all of the gross unrealized losses on its agency MBS are temporary.
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
The Bank has exposure to MBS with interest rates indexed to LIBOR. The following tables present the unpaid principal balance of adjustable rate MBS by interest rate index and the unpaid principal balance of LIBOR-indexed MBS for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by redemption term at March 31, 2023, and December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

Adjustable Rate MBS by Interest Rate Index
(In millions)
Interest Rate Index	March 31, 2023	December 31, 2022
LIBOR(1)	$2,864	$2,958
Constant maturity Treasury	55	51
Total adjustable rate investment securities(2)	$2,919	$3,009

LIBOR-Indexed MBS by Redemption Term
(In millions)
Redemption Term	March 31, 2023	December 31, 2022
Due through June 30, 2023	$5	$5
Due thereafter(2)	2,859	2,953
Total LIBOR-Indexed investment securities	$2,864	$2,958
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
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data - Note 14 - Derivatives and Hedging Activities” in the Bank’s 2022 Form 10-K.
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty generally must deliver or return margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount.
As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2023.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if the clearing agent fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible counterparty default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2023.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
March 31, 2023
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,490	$17	$(17)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	1,035	(48)	48	—	—
BBB	8,535	(274)	277	—	3
Cleared derivatives(2)	158,777	(30)	27	864	861
Total derivative positions with credit exposure to nonmember counterparties	170,837	$(335)	$335	$864	$864
Derivative positions without credit exposure	18,794
Total notional	$189,631

December 31, 2022
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,115	$38	$(35)	$—	$3
Cleared derivatives(2)	89,148	7	14	435	456
Liability positions with credit exposure:
Uncleared derivatives
A	11,246	(356)	358	—	2
Total derivative positions with credit exposure to nonmember counterparties	106,509	$(311)	$337	$435	$461
Derivative positions without credit exposure	10,284
Total notional	$116,793
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a Stable CreditWatch by S&P at March 31, 2023, and December 31, 2022.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at March 31, 2023, and December 31, 2022.

LIBOR-Indexed Interest Rate Swaps by Interest Rate Index

(In millions)	March 31, 2023		December 31, 2022
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$94,047	$95,584	$58,910	$57,883
LIBOR	—	196	55	504
SOFR	95,499	93,074	57,577	57,523
Overnight Index Swap – Effective Federal Funds Rate	85	777	251	883
Total notional amount	$189,631	$189,631	$116,793	$116,793
The following tables present the notional amount of interest rate swaps with LIBOR exposure for LIBOR tenors that cease or will no longer be representative immediately after June 30, 2023, by termination date broken out by the pay or receive leg and further bifurcated by cleared and uncleared derivative transactions at March 31, 2023, and December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for more information on the LIBOR transition and on SOFR as an alternative market benchmark.

LIBOR-Indexed Interest Rate Swaps by Termination Date
March 31, 2023
(In millions)	Receive Leg
Termination Date	Cleared	Uncleared
Terminates through June 30, 2023	$13	$6
Terminates thereafter(1)	177	—
Total Notional Amount	$190	$6

December 31, 2022
(In millions)	Pay Leg	Receive Leg
Termination Date	Cleared	Cleared	Uncleared
Terminates through June 30, 2023	$50	$303	$19
Terminates thereafter(1)	5	182	—
Total Notional Amount	$55	$485	$19
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
In the Bank’s 2022 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts and credit losses previously recorded before the adoption of accounting guidance related to the measurement of credit losses on MBS and mortgage loans.
There have been no significant changes in the judgments and assumptions made during the first three months of 2023 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve Board (Federal Reserve) announced the implementation of a Bank Term Funding Program (BTFP) as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers loans with terms of up to one year secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Eligible borrowers can request loans under the BTFP until at least March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. Given the BTFP’s recent implementation and lingering market uncertainty resulting from recent insolvencies of certain regional depository institutions, it is difficult to predict the impact of this new program on the Bank’s business, financial condition and results of operations. However, the BTFP is likely to provide an alternative funding source with favorable terms for the Bank’s depository institution members and could reduce their demand for the Bank’s advances during the term of the BTFP, which, in turn, could have a negative impact on the Bank’s advances balances.
Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the Finance Agency published a proposed rule that would require the FHLBanks to comply with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would give the Finance Agency enforcement authority. The proposal is open for public comment through June 26, 2023, and the Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of March 31, 2023.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of March 31, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2023	December 31, 2022
+200 basis-point change above current rates	–2.8%	–2.8%
+100 basis-point change above current rates	–1.4	–1.4
–100 basis-point change below current rates(2)	+1.2	+1.3
–200 basis-point change below current rates(2)	+2.1	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2023, are comparable with the estimates as of December 31, 2022. The increase in interest rates from yearend resulted in a larger absolute downward rate shocks for all term points. Compared to yearend, interest rates as of March 31, 2023 have increased 68 basis points for the one-month Treasury bill, decreased 35 basis points for the five-year Treasury note, and decreased 34 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 198% as of March 31, 2023.
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
The Bank’s Risk Appetite Framework incorporates a limit on the adverse sensitivity of projected net interest income as a percent of capital. The Bank’s net interest income on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200 basis-point change in interest rates from current rates (base case) to no worse than a –210 basis points change from the base-case projected net interest income on capital. With the indicated interest rate shifts, the net interest income on capital for the 12-month horizon is projected to remain within the limit of –210 basis points.
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

Total Bank Duration Gap Analysis

	2023		2022
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$142,493	1.5	$121,056	1.8
Liabilities	134,421	0.6	113,333	0.9
Net	$8,072	0.9	$7,723	0.9
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
The Bank manages the interest rate risk and market risk of the mortgage-related segment through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2023, was $12.1 billion, including $11.3 billion in MBS and $802 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2022, was $11.7 billion, including $10.9 billion in MBS and $816 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $10.8 billion, or 89%, of MBS and mortgage loans at March 31, 2023, and $10.3 billion, or 88%, of MBS and mortgage loans at December 31, 2022. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.3 billion, or 11%, of MBS and mortgage loans, at March 31, 2023, and $1.4 billion, or 12%, of MBS and mortgage loans at December 31, 2022.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2023	December 31, 2022
+200 basis-point change	–0.4%	–0.5%
+100 basis-point change	–0.2	–0.2
–100 basis-point change(2)	+0.1	+0.1
–200 basis-point change(2)	–0.1	+0.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The explanations for the changes in Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates attributable to the mortgage-related business from December 31, 2022, to March 31, 2023, are the same as the explanations for the sensitivity of the market value of capital attributable to all of the Bank’s assets, liabilities, and associated interest rate exchange agreements.
For more information on quantitative and qualitative disclosures about the Bank’s market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2022 Form 10-K.

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
Internal Control Over Financial Reporting
During the three months ended March 31, 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Part I. Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K. Below is a revised risk factor previously disclosed in the Bank’s 2022 Form 10-K. In addition, reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.

We have a high concentration of advances and capital with certain institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
We have a high concentration of advances and capital with certain institutions and their affiliates. All of the institutions may prepay or repay advances as they come due. If no other advances or investments are made to replace the prepaid and repaid advances of these institutions, it would result in a significant reduction of our total assets. Mergers and acquisitions have been announced involving certain of the Bank’s members, including some of the Bank’s larger borrowers. Events affecting the financial services industry have resulted in significant changes in the liquidity of some of the industry’s largest regional financial institutions, some of which have experienced significant deposit outflows and financial difficulties, resulting in the liquidation or receivership of some of the Bank’s larger borrowers. If other advances are not made to replace the advances of these members, the Bank’s total advances may be significantly reduced. The reduction in advances could result in a reduction of capital as the Bank repurchases the resulting excess stock, at our discretion, or redeems the excess stock after the expiration of the relevant five-year redemption period. Such a reduction in assets and capital could reduce our net income.

Additional information regarding concentration risk is set forth in “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Segment Information – Advances-Related Business” and “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Allocation of Net Income to Fund Discretionary Community Investment Programs. Each year, the Bank is required by the FHLBank Act to dedicate a minimum of 10% of the previous year’s net income to its Affordable Housing Program (AHP). In 2023, the board of directors of the Bank voted to voluntarily allocate up to an additional 5% (15% total) of its annual net income to funding economic development and homeownership grant programs and special purpose credit programs that enrich people’s lives and revitalize communities. Recently, the Bank announced an increase of $2.5 million to its annual AHEAD economic development grant program, which will enable it to award a total of $4 million in grants for the 2023 program. The Bank is currently evaluating other programs meeting community needs in affordable housing as well as business and community development, including allocating up to $10.0 million to a newly-created middle-income down-payment assistance grant program.

Executive Incentive Plan for 2022. Recently, the Federal Housing Finance Agency (Finance Agency) informed the Bank of its non-objection to the board of directors previously-approved 2023 performance goals, qualifiers, and award scales under the Bank's Executive Incentive Plan (EIP). The EIP is an incentive plan established by the board of directors for senior executive officers (excluding the chief audit executive) under which participants are eligible to receive an annual total incentive award (Annual Award) for the achievement of performance goals for designated performance periods.

Under the EIP, any Annual Award for the 2023 performance period would vest in two parts: 50% of the Annual Award (Year-End Award) would vest on the last day of 2023 subject to, among other things, the achievement of the 2023 performance goals and 2023 qualifiers and the participant receiving a satisfactory performance rating for the 2023 performance period; and the remaining 50% of the Annual Award would vest at the end of a 3-year deferral period (Deferred Award) subject to, among other things, the satisfaction of the 2023 qualifiers and the participant receiving a satisfactory performance rating for the 3-year deferral period.

Performance goals and qualifiers are the factors established annually by the board of directors for each performance period and taken into consideration in determining the amount of an Annual Award. Under the EIP, the 2023 performance period goals for the Year-End Award and Deferred Award are as follows: Business and Financial; Risk Management; Community Investment; and Diversity, Equity, and Inclusion and People.

The 2023 qualifiers under the EIP are: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase member stock.

For 2023, the achievement levels are: Minimum (the minimum level of performance that must be achieved for any awards to be paid); Meets (performance that is expected under the Bank’s EIP); and Maximum (a most optimistic level of performance that substantially exceeds expected performance). If the total weighted achievement level of the Bank’s performance goals and individual goals is between Minimum and Maximum, the range of Annual Awards for the participants (other than the chief executive officer) as a percentage of base salary would be 40% to 85%, and for the chief executive officer, 50% to 100%.

First Republic Bank Receivership. On May 1, 2023, the California DFPI closed First Republic Bank, appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, reported that they are entering into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. The May 1, 2023 advances outstanding balance is unchanged compared to the outstanding balance at March 31, 2023. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank will transfer $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassify that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition. See “Management’s Discussion and Analysis – Overview” for more information on the receivership of First Republic Bank.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Executive Incentive Plan, as amended and restated May 28, 2021; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; Appendix VI, as approved January 31, 2020; Appendix VII, as approved May 28, 2021; Appendix VIII, as approved December 10, 2021; and Appendix IX, as approved March 31, 2023.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2023.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)