Form 10-Q
period 2023-06-30
Federal Home Loan Bank of San Francisco
filed 2023-08-04
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2023
Class B Stock, par value $100 per share	32,995,939

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$12	$9
Interest-bearing deposits	4,120	3,677
Securities purchased under agreements to resell	12,990	7,000
Federal funds sold	9,585	4,719
Trading securities	1	1
Available-for-sale (AFS) securities, net of allowance for credit losses of $28 and $30, respectively (amortized cost of $14,490 and $12,757, respectively)(a)	14,458	12,713
Held-to-maturity (HTM) securities (fair values of $1,948 and $2,136, respectively)	1,985	2,181
Advances (includes $2,369 and $2,059 at fair value under the fair value option, respectively)	70,537	89,400
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	785	815
Accrued interest receivable	162	313
Derivative assets, net	5	26
Other assets	237	202
Total Assets	$114,877	$121,056
Liabilities:
Deposits	$779	$989
Consolidated obligations:
Bonds (includes $629 and $2,226 at fair value under the fair value option, respectively)	79,855	75,768
Discount notes	24,795	35,929
Total consolidated obligations	104,650	111,697
Mandatorily redeemable capital stock	843	5
Borrowings from other Federal Home Loan Banks (FHLBanks)	250	—
Accrued interest payable	618	326
Affordable Housing Program (AHP) payable	129	111
Derivative liabilities, net	8	2
Other liabilities	837	203
Total Liabilities	108,114	113,333
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
26 shares and 38 shares, respectively	2,600	3,758
Unrestricted retained earnings	3,387	3,262
Restricted retained earnings	795	732
Total Retained Earnings	4,182	3,994
Accumulated other comprehensive income/(loss) (AOCI)	(19)	(29)
Total Capital	6,763	7,723
Total Liabilities and Capital	$114,877	$121,056
(a)    At June 30, 2023, and December 31, 2022, $830 million and $435 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest Income:
Advances	$1,154	$117	$2,317	$156
Interest-bearing deposits	56	3	106	3
Securities purchased under agreements to resell	110	13	202	14
Federal funds sold	161	21	291	24
AFS securities	209	84	399	138
HTM securities	25	10	49	17
Mortgage loans held for portfolio	5	13	12	30
Total Interest Income	1,720	261	3,376	382
Interest Expense:
Consolidated obligations:
Bonds	1,125	50	2,045	62
Discount notes	397	83	832	89
Deposits	16	2	29	2
Borrowings from other FHLBanks	1	—	2	—
Mandatorily redeemable capital stock	2	—	2	—
Total Interest Expense	1,541	135	2,910	153
Net Interest Income	179	126	466	229
Provision for/(reversal of) credit losses	1	3	—	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	178	123	466	229
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(16)	(12)	(15)	(33)
Net gain/(loss) on derivatives	13	(20)	(21)	(12)
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	—	—	28
Standby letters of credit fees	6	3	11	7
Other, net	1	(2)	3	(3)
Total Other Income/(Loss)	4	(31)	(22)	(13)
Other Expense:
Compensation and benefits	25	22	52	46
Other operating expense	17	13	31	25
Federal Housing Finance Agency	3	1	5	3
Office of Finance	1	2	3	3
Other, net	2	—	2	(1)
Total Other Expense	48	38	93	76
Income/(Loss) Before Assessment	134	54	351	140
AHP assessment	13	6	35	14
Net Income/(Loss)	$121	$48	$316	$126
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net Income/(Loss)	$121	$48	$316	$126
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	42	(80)	10	(229)
Net change in pension and postretirement benefits	—	(2)	—	(2)
Total other comprehensive income/(loss)	42	(82)	10	(231)
Total Comprehensive Income/(Loss)	$163	$(34)	$326	$(105)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2022	21	$2,097	$692	$3,183	$3,875	$182	$6,154
Comprehensive income/(loss)			—	48	48	(82)	(34)
Issuance of capital stock	22	2,214					2,214
Repurchase of capital stock	(15)	(1,557)					(1,557)
Cash dividends paid on capital stock (6.00%)				(33)	(33)		(33)
Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744

Balance, March 31, 2023	40	$4,007	$770	$3,356	$4,126	$(61)	$8,072
Comprehensive income/(loss)			25	96	121	42	163
Issuance of capital stock	3	317					317
Repurchase of capital stock	(6)	(668)					(668)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(11)	(1,056)					(1,056)
Cash dividends paid on capital stock (7.00%)				(65)	(65)		(65)
Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			—	126	126	(231)	(105)
Issuance of capital stock	31	3,089					3,089
Repurchase of capital stock	(23)	(2,364)					(2,364)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(32)					(32)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(68)	(68)		(68)
Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744

Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			63	253	316	10	326
Issuance of capital stock	25	2,522					2,522
Repurchase of capital stock	(24)	(2,429)					(2,429)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,251)					(1,251)
Cash dividends paid on capital stock (7.00%)				(128)	(128)		(128)
Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$316	$126
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	63	111
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	15	33
Change in net derivatives and hedging activities	109	909
PLRMBS trust settlement	—	(28)
Other adjustments, net	3	3
Net change in:
Accrued interest receivable	148	(11)
Other assets	(39)	20
Accrued interest payable	285	20
Other liabilities	48	(36)
PLRMBS contingent liability	—	(41)
Total adjustments	632	980
Net cash provided by/(used in) operating activities	948	1,106
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(311)	(1,195)
Securities purchased under agreements to resell	(5,990)	(1,500)
Federal funds sold	(4,866)	(4,484)
Trading securities:
Proceeds from maturities and paydowns	—	251
AFS securities:
Proceeds from maturities and paydowns	164	626
Purchases	(1,311)	(3,046)
HTM securities:
Proceeds from maturities and paydowns	195	538
Advances:
Repaid	989,860	541,868
Originated	(971,175)	(568,637)
Mortgage loans held for portfolio:
Principal collected	28	130
Other investing activities, net	(1)	(2)
Net cash provided by/(used in) investing activities	6,593	(35,451)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(181)	404
Net change in borrowings from other FHLBanks	250	200
Net (payments)/proceeds on derivative contracts with financing elements	8	(7)
Net proceeds from issuance of consolidated obligations:
Bonds	67,230	12,402
Discount notes	71,132	98,975
Payments for matured and retired consolidated obligations:
Bonds	(63,226)	(8,371)
Discount notes	(82,303)	(69,886)
Proceeds from issuance of capital stock	2,522	3,089
Payments for repurchase/redemption of mandatorily redeemable capital stock	(413)	(30)
Payments for repurchase of capital stock	(2,429)	(2,364)
Cash dividends paid	(128)	(68)
Net cash provided by/(used in) financing activities	(7,538)	34,344
Net increase/(decrease) in cash and due from banks	3	(1)
Cash and due from banks at beginning of the period	9	55
Cash and due from banks at end of the period	$12	$54
Supplemental Disclosures:
Interest paid	$2,762	$71
AHP payments	17	21
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	2	16
Transfers of capital stock to mandatorily redeemable capital stock	1,251	32
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K. Other changes to these policies as of June 30, 2023, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide liquidity to the Bank.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2023, and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2023, and December 31, 2022. Carrying values of interest-bearing deposits and Federal

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

funds sold exclude accrued interest receivable of $18 million and $1 million, respectively, as of June 30, 2023, and $13 million and $1 million, respectively, as of December 31, 2022.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2023, and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes $2 million of accrued interest receivable as of June 30, 2023, and December 31, 2022.
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
Trading Securities. The estimated fair value of trading securities that were MBS - other U.S. obligations was $1 million as of June 30, 2023, and December 31, 2022. The unrealized net gain/(loss) on trading securities held at June 30, 2023 and 2022, were de minimis amounts.
Available-for-Sale Securities. AFS securities by major security type as of June 30, 2023, and December 31, 2022, were as follows:

June 30, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$4,021	$—	$10	$—	$4,031
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	9,341	—	9	(42)	9,308
PLRMBS	1,128	(28)	42	(23)	1,119
Total MBS	10,469	(28)	51	(65)	10,427
Total	$14,490	$(28)	$61	$(65)	$14,458

December 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. obligations – Treasury notes	$4,012	$—	$12	$—	$4,024
MBS:
GSEs – multifamily	7,562	—	2	(57)	7,507
PLRMBS	1,183	(30)	54	(25)	1,182
Total MBS	8,745	(30)	56	(82)	8,689
Total	$12,757	$(30)	$68	$(82)	$12,713
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $48 million and $46 million at June 30, 2023, and December 31, 2022, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At June 30, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $54 million, discounts of $145 million, and previous credit losses related to the prior methodology of evaluating credit losses of $331 million for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52 million, discounts of $113 million, and previous credit losses related to the prior methodology of evaluating credit losses of $351 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2023, and December 31, 2022. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$4,089	$21	$1,834	$21	$5,923	$42
PLRMBS	71	2	235	21	306	23
Total	$4,160	$23	$2,069	$42	$6,229	$65

December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,635	$57	$—	$—	$6,635	$57
PLRMBS	292	17	68	8	360	25
Total	$6,927	$74	$68	$8	$6,995	$82
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of June 30, 2023, and December 31, 2022, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$4,021	$4,031
MBS	10,469	10,427
Total	$14,490	$14,458

December 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. obligations – Treasury notes – Due after 1 year through 5 years	$4,012	$4,024
MBS	8,745	8,689
Total	$12,757	$12,713
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$60	$—	$(2)	$58
MBS – GSEs:
MBS – GSEs – single-family	672	1	(20)	653
MBS – GSEs – multifamily	1,115	—	(6)	1,109
Subtotal MBS – GSEs	1,787	1	(26)	1,762
PLRMBS	138	—	(10)	128
Total	$1,985	$1	$(38)	$1,948

December 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$72	$—	$(2)	$70
MBS – GSEs:
MBS – GSEs – single-family	745	1	(22)	724
MBS – GSEs – multifamily	1,209	—	(10)	1,199
Subtotal MBS – GSEs	1,954	1	(32)	1,923
PLRMBS	155	—	(12)	143
Total	$2,181	$1	$(46)	$2,136
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million and $5 million at June 30, 2023, and December 31, 2022, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At June 30, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million, discounts of $3 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and six months ended June 30, 2023 and 2022. The Bank recorded no allowance for credit losses associated with HTM securities during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance, beginning of the period	$28	$14	$30	$17
(Charge-offs)/recoveries	(1)	—	(2)	—
Provision for/(reversal of) credit losses	1	3	—	—
Balance, end of the period	$28	$17	$28	$17
To evaluate investment securities for credit loss at June 30, 2023, and December 31, 2022, the Bank employed the following methodologies, based on the type of security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at June 30, 2023, and December 31, 2022, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At June 30, 2023, and December 31, 2022, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments and substantially all of these securities are highly rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2023, and December 31, 2022.
As of June 30, 2023, and December 31, 2022, the Bank had not established an allowance for credit losses on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2023, and December 31, 2022, approximately 4% PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For certain PLRMBS where underlying collateral data is not available, alternative procedures as determined by the Bank are used to assess these securities for credit loss measurement.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the fair value of PLRMBS classified as Level 3 as of June 30, 2023, uses significant inputs that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 9.8%; default rates of 7.2%; and loss severities of 53.1%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of June 30, 2023. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $8 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $19 million and $29 million for the six months ended June 30, 2023 and 2022, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $5 million and $10 million for the three months ended June 30, 2023 and 2022, respectively, and $12 million and $18 million for the six months ended June 30, 2023 and 2022, respectively.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank previously recognized a credit loss on these HTM PLRMBS, which the Bank believes is evidence of a significant decline in the credit quality of the underlying collateral. The decline in the credit quality of the underlying collateral is the basis for the transfers to the AFS portfolio. These transfers allow the Bank the option to sell these securities before maturity in view of changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank’s intent to hold these securities for an indefinite period of time. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $2 million during the three and six months ended June 30, 2023. The Bank did not transfer any PLRMBS from its HTM portfolio to its AFS portfolio during the three months ended June 30, 2022. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $16 million and a fair value of $19 million during the six months ended June 30, 2022.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $1 million during the three months ended June 30, 2023, as a result of charge-offs of $1 million recognized during the quarter. The Bank recorded no provision for credit losses for PLRMBS during the six months ended June 30, 2023, as charge-offs of $2 million during the period were offset by improvements in the fair values of the underlying collateral on certain securities. The Bank recorded a provision for credit losses of $3 million and a de minimis amount during the three and six months ended June 30, 2022, respectively, largely because of declines in the fair values and the present value of expected cash flows of certain PLRMBS.

Note 4 — Advances
The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 90 days to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index.
Redemption Terms. The Bank had advances outstanding at interest rates ranging from 0.33% to 8.57% at June 30, 2023, and 0.21% to 8.57% at December 31, 2022, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	June 30, 2023		December 31, 2022
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$—	4.90%	$2	4.15%
Within 1 year(2)	36,732	4.85	71,050	4.34
After 1 year through 2 years	20,673	3.91	7,634	3.30
After 2 years through 3 years	5,261	3.40	4,036	2.22
After 3 years through 4 years	3,601	2.79	3,391	2.05
After 4 years through 5 years	4,089	3.77	2,815	3.24
After 5 years	1,075	3.62	1,189	3.50
Total par value	71,431	4.29%	90,117	4.03%
Valuation adjustments for hedging activities	(850)		(670)
Valuation adjustments under fair value option	(44)		(47)
Total	$70,537		$89,400
(1)Carrying amounts exclude accrued interest receivable of $82 million and $241 million at June 30, 2023, and December 31, 2022, respectively.
(2)Advances outstanding with redemption terms within three months totaled $18.8 billion and $46.3 billion at June 30, 2023, and December 31, 2022, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is generally charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by Finance Agency regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $40.3 billion at June 30, 2023, and $19.2 billion at December 31, 2022. The Bank had advances with partial prepayment symmetry outstanding totaling $0.7 billion at June 30, 2023, and $1.0 billion at December 31, 2022. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $8.3 billion at June 30, 2023, and $9.8 billion at December 31, 2022.
The Bank had putable advances totaling $1.4 billion at June 30, 2023, and $0.8 billion at December 31, 2022. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2023, and December 31, 2022, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Within 1 year	37,052	71,370	37,597	71,850
After 1 year through 2 years	20,683	7,634	21,173	7,634
After 2 years through 3 years	5,261	4,046	4,811	3,836
After 3 years through 4 years	3,611	3,391	3,601	3,391
After 4 years through 5 years	4,089	2,825	3,174	2,215
After 5 years	735	849	1,075	1,189
Total par value	$71,431	$90,117	$71,431	$90,117

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at June 30, 2023 and 2022. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three and six months ended June 30, 2023 and 2022.

June 30, 2023
(Dollars in millions)	June 30, 2023		Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$27,535	39%	$288	29%	$465	24%
City National Bank	8,000	11	107	11	222	11
Western Alliance Bank	4,900	7	105	10	132	7
First Technology Federal Credit Union(3)	4,050	6	37	4	75	4
MUFG Union Bank, National Association(4)	2,050	3	93	9	130	7
Luther Burbank Savings(3)	1,577	2	14	1	23	1
Bank of the West(5)	1,300	2	34	3	100	5
SchoolsFirst Federal Credit Union	1,023	1	9	1	17	1
Wells Fargo National Bank West	1,000	1	25	2	49	2
Logix Federal Credit Union	930	1	12	1	23	1
Subtotal	52,365	73	724	71	1,236	63
Others	19,066	27	283	29	742	37
Total par value	$71,431	100%	$1,007	100%	$1,978	100%

June 30, 2022
(Dollars in millions)	June 30, 2022		Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank(2)	$11,000	25%	$20	15%	$29	14%
MUFG Union Bank, National Association(4)	8,950	21	22	17	35	17
Silicon Valley Bank(6)	3,500	8	1	1	2	1
First Technology Federal Credit Union(3)	3,248	7	11	8	19	10
Western Alliance Bank	2,000	5	6	4	6	3
Pacific Western Bank	1,230	3	2	1	2	1
Wescom Central Credit Union	975	2	4	3	5	2
Luther Burbank Savings(3)	955	2	4	3	7	3
Silvergate Bank	800	2	1	1	1	—
Pacific Premier Bank	600	1	3	2	4	2
Subtotal	33,258	76	74	55	110	53
Others	10,368	24	60	45	92	47
Total par value	$43,626	100%	$134	100%	$202	100%
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(2)    On May 1, 2023, the California Department of Financial Protection and Innovation (DFPI) closed First Republic Bank and appointed the FDIC as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
(3)    An officer or director of the member is a Bank director.
(4)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(5)    On February 1, 2023, BMO Harris, a nonmember, announced that it completed its acquisition of Bank of the West.
(6)    On March 10, 2023, Silicon Valley Bank was closed by the California DFPI and the FDIC was named as receiver. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, National Association. The advances to Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank, and were repaid by Silicon Valley Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company, a nonmember.

Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss.
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At June 30, 2023, and December 31, 2022, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At June 30, 2023, and December 31, 2022, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2023, and December 31, 2022.
Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2023, and December 31, 2022, are detailed below:

(In millions)	June 30, 2023	December 31, 2022
Par value of advances:
Fixed rate:
Due within 1 year	$21,215	$47,621
Due after 1 year	34,684	18,050
Total fixed rate	55,899	65,671
Adjustable rate:
Due within 1 year	15,517	23,431
Due after 1 year	15	1,015
Total adjustable rate	15,532	24,446
Total par value	$71,431	$90,117
The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2023, or December 31, 2022. The Bank has generally elected to account for certain advances with embedded features under the fair value option, and these advances are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were in hedging relationships. The net amount of prepayment fees received was $4 million and $99 million for the three and six months ended June 30, 2023, respectively. The net amount of prepayment fees paid was a de minimis amount and $2 million for the three and six months ended June 30, 2022, respectively.
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of June 30, 2023, and December 31, 2022, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	June 30, 2023	December 31, 2022
Fixed rate medium-term mortgage loans	$13	$14
Fixed rate long-term mortgage loans	734	761
Subtotal	747	775
Unamortized premiums	41	43
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio(1)	786	816
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$785	$815
(1)Excludes accrued interest receivable of $5 million at June 30, 2023, and December 31, 2022.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2023, and December 31, 2022.

June 30, 2023
(Dollars in millions)	Origination Year
Payment Status	2019 to 2023	Prior to 2019	Amortized Cost(1)
30 – 59 days delinquent	$1	$4	$5
60 – 89 days delinquent	—	2	2
90 days or more delinquent	4	13	17
Total past due	5	19	24
Total current loans	355	407	762
Total mortgage loans held for portfolio	$360	$426	$786
In process of foreclosure, included above(2)			$2
Nonaccrual loans(3)			$17
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.20%

December 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$4	$5	$9
60 – 89 days delinquent	2	1	3
90 days or more delinquent	11	8	19
Total past due	17	14	31
Total current loans	449	336	785
Total mortgage loans held for portfolio	$466	$350	$816
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.30%
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
(3)    At June 30, 2023, and December 31, 2022, $6 million and $7 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At June 30, 2023, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to depreciate 0.7% over a one-year forecast

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2022, the Bank’s reasonable and supportable forecast of housing prices also expects, on average, for prices to depreciate 0.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both June 30, 2023 and 2022, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and six months ended June 30, 2023 and 2022.
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
Deposits and interest rate payment terms for deposits as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Adjustable rate	$774	4.90%	$983	4.15%
Non-interest-bearing deposits	5		6
Total	$779		$989

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2023, and December 31, 2022.

(Dollars in millions)	June 30, 2023		December 31, 2022
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$61,068	4.92%	$58,301	4.05%
After 1 year through 2 years	10,563	3.27	8,268	2.30
After 2 years through 3 years	4,167	1.22	2,317	1.26
After 3 years through 4 years	3,226	1.15	5,473	0.99
After 4 years through 5 years	871	2.21	1,255	1.47
After 5 years	1,022	2.10	1,293	1.73
Total par value	80,917	4.30%	76,907	3.47%
Unamortized premiums	—		1
Unamortized discounts	(8)		(5)
Valuation adjustments for hedging activities	(1,010)		(1,083)
Fair value option valuation adjustments	(44)		(52)
Total	$79,855		$75,768
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $23.8 billion at June 30, 2023, and $19.7 billion at December 31, 2022. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $22.3 billion at June 30, 2023, and $18.1 billion at December 31, 2022. The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at June 30, 2023, and December 31, 2022, was as follows:

(In millions)	June 30, 2023	December 31, 2022
Par value of consolidated obligation bonds:
Non-callable	$57,155	$57,164
Callable	23,762	19,743
Total par value	$80,917	$76,907
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2023, and December 31, 2022, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)
Earlier of Contractual Maturity or Next Call Date	June 30, 2023	December 31, 2022
Within 1 year	$74,971	$73,049
After 1 year through 2 years	5,430	3,310
After 2 years through 3 years	142	187
After 3 years through 4 years	326	313
After 4 years through 5 years	11	—
After 5 years	37	48
Total par value	$80,917	$76,907
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$25,011	4.98%	$36,159	4.13%
Unamortized discounts	(216)		(230)
Total	$24,795		$35,929
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2023, and December 31, 2022, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2022 Form 10-K.

(In millions)	June 30, 2023	December 31, 2022
Par value of consolidated obligations:
Bonds:
Fixed rate	$35,044	$25,632
Adjustable rate	45,200	48,997
Step-up	673	2,278
Total bonds, par value	80,917	76,907
Discount notes, par value	25,011	36,159
Total consolidated obligations, par value	$105,928	$113,066
The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2023, or December 31, 2022. The Bank has generally elected to account for certain bonds with embedded features under the fair value option, and these bonds are carried at fair value on the Statements of Condition. For more information, see Note 11 – Derivatives and Hedging Activities and Note 12 – Fair Value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended June 30, 2023 and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2022	$191	$(9)	$182
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(80)		(80)
Net current period other comprehensive income/(loss)	(80)	(2)	(82)
Balance, June 30, 2022	$111	$(11)	$100

Balance, March 31, 2023	$(46)	$(15)	$(61)
Other comprehensive income/(loss):
Net change in fair value	42	—	42
Net current period other comprehensive income/(loss)	42	—	42
Balance, June 30, 2023	$(4)	$(15)	$(19)
The following table summarizes the changes in AOCI for the six months ended June 30, 2023 and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(229)		(229)
Net current period other comprehensive income/(loss)	(229)	(2)	(231)
Balance, June 30, 2022	$111	$(11)	$100

Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in fair value	10	—	10
Net current period other comprehensive income/(loss)	10	—	10
Balance, June 30, 2023	$(4)	$(15)	$(19)

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
As of June 30, 2023, and December 31, 2022, the Bank complied with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2023		December 31, 2022
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,292	$7,625	$898	$7,757
Total regulatory capital	$4,595	$7,625	$4,842	$7,757
Total regulatory capital ratio	4.00%	6.64%	4.00%	6.41%
Leverage capital	$5,744	$11,438	$6,053	$11,636
Leverage ratio	5.00%	9.96%	5.00%	9.61%
The Bank’s capital plan requires each member to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within ranges established in the capital plan. Any changes to the capital plan must be approved by the Bank’s board of directors (Board) and the Finance Agency. For information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Capital Requirements” in the Bank’s 2022 Form 10-K.
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $843 million outstanding to six institutions at June 30, 2023, and $5 million outstanding to three institutions at December 31, 2022. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at the beginning of the period	$95	$7	$5	$3
Reclassified from/(to) capital during the period	1,056	—	1,251	32
Repurchase/redemption of mandatorily redeemable capital stock	(308)	(2)	(413)	(30)
Balance at the end of the period	$843	$5	$843	$5
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of $2 million for the three and six months ended June 30, 2023, respectively. Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for the three and six months ended June 30, 2022.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2023, and December 31, 2022.

(In millions)
Contractual Redemption Period	June 30, 2023	December 31, 2022
After 2 years through 3 years	$1	$—
After 3 years through 4 years	3	1
After 4 years through 5 years	838	3
Past contractual redemption date because of remaining activity(1)	1	1
Total	$843	$5
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of outstanding activity.
If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank may repurchase those shares, at its sole discretion, subject to the statutory and regulatory restrictions on excess capital stock redemption. The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In July 2023, the required level of retained earnings was decreased from $2.7 billion to $2.6 billion. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s Board , which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
The Bank satisfies its retained earnings requirement with both restricted retained earnings (i.e., amounts related to the Joint Capital Enhancement (JCE) Agreement) and unrestricted retained earnings. In accordance with the JCE Agreement, each FHLBank is required to reclassify an amount equal to 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account, calculated as of the last day of each calendar quarter, equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. Under the JCE Agreement, these restricted retained earnings will not be available to pay dividends. The JCE Agreement also provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum may be released from restricted retained earnings.
As a result of the Bank exceeding this threshold, the Bank reclassified $16 million from restricted retained earnings to unrestricted retained earnings during the first quarter of 2022. The Bank made no reclassifications from restricted retained earnings to unrestricted retained earnings during the three and six months ended June 30, 2023, nor during the three months ended June 30, 2022. The Bank’s restricted retained earnings totaled $795 million and $732 million at June 30, 2023, and December 31, 2022, respectively. The Bank’s unrestricted retained earnings totaled $3.4 billion and $3.3 billion at June 30, 2023, and December 31, 2022, respectively.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $125 million, or 0.11% of total assets as of June 30, 2023. Excess stock totaled $157 million, or 0.13% of total assets as of December 31, 2022.
In the second quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $65 million, including $65 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $33 million, including $33 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the first six months of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $130 million, including $128 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. In the first six months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $68 million, including $68 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On July 27, 2023, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2023 at an annualized rate of 7.75%, totaling $77 million. The Bank recorded the dividend on July 27, 2023, and expects to pay the dividend on August 10, 2023.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. For information on excess stock, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K. The Bank repurchased $1.0 billion and $1.6 billion in excess stock during the second quarter of 2023 and 2022, respectively, and $2.8 billion and $2.4 billion in excess stock during the six months ended June 30, 2023 and 2022, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the second quarter of 2023 and 2022, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2023, or December 31, 2022:

	June 30, 2023		December 31, 2022
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association(1)	$744	22%	$—	—%
First Republic Bank(1)	—	—	379	10
Silicon Valley Bank(2)	—	—	418	11
Subtotal	744	22	797	21
Others	2,699	78	2,966	79
Total	$3,443	100%	$3,763	100%
(1) On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including the advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassified that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition.
(2) On March 10, 2023, the FDIC was appointed as receiver for Silicon Valley Bank. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, National Association. The advances and capital stock held by Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank and were repaid and redeemed, respectively. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company, a nonmember.

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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before the AHP assessment for the three and six months ended June 30, 2023 and 2022.

(In millions)	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three Months Ended:
June 30, 2023	$127	$46	$173	$(11)	$4	$2	$178	$4	$48	$134
June 30, 2022	55	68	123	(7)	7	—	123	(31)	38	54
Six Months Ended:
June 30, 2023	$367	$99	$466	$(1)	$(1)	$2	$466	$(22)	$93	$351
June 30, 2022	86	136	222	(14)	7	—	229	(13)	76	140
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaling $8 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $19 million and $29 million for the six months ended June 30, 2023 and 2022, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses that totaled $1 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and de minimis amounts for the six months ended June 30, 2023 and 2022.
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
The following table presents total assets by operating segment at June 30, 2023, and December 31, 2022.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2023	$101,635	$13,242	$114,877
December 31, 2022	109,330	11,726	121,056

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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2023, and December 31, 2022. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2023			December 31, 2022
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$86,533	$846	$1,000	$69,204	$799	$1,062
Derivatives not designated as hedging instruments:
Interest rate swaps	61,785	52	110	47,589	50	133
Total derivatives before netting and collateral adjustments	$148,318	898	1,110	$116,793	849	1,195
Netting adjustments and cash collateral(1)		(893)	(1,102)		(823)	(1,193)
Total derivative assets and total derivative liabilities		$5	$8		$26	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $562 million and $694 million at June 30, 2023, and December 31, 2022, respectively. Cash collateral received, including accrued interest, was $353 million and $324 million at June 30, 2023, and December 31, 2022, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,154	$209	$(1,125)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$548	$356	$(288)
Hedged items	(399)	(258)	141
Net gain/(loss) on fair value hedging relationships	149	98	(147)
Net amortization of gain on discontinued fair value hedging relationships	(5)	(26)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$144	$72	$(147)

	Three Months Ended June 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$117	$84	$(50)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$137	$280	$(162)
Hedged items	(147)	(282)	173
Net gain/(loss) on fair value hedging relationships	(10)	(2)	11
Net amortization of gain on discontinued fair value hedging relationships	(7)	(27)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(17)	$(29)	$11

	Six Months Ended June 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$2,317	$399	$(2,045)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$247	$207	$(204)
Hedged items	(210)	(26)	(73)
Net gain/(loss) on fair value hedging relationships	37	181	(277)
Net amortization of basis adjustments on discontinued hedging relationships	(13)	(51)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$24	$130	$(277)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended June 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$156	$138	$(62)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$457	$709	$(598)
Hedged items	(487)	(721)	633
Net gain/(loss) on fair value hedging relationships	(30)	(12)	35
Net amortization of basis adjustments on discontinued hedging relationships	(14)	(54)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(44)	$(66)	$35
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2023, and December 31, 2022.

	June 30, 2023			December 31, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$40,737	$13,362	$(31,239)	$34,535	$11,574	$(21,976)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(917)	$(1,417)	$1,010	$(740)	$(1,410)	$1,083
Discontinued hedging relationships included in amortized cost	67	676	—	70	740	—
Total amount of fair value hedging basis adjustments	$(850)	$(741)	$1,010	$(670)	$(670)	$1,083
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$10	$(27)	$(18)	$(19)
Net interest settlements	4	7	(1)	7
Total net gain/(loss) related to derivatives not designated as hedging instruments	14	(20)	(19)	(12)
Price alignment amount(1)	(1)	—	(2)	—
Net gain/(loss) on derivatives	$13	$(20)	$(21)	$(12)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
For cleared derivatives, the clearing house is the Bank’s counterparty. The requirement that the Bank post initial and variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearing house or clearing agent insolvency and under applicable clearing house rules upon a non-insolvency-based event of default of the clearing house or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearing house.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2023, was $551 million, for which the Bank posted cash collateral of $548 million in the ordinary course of business.
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data - Note 14 - Derivatives and Hedging Activities” in the Bank’s 2022 Form 10-K.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2023, and December 31, 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2023		December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$894	$1,098	$834	$1,188
Cleared	4	12	15	7
Total gross recognized amount	898	1,110	849	1,195
Gross amount of netting adjustments and cash collateral
Uncleared	(892)	(1,090)	(829)	(1,186)
Cleared	(1)	(12)	6	(7)
Total gross amounts of netting adjustments and cash collateral	(893)	(1,102)	(823)	(1,193)
Total derivative assets and total derivative liabilities	$5	$8	$26	$2

Non-cash collateral received or pledged that can be sold or repledged
Cleared	—	—	(435)	—
Total net amount of non-cash collateral received or pledged	$—	$—	$(435)	$—

Net amount(1)
Uncleared	$2	$8	$5	$2
Cleared	3	—	456	—
Total net amount	$5	$8	$461	$2
(1) Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2023, the Bank had additional net credit exposure of $830 million due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position. There was no such additional net credit exposure at December 31, 2022.
Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2023, and December 31, 2022. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2023, and December 31, 2022. The Bank

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	June 30, 2023
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$12	$12	$12	$—	$—	$—
Interest-bearing deposits	4,120	4,120	4,120	—	—	—
Securities purchased under agreements to resell	12,990	12,990	—	12,990	—	—
Federal funds sold	9,585	9,585	—	9,585	—	—
Trading securities	1	1	—	1	—	—
AFS securities	14,458	14,458	—	13,339	1,119	—
HTM securities	1,985	1,948	—	1,820	128	—
Advances	70,537	70,368	—	70,368	—	—
Mortgage loans held for portfolio	785	670	—	670	—	—
Accrued interest receivable	162	162	—	162	—	—
Derivative assets, net(2)	5	5	—	898	—	(893)
Other assets(3)	16	16	16	—	—	—
Liabilities
Deposits	779	779	—	779	—	—
Consolidated obligations:
Bonds	79,855	79,513	—	79,513	—	—
Discount notes	24,795	24,781	—	24,781	—	—
Total consolidated obligations	104,650	104,294	—	104,294	—	—
Mandatorily redeemable capital stock	843	843	843	—	—	—
Borrowings from other FHLBanks	250	250	—	250	—	—
Accrued interest payable	618	618	—	618	—	—
Derivative liabilities, net(2)	8	8	—	1,110	—	(1,102)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2022
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	3,677	3,677	3,677	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	4,719	4,719	—	4,719	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,713	12,713	—	11,531	1,182	—
HTM securities	2,181	2,136	—	1,993	143	—
Advances	89,400	89,183	—	89,183	—	—
Mortgage loans held for portfolio	815	695	—	695	—	—
Accrued interest receivable	313	313	—	313	—	—
Derivative assets, net(2)	26	26	—	849	—	(823)
Other assets(3)	15	15	15	—	—	—
Liabilities		—
Deposits	989	989	—	989	—	—
Consolidated obligations:		—
Bonds	75,768	75,396	—	75,396	—	—
Discount notes	35,929	35,916	—	35,916	—	—
Total consolidated obligations	111,697	111,312	—	111,312	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Accrued interest payable	326	326	—	326	—	—
Derivative liabilities, net(2)	2	2	—	1,195	—	(1,193)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2023:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2022 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three and six months ended June 30, 2023.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2023, and December 31, 2022, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	4,031	—	—	4,031
MBS:
GSEs – multifamily	—	9,308	—	—	9,308
PLRMBS	—	—	1,119	—	1,119
Subtotal AFS MBS	—	9,308	1,119	—	10,427
Total AFS securities	—	13,339	1,119	—	14,458
Advances(2)	—	2,369	—	—	2,369
Derivative assets, net: interest rate-related	—	898	—	(893)	5
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$16,607	$1,119	$(893)	$16,849
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$629	$—	$—	$629
Derivative liabilities, net: interest rate-related	—	1,110	—	(1,102)	8
Total recurring fair value measurements – Liabilities	$—	$1,739	$—	$(1,102)	$637
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$19	$—	$19
Total nonrecurring fair value measurements – Assets	$—	$—	$19	$—	$19

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. obligations – Treasury notes	—	4,024	—	—	4,024
MBS:
GSEs – multifamily	—	7,507	—	—	7,507
PLRMBS	—	—	1,182	—	1,182
Subtotal AFS MBS	—	7,507	1,182	—	8,689
Total AFS securities	—	11,531	1,182	—	12,713
Advances(2)	—	2,059	—	—	2,059
Derivative assets, net: interest rate-related	—	849	—	(823)	26
Other assets	15	—	—	—	15
Total recurring fair value measurements – Assets	$15	$14,440	$1,182	$(823)	$14,814
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,226	$—	$—	$2,226
Derivative liabilities, net: interest rate-related	—	1,195	—	(1,193)	2
Total recurring fair value measurements – Liabilities	$—	$3,421	$—	$(1,193)	$2,228
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2023, and December 31, 2022.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2023, and December 31, 2022.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2023, and year ended December 31, 2022.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2023	June 30, 2022
Balance, beginning of the period	$1,150	$1,459
Total gain/(loss) realized and unrealized included in:
Interest income	9	15
(Provision for)/reversal of credit losses	(1)	(3)
Unrealized gain/(loss) included in AOCI	—	(52)
Settlements	(41)	(92)
Transfers of HTM securities to AFS securities	2	—
Balance, end of the period	$1,119	$1,327
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$—	$(52)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$6	$12

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Balance, beginning of the period	$1,182	$1,608
Total gain/(loss) realized and unrealized included in:
Interest income	19	29
Other income/(loss)	—	28
Unrealized gain/(loss) included in AOCI	(11)	(85)
Settlements	(73)	(269)
Transfers of HTM securities to AFS securities	2	16
Balance, end of the period	$1,119	$1,327
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(11)	$(85)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$18	$29
Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated obligation bonds carried at fair value are recognized solely on the contractual amount of interest due or unpaid. Any consolidated obligation bond underwriting fees or concessions will be immediately recognized in other income/(loss) or other expense.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes    the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,392	$782	$1,589	$1,924
New transactions elected for fair value option	15	—	310	310
Maturities and terminations	(19)	(150)	(221)	(15)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(19)	(3)	(26)	(14)
Change in accrued interest	—	—	—	4
Balance, end of the period	$2,369	$629	$1,652	$2,209

	Six Months Ended
	June 30, 2023		June 30, 2022
(In millions)	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$2,059	$2,226	$1,772	$627
New transactions elected for fair value option	565	30	320	1,635
Maturities and terminations	(257)	(1,635)	(365)	(15)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds from changes in fair value recognized in earnings	(1)	14	(75)	(42)
Change in accrued interest	3	(6)	—	4
Balance, end of the period	$2,369	$629	$1,652	$2,209
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2023 and 2022. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2023, and December 31, 2022:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2023			December 31, 2022
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,413	$2,369	$(44)	$2,106	$2,059	$(47)
Consolidated obligation bonds	673	629	(44)	2,278	2,226	(52)
(1)    At June 30, 2023, and December 31, 2022, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.3 trillion at June 30, 2023, and $1.2 trillion at December 31, 2022. The par value of the Bank’s participation in consolidated obligations was $105.9 billion at June 30, 2023, and $113.1 billion at December 31, 2022.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2022 Form 10-K.
Off-balance sheet commitments as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023			December 31, 2022
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$8,726	$10,155	$18,881	$16,591	$6,049	$22,640
Commitments to issue consolidated obligation discount notes, par	—	—	—	300	—	300
Commitments to issue consolidated obligation bonds, par	—	—	—	2,385	—	2,385
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $66 million and $34 million at June 30, 2023, and December 31, 2022. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2023, and December 31, 2022.
There were no commitments to fund advances at June 30, 2023, and December 31, 2022. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

risk-related contingent features. As of June 30, 2023, the Bank had pledged total collateral of $1.4 billion, including securities with a carrying value of $830 million, all of which may be repledged, and cash collateral, including accrued interest, of $562 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2022, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $435 million, all of which may be repledged, and cash collateral, including accrued interest, of $694 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
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

(In millions)	June 30, 2023	December 31, 2022
Assets:
Advances	$8,303	$7,269
Mortgage loans held for portfolio	77	80
Accrued interest receivable	8	9
Liabilities:
Deposits	$30	$11
Capital:
Capital Stock	$260	$215

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income:
Advances	$75	$18	$144	$31
Mortgage loans held for portfolio	1	—	1	—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2023, and December 31, 2022, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2022 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2023 and 2022, the Bank extended overnight loans to other FHLBanks for $1.3 billion and $1.9 billion, respectively. The amount of interest income for these advances was de minimis for the six months ended

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Bank borrowed $4.8 billion and $4.2 billion, respectively, from other FHLBanks. Interest expense related to these borrowings was $2 million for the six months ended June 30, 2023 and was de minimis for the six months ended June 30, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including inflation and rising interest rates, changes in the credit ratings of the United States, including any effects of Fitch Ratings’ recent downgrade in the sovereign credit rating of the United States, and conditions in the mortgage, housing, and capital markets;
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

Quarterly Overview
Net income for the second quarter of 2023 was $121 million, an increase of $73 million compared with net income of $48 million for the second quarter of 2022. The $73 million increase in net income for the second quarter of 2023, relative to the prior-year period, was primarily attributable to an increase of $53 million in net interest income for the quarter and a change in other income/(loss) of $35 million.
The $53 million increase in net interest income for the quarter was primarily attributable to higher yields on higher average balances of advances and investments, partially offset by higher interest costs on greater funding levels.
The $35 million change in other income/(loss) for the quarter was primarily attributable to an improvement of $33 million in the fair values of interest rate swaps that were used to hedge advances and consolidated obligations and classified as economic hedging relationships.
At June 30, 2023, total assets were $114.9 billion, a decrease of $6.2 billion from $121.1 billion at December 31, 2022. Advances decreased by $18.9 billion to $70.5 billion at June 30, 2023, from $89.4 billion at December 31, 2022. Total investments increased by $12.8 billion to $43.1 billion at June 30, 2023, from $30.3 billion at December 31, 2022. The increase in investments was largely the result of increases of $6.0 billion in securities purchased under agreements to resell, $4.9 billion in federal funds sold, and $1.5 billion in mortgage-backed securities.
As of June 30, 2023, the Bank complied with all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 6.6% at June 30, 2023. The increase in the regulatory capital ratio from 6.4% at December 31, 2022 was mainly attributable to a decrease in total assets. The Bank also exceeded its risk-based capital requirement of $1.3 billion with $7.6 billion in permanent capital. Total retained earnings increased to $4.2 billion as of June 30, 2023, from $4.0 billion at yearend 2022.
On July 27, 2023, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the second quarter of 2023 at an annualized rate of 7.75%, an increase from the 7.00% rate paid for the prior quarter. The quarterly dividend will total $77 million, and the Bank expects to pay the dividend on August 10, 2023.
Events affecting the financial services industry during the first two quarters of 2023 resulted in significant changes in the liquidity of some of the largest regional financial institutions, some of which have experienced significant deposit outflows and financial difficulties, resulting in the liquidation or receivership of three of the Bank’s larger borrowers.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank. As of March 1, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation (DFPI) and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. The FDIC created Silicon Valley Bridge Bank, N.A., whereby all of the deposits and substantially all assets of Silicon Valley Bank were transferred to the bridge bank. As of March 31, 2023, Silicon Valley Bridge Bank, N.A., had prepaid all outstanding advances to the Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company. As of June 30, 2023, Silicon Valley Bank is no longer a member of the Bank.
On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, entered into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. At June 30, 2023, JPMorgan Chase, National Association, had $27.5 billion of advances outstanding from the Bank, assumed from First Republic Bank, that represented approximately 39% of the Bank's total advances outstanding. At December 31, 2022, First Republic Bank had $14.0 billion of advances outstanding from the Bank. Additionally, at June 30, 2023, JPMorgan Chase, National Association, had $179 million in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2022, First Republic Bank had $670 million in letters of credit outstanding. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association, and reclassified that capital stock as mandatorily redeemable as a liability in the Bank’s Statements of Condition. These advances outstanding and letters of credit are fully collateralized and are not expected to result in any credit loss to the Bank. JPMorgan Chase, National Association, was the Bank’s largest borrower and shareholder as of June 30, 2023.
Because recent events have changed the ownership structure of the Bank’s largest borrowers, the Bank may experience a reduction in total assets, capital, and net income if advances outstanding to those borrowers are prepaid or repaid and not replaced. The loss of the Bank members, especially its largest borrowers, may also have the effect of reducing the Bank’s opportunity to grow advances and may impact the Bank’s long-term strategic plan and corporate goals. The timing and magnitude of the impact of a decrease in the amount of advances on the Bank would depend on a number of factors, including, but not limited to: the amount and the period over which the advances are prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them, with associated costs, to other FHLBanks. A decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders. See “Item 1. Financial Statements - Note 4 - Advances” for more information on the Bank’s largest members.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Selected Balance Sheet Items at Quarter End
Total Assets	$114,877	$142,493	$121,056	$108,507	$87,602
Advances	70,537	101,541	89,400	65,658	43,221
Mortgage Loans Held for Portfolio, Net	785	801	815	834	863
Investments(1)	43,139	39,712	30,291	41,661	43,153
Consolidated Obligations:(2)
Bonds	79,855	95,034	75,768	35,446	26,076
Discount Notes	24,795	37,356	35,929	62,046	53,132
Mandatorily Redeemable Capital Stock	843	95	5	5	5
Capital Stock —Class B —Putable	2,600	4,007	3,758	3,322	2,754
Unrestricted Retained Earnings	3,387	3,356	3,262	3,222	3,198
Restricted Retained Earnings	795	770	732	708	692
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(19)	(61)	(29)	12	100
Total Capital	6,763	8,072	7,723	7,264	6,744
Selected Operating Results for the Quarter
Net Interest Income	$179	$287	$181	$157	$126
Provision for/(Reversal of) Credit Losses	1	(1)	6	9	3
Other Income/(Loss)	4	(26)	—	(18)	(31)
Other Expense	48	45	45	41	38
Affordable Housing Program Assessment	13	22	13	9	6
Net Income/(Loss)	$121	$195	$117	$80	$48
Selected Other Data for the Quarter
Net Interest Margin(3)	0.55%	0.88%	0.62%	0.63%	0.67%
Return on Average Assets	0.36	0.60	0.40	0.32	0.25
Return on Average Equity	6.52	10.14	6.24	4.52	2.85
Annualized Dividend Rate	7.00	7.00	7.00	6.00	6.00
Dividend Payout Ratio(4)	53.53	32.00	45.97	49.98	69.80
Average Equity to Average Assets Ratio	5.57	5.93	6.47	7.16	8.81
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	6.64	5.77	6.41	6.69	7.59
Duration Gap (in months)	1.1	0.9	0.9	1.0	0.9
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2023	$1,340,166
March 31, 2023	1,477,668
December 31, 2022	1,181,743
September 30, 2022	1,031,910
June 30, 2022	882,481
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, including net accretion of related income from improvement in expected cash flows on certain PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2023 and 2022, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2023 Compared to Second Quarter of 2022

Average Balance Sheets

	Three Months Ended
	June 30, 2023			June 30, 2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,432	$56	5.10%	$1,611	$3	0.78%
Securities purchased under agreements to resell	8,770	110	5.07	6,104	13	0.86
Federal funds sold	12,729	161	5.06	10,451	21	0.81
Trading securities:
Mortgage-backed securities (MBS)	1	—	2.92	1	—	1.91
Available-for-sale (AFS) securities:(1)
MBS(2)(3)(4)	9,643	155	6.44	8,555	79	3.70
Other investments(3)	4,063	54	5.34	1,974	5	1.02
Held-to-maturity (HTM) securities:
MBS	2,046	25	4.92	2,735	10	1.43
Mortgage loans held for portfolio(5)	794	5	2.64	883	13	5.74
Advances(3)(6)	90,192	1,154	5.13	43,583	117	1.08
Loans to other FHLBanks	—	—	—	13	—	1.16
Total interest-earning assets	132,670	1,720	5.20	75,910	261	1.38
Other assets(7)	468	—		466	—
Total Assets	$133,138	$1,720		$76,376	$261
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$90,534	$1,125	4.98%	$26,039	$50	0.75%
Discount notes	32,142	397	4.96	41,718	83	0.80
Deposits and other borrowings	1,197	16	5.07	1,286	2	0.67
Mandatorily redeemable capital stock	654	2	1.31	5	—	6.54
Borrowings from other FHLBanks	17	1	5.14	106	—	1.01
Total interest-bearing liabilities	124,544	1,541	4.96	69,154	135	0.78
Other liabilities(7)	1,183	—		493	—
Total Liabilities	125,727	1,541		69,647	135
Total Capital	7,411	—		6,729	—
Total Liabilities and Capital	$133,138	$1,541		$76,376	$135
Net Interest Income		$179			$126
Net Interest Spread(8)			0.24%			0.60%
Net Interest Margin(9)			0.55%			0.67%
Interest-earning Assets/Interest-bearing Liabilities	106.53%			109.77%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $5 million and $10 million for the three months ended June 30, 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(26)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	(9)	(10)	(1)	(20)
Net interest settlements on derivatives	158	108	(146)	120
Total net interest income/(expense)	$144	$72	$(147)	$69

	Three Months Ended
	June 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(7)	$(27)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	—	5	—	5
Net interest settlements on derivatives	(10)	(7)	11	(6)
Total net interest income/(expense)	$(17)	$(29)	$11	$(35)
(4)Interest income includes net prepayment fees on AFS MBS of $1 million and $13 million for the three months ended June 30, 2023 and 2022, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $(1) million and $8 million for the three months ended June 30, 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(1) million and $(3) million for the three months ended June 30, 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of $4 million and a de minimis amount for the three months ended June 30, 2023 and 2022, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the second quarter of 2023 was $179 million, a 42% increase from $126 million in the second quarter of 2022. The following table details the changes in interest income and interest expense for the second quarter of 2023 compared to the second quarter of 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$53	$13	$40
Securities purchased under agreements to resell	97	8	89
Federal funds sold	140	6	134
AFS securities:
MBS(2)	76	11	65
Other investments(2)	49	10	39
HTM securities: MBS	15	(3)	18
Mortgage loans held for portfolio	(8)	(1)	(7)
Advances(2)	1,037	229	808
Total interest-earning assets	1,459	273	1,186
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	1,075	328	747
Discount notes	314	(23)	337
Deposits and other borrowings	14	—	14
Borrowings from other FHLBanks	1	—	1
Mandatorily redeemable capital stock	2	2	—
Total interest-bearing liabilities	1,406	307	1,099
Net interest income	$53	$(34)	$87
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 55 basis points for the second quarter of 2023, 12 basis points lower than the net interest margin for the second quarter of 2022, which was 67 basis points. The net interest spread was 24 basis points for the second quarter of 2023, 36 basis points lower than the net interest spread for the second quarter of 2022, which was 60 basis points. The increase in net interest margin is the result of an increase in the average rate paid on interest earning assets to 5.20% for the three months ended June 30, 2023 compared to 1.38% for the three months ended June 30, 2022. Although significantly higher interest rates were the primary factor affecting interest income, the higher average balances of advances and investments were also a contributing factor. These effects were partially offset by an increase in costs of interest-bearing liabilities from higher funding levels and costs.
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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2023 and 2022.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2023	June 30, 2022
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(16)	$(12)
Net gain/(loss) on derivatives	13	(20)
Standby letters of credit fees	6	3
Other, net	1	(2)
Total Other Income/(Loss)	$4	$(31)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2023 and 2022.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2023	June 30, 2022
Advances	$(19)	$(26)
Consolidated obligation bonds	3	14
Total	$(16)	$(12)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	Three Months Ended
(In millions)	June 30, 2023			June 30, 2022
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$21	$12	$33	$22	$(7)	$15
Not elected for fair value option	12	11	23	3	4	7
Consolidated obligation bonds:
Elected for fair value option	(4)	(7)	(11)	(16)	1	(15)
Not elected for fair value option	(9)	(9)	(18)	(10)	—	(10)
Consolidated obligation discount notes:
Not elected for fair value option	(10)	(3)	(13)	(26)	9	(17)
Price alignment amount(1)	(1)	—	(1)	—	—	—
Total	$9	$4	$13	$(27)	$7	$(20)
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the second quarter of 2023, net gains on derivatives totaled $13 million compared to net losses of $20 million in the second quarter of 2022. These amounts included income of $4 million and $7 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2023 and 2022, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the second quarter of 2023, other expenses totaled $48 million, compared to $38 million in the second quarter of 2022. The increase was mostly attributable to an increase in compensation and benefits throughout the Bank’s workforce as a result of a comprehensive compensation study in order to retain talent.
Return on Average Equity. Return on average equity (ROE) was 6.52% (annualized) for the second quarter of 2023, compared to 2.85% (annualized) for the second quarter of 2022. The increase reflected higher net income for the second quarter of 2023, which increased 152%, from $48 million in the second quarter of 2022 to $121 million in the second quarter of 2023, partially offset by an increase in average equity from $6.7 billion in the second quarter of 2022 to $7.4 billion in the second quarter of 2023.

Dividends and Retained Earnings. In the second quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $65 million, including $65 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock. In the second quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $33 million, including $33 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend at an annualized rate between 5% and 7%. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Average Balance Sheets

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,408	$106	4.85%	$1,467	$3	0.50%
Securities purchased under agreements to resell	8,383	202	4.87	4,126	14	0.67
Federal funds sold	12,132	291	4.83	9,857	24	0.49
Trading securities:
MBS	1	—	2.85	1	—	1.84
Other investments	—	—	—	24	—	2.04
AFS securities:(1)
MBS(2)(3)(4)	9,245	296	6.45	8,890	133	3.00
Other investments(3)	4,037	103	5.16	1,217	5	0.89
HTM securities:
MBS	2,090	49	4.70	2,865	17	1.22
Mortgage loans held for portfolio(5)	802	12	3.07	913	30	6.52
Advances(3)(6)	90,963	2,317	5.14	35,267	156	0.89
Loans to other FHLBanks	10	—	4.63	10	—	0.79
Total interest-earning assets	132,071	3,376	5.16	64,637	382	1.19
Other assets(7)	417	—		586	—
Total Assets	$132,488	$3,376		$65,223	$382
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$86,889	$2,045	4.75%	$25,607	$62	0.48%
Discount notes	35,398	832	4.74	31,268	89	0.57
Deposits and other borrowings	1,174	29	4.92	1,202	2	0.41
Mandatorily redeemable capital stock	385	2	1.17	4	—	6.41
Borrowings from other FHLBanks	65	2	4.71	54	—	1.01
Total interest-bearing liabilities	123,911	2,910	4.74	58,135	153	0.53
Other liabilities(7)	964	—		511	—
Total Liabilities	124,875	2,910		58,646	153
Total Capital	7,613	—		6,577	—
Total Liabilities and Capital	$132,488	$2,910		$65,223	$153
Net Interest Income		$466			$229
Net Interest Spread(8)			0.42%			0.66%
Net Interest Margin(9)			0.71%			0.72%
Interest-earning Assets/Interest-bearing Liabilities	106.58%			111.19%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $12 million and $18 million for the six months ended June 30, 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(13)	$(51)	$—	$(64)
Net gain/(loss) on derivatives and hedged items	(226)	(16)	(6)	(248)
Net interest settlements on derivatives	263	197	(271)	189
Total net interest income/(expense)	$24	$130	$(277)	$(123)

	Six Months Ended
	June 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(14)	$(54)	$—	$(68)
Net gain/(loss) on derivatives and hedged items	1	8	—	9
Net interest settlements on derivatives	(31)	(20)	35	(16)
Total net interest income/(expense)	$(44)	$(66)	$35	$(75)
(4)Interest income includes net prepayment fees received on AFS MBS of $6 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was a de minimis amount and $18 million for the six months ended June 30, 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(2) million and $(5) million for the six months ended June 30, 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of $99 million and $(2) million for the six months ended June 30, 2023 and 2022, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income for the first six months of 2023 was $466 million, a 103% increase from $229 million in 2022. The following table details the changes in interest income and interest expense for 2023 compared to 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$103	$19	$84
Securities purchased under agreements to resell	188	27	161
Federal funds sold	267	7	260
AFS securities:
MBS(2)	163	5	158
Other investments(2)	98	32	66
HTM securities: MBS	32	(6)	38
Mortgage loans held for portfolio	(18)	(3)	(15)
Advances(2)	2,161	538	1,623
Total interest-earning assets	2,994	619	2,375
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	1,983	422	1,561
Discount notes	743	13	730
Deposits and other borrowings	27	—	27
Borrowings from other FHLBanks	2	—	2
Mandatorily redeemable capital stock	2	2	—
Total interest-bearing liabilities	2,757	437	2,320
Net interest income	$237	$182	$55
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 71 basis points for the first six months of 2023, 1 basis point lower than the net interest margin for the first six months of 2022, which was 72 basis points. The net interest spread was 42 basis points for the first six months of 2023, 24 basis points lower than the net interest spread for the first six months of 2022, which was 66 basis points. These decreases were primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels and costs, which were partially offset by higher yields on interest-earning assets that primarily resulted from higher interest rates on growing advance balances.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2023 and 2022.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(15)	$(33)
Net gain/(loss) on derivatives	(21)	(12)
Private-label residential mortgage-backed securities trust settlement	—	28
Standby letters of credit fees	11	7
Other, net	3	(3)
Total Other Income/(Loss)	$(22)	$(13)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for 2023 and 2022.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Advances	$(1)	$(75)
Consolidated obligation bonds	(14)	42
Total	$(15)	$(33)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the six months ended June 30, 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2023 Compared to 2022

	Six Months Ended
(In millions)	June 30, 2023			June 30, 2022
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$1	$22	$23	$67	$(15)	$52
Not elected for fair value option	(33)	19	(14)	21	9	30
Consolidated obligation bonds:
Elected for fair value option	12	(21)	(9)	(39)	2	(37)
Not elected for fair value option	7	(18)	(11)	(42)	1	(41)
Consolidated obligation discount notes:
Not elected for fair value option	(5)	(3)	(8)	(27)	10	(17)
MBS:
Not elected for fair value option	—	—	—	1	—	1
Price alignment amount(1)	(2)	—	(2)	—	—	—
Total	$(20)	$(1)	$(21)	$(19)	$7	$(12)
(1) This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During first six months of 2023, net losses on derivatives totaled $21 million compared to net losses of $12 million in first six months of 2022. These amounts included expense of $1 million and income of $7 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2023 and 2022, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The Bank cannot predict the ongoing impact of these valuation adjustments and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. In the first quarter of 2022, as a result of the distribution of the settlement proceeds to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income during the six months ended June 30, 2022. There was no similar activity during the six months ended June 30, 2023.
Other Expense. During the first six months of 2023, other expenses totaled $93 million, compared to $76 million in the first six months of 2022. The increase was mostly attributable to an increase in compensation and benefits throughout the Bank’s workforce as a result of a comprehensive compensation study in order to retain talent.
Return on Average Equity. ROE was 8.37% for the first six months of 2023, compared to 3.85% for the first six months of 2022. The increase reflected higher net income for the first six months of 2023, which increased 151% to $316 million in the first six months of 2023 from $126 million in the first six months of 2022, which was partially offset by an increase in average equity to $7.6 billion in the first six months of 2023 from $6.6 billion in the first six months of 2022.

Dividends and Retained Earnings. In the first six months of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $130 million, including $128 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. In the first six months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $68 million, including $68 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
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

Financial Condition
Total assets were $114.9 billion at June 30, 2023, compared to $121.1 billion at December 31, 2022. Advances decreased by $18.9 billion, or 21%, to $70.5 billion at June 30, 2023, from $89.4 billion at December 31, 2022. Average total assets were $133.1 billion for the second quarter of 2023, a 74% increase from $76.4 billion for the second quarter of 2022. Average total assets were $132.5 billion for the first six months of 2023, a 103% increase from $65.2 billion for the first six months of 2022. Average advances were $90.2 billion for the second quarter of 2023, a 107% increase from $43.6 billion for the second quarter of 2022. Average advances were $91.0 billion for the first six months of 2023, a 158% increase from $35.3 billion for the first six months of 2022. Average MBS investments were $11.7 billion for the second quarter of 2023, a 4% increase from $11.3 billion for the second quarter of 2022. Average MBS investments were $11.3 billion for the first six months of 2023, an 4% decrease from $11.8 billion for the first six months of 2022.
Advances outstanding at June 30, 2023, included net unrealized losses of $894 million, of which $850 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $44 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2022, included net unrealized losses of $717 million, of which $670 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $47 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2022, to June 30, 2023, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
Total liabilities were $108.1 billion at June 30, 2023, a decrease of $5.2 billion from $113.3 billion at December 31, 2022, primarily reflecting a $7.0 billion decrease in consolidated obligations outstanding to $104.7 billion at June 30, 2023, from $111.7 billion at December 31, 2022. Average total liabilities were $125.7 billion for the second quarter of 2023, an 81% increase compared to $69.6 billion for the second quarter of 2022. Average total liabilities were $124.9 billion for the first six months of 2023, a 113% increase compared to $58.6 billion for the first six months of 2022. Average consolidated obligations were $122.7 billion for the second quarter of 2023 and $67.8 billion for the second quarter of 2022. Average consolidated obligations were $122.3 billion for the first six months of 2023 and $56.9 billion for the first six months of 2022.
Accumulated other comprehensive income/(loss) increased by $10 million during the first six months of 2023, to $(19) million at June 30, 2023, from $(29) million at December 31, 2022, mainly attributable to an increase in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during the first six months of 2023, mostly impacting the Bank’s agency MBS portfolio.

Total consolidated obligations were $104.7 billion at June 30, 2023, a decrease of $7.0 billion from $111.7 billion at December 31, 2022. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.

Consolidated obligations outstanding at June 30, 2023, included net unrealized gains of $1.0 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $44 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2022, included net unrealized gains of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $52 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2022, to June 30, 2023, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.3 trillion at June 30, 2023, and $1.2 trillion at December 31, 2022.
LIBOR Transition. On June 30, 2023, the remaining tenors of U.S. dollar LIBOR (overnight, 1-, 3-, 6-, and 12-month tenors) were published on a representative basis for the last time. At the end of the second quarter of 2023, certain Bank investments with future rate resets indexed to LIBOR transitioned to alternative fallback rates indexed to SOFR. The Bank recognizes that the discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. The Bank’s Asset and Liability Management Committee has the primary responsibility for driving the transition from LIBOR to SOFR and managing and mitigating the associated risks. For information about the risks to the Bank from the discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K.
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
Adjusted net interest income for this segment was $127 million in the second quarter of 2023, an increase of $72 million, or 131%, compared to $55 million in the second quarter of 2022. This quarterly increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products and also included a $4 million increase in net prepayment fee income, resulting from higher advance prepayments relative to the prior year, pursuant to the contractual terms of the underlying advance agreements.
The following table presents the advances portfolio at June 30, 2023, and December 31, 2022.

Advances Portfolio by Product Type

	June 30, 2023		December 31, 2022
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$2,565	4%	2,690	3%
Adjustable – SOFR, callable at borrower’s option	8,000	11	9,500	11
Subtotal adjustable rate advances	10,565	15	12,190	14
Fixed	14,855	21	45,471	50
Fixed – amortizing	65	—	60	—
Fixed – with PPS(1)	708	1	965	1
Fixed – with FPS(1)	38,566	54	18,035	20
Fixed – callable at borrower’s option with FPS(1)	340	—	340	—
Fixed – putable at Bank’s option with FPS(1)	1,365	2	800	1
Subtotal fixed rate advances	55,899	78	65,671	72
Daily variable rate	4,967	7	12,256	14
Total par value	$71,431	100%	$90,117	100%
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
Adjusted net interest income for this segment was $46 million in the second quarter of 2023, a decrease of $22 million, or 32%, from $68 million in the second quarter of 2022. This quarterly decrease was primarily a result of lower earnings on mortgage-related products, a decline in retrospective adjustment of the effective yields on mortgage loans, and current expected credit loss reversals.

MBS Investments – The Bank’s MBS portfolio was $12.4 billion at June 30, 2023, compared with $10.9 billion at December 31, 2022. During the first six months of 2023, the Bank’s MBS portfolio increased primarily as a result of $1.9 billion in purchases, partially offset by $360 million in principal repayments. Average MBS investments were $11.7 billion in the second quarter of 2023, a increase of $0.4 billion from $11.3 billion in the second quarter of 2022. Average MBS investments were $11.3 billion for the first six months of 2023, a decrease of $0.4 billion from $11.8 billion for the first six months of 2022. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Mortgage Loans – Mortgage loan balances decreased to $785 million at June 30, 2023, from $815 million at December 31, 2022, a decrease of $30 million. Average mortgage loans were $794 million in the second quarter of 2023, a decrease of $89 million from $883 million in the second quarter of 2022. Average mortgage loans were $802 million in the first six months of 2023, a decrease of $111 million from $913 million in the first six months of 2022
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio.
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”

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
The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps generally between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent month ends. The Bank is also required to perform an annual liquidity stress test and report the results to the Finance Agency.

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
As of June 30, 2023, and December 31, 2022, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of June 30, 2023, and December 31, 2022, were within the tolerance levels provided by the Finance Agency guidance. At June 30, 2023, the Bank had no commitments to issue consolidated obligations. The Bank had committed to the issuance of $2.7 billion in consolidated obligations at December 31, 2022.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2022 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2023, the Bank had no advance commitments and $18.9 billion in standby letters of credit outstanding. At December 31, 2022, the Bank had no advance commitments and $22.6 billion in standby letters of credit outstanding.
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
The Bank has a high concentration of advances and capital with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates decreased by $11.5 billion to $52.4 billion, or 73% of total advances outstanding at June 30, 2023, from $63.9 billion, or 71% of total advances outstanding at December 31, 2022. (See “Item 1. Financial Statements – Note 4 - Advances – Concentration Risk” for further information.)
Several of the Bank’s members that were among the top 10 advance borrowers have recently been involved in voluntary liquidation, Federal Deposit Insurance Corporation (FDIC) receivership, or have been acquired by nonmember institutions. The loss of advances outstanding to these members is likely to have an adverse impact on the Bank’s advance balances, and, over time, its financial performance.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank. At June 30, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
On March 10, 2023, Silicon Valley Bank was closed by the California DFPI and FDIC was named as receiver. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, N.A. The advances to Silicon Valley Bank were not transferred to Silicon Valley Bridge Bank, and were repaid by Silicon Valley Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company, a nonmember. At June 30, 2023, Silicon Valley Bank had no advances outstanding from the Bank, compared to $15.0 billion in advances outstanding to Silicon Valley Bank at yearend 2022. As of June 30, 2023, Silicon Valley Bridge Bank, N.A. is no longer a member of the Bank.

On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association, a nonmember, entered into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. At June 30, 2023, JPMorgan Chase, National Association, had $27.5 billion of advances outstanding from the Bank, assumed from First Republic Bank, that represented approximately 39% of the Bank's total advances outstanding. At December 31, 2022, First Republic Bank had $14.0 billion of advances outstanding. Additionally, at June 30, 2023, JPMorgan Chase, National Association, had $179 million in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2022, First Republic Bank had $670 million in letters of credit outstanding. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JP Morgan Chase, National Association, and reclassified that capital stock as mandatorily redeemable as a liability in the Bank’s Statements of Condition. JPMorgan Chase, National Association, was the Bank’s largest borrower and shareholder as of June 30, 2023.
The Bank has a significant long-term funding arrangement with a borrower that had advances outstanding as of June 30, 2023, and December 31, 2022, and the borrower may further contribute to the level of outstanding advances in the future.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2023, and December 31, 2022.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

June 30, 2023
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Member or Nonmember Credit Quality Rating(1)	Number	Number	Credit Outstanding(2)	Total	Used
1-3	244	155	$69,751	$178,951	39%
4-6	75	50	20,386	56,828	36
7-10	7	3	27	69	39
Subtotal	326	208	90,164	235,848	38
Community development financial institutions (CDFIs)	7	6	102	150	68
Housing associates	2	1	86	144	60
Total	335	215	$90,352	$236,142	38%

December 31, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Member or Nonmember Credit Quality Rating(1)		Number	Credit Outstanding(2)	Total	Used
1-3	257	172	$98,702	$323,212	31%
4-6	65	33	13,891	31,536	44
7-10	4	3	8	51	16
Subtotal	326	208	112,601	354,799	32
CDFIs	7	6	100	151	66
Housing associates	2	1	95	102	93
Total	335	215	$112,796	$355,052	32%
(1)A description of the Bank’s credit quality rating system is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk” in the Bank’s 2022 Form 10-K.
(2)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(3)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

June 30, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$34,757	$35,697
11% – 25%	6	6,343	8,173
26% – 50%	26	8,200	14,367
More than 50%	173	41,052	177,905
Total	215	$90,352	$236,142

December 31, 2022
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$6,637	$7,319
11% – 25%	11	5,644	7,380
26% – 50%	22	15,509	24,465
More than 50%	171	85,006	315,888
Total	215	$112,796	$355,052
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
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The securities collateral pledged by all members and nonmembers with credit outstanding largely consists of agency pools and collateralized mortgage obligations, agency debt, and U.S. Treasury securities.
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
As of June 30, 2023, of the loan collateral pledged to the Bank, 28% was pledged by 21 institutions by specific identification, 35% was pledged by 110 institutions under a blanket lien with detailed reporting, and 37% was pledged by 138 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of June 30, 2023, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2023, and December 31, 2022.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$169,819	$111,729	$265,972	$180,564
Second lien residential mortgage loans and home equity lines of credit	13,577	6,469	15,423	7,381
Multifamily mortgage loans	52,969	32,866	60,989	36,809
Commercial mortgage loans	86,443	52,223	92,413	54,341
Loan participations(1)	1,207	414	871	306
Small business, small farm, and small agribusiness loans	1,868	422	2,180	523
Other	—	—	2	—
Total	$325,883	$204,123	$437,850	$279,924
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2023, and December 31, 2022, the unpaid principal balance of these loans totaled $3.9 billion and $5.2 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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
The following table presents the Bank’s investment credit exposure at June 30, 2023, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
June 30, 2023
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,031	$—	$—	$—	$—	$4,031
MBS:
Other U.S. obligations – single-family	—	61	—	—	—	—	61
MBS – GSEs:
GSEs – single-family(2)	5	664	2	—	1	—	672
GSEs – multifamily	—	10,423	—	—	—	—	10,423
Total MBS – GSEs	5	11,087	2	—	1	—	11,095
PLRMBS	—	19	32	52	628	526	1,257
Total MBS	5	11,167	34	52	629	526	12,413
Total securities	5	15,198	34	52	629	526	16,444
Interest-bearing deposits	—	—	4,120	—	—	—	4,120
Securities purchased under agreements to resell(3)	—	8,250	2,490	—	—	2,250	12,990
Federal funds sold(4)	—	5,261	4,234	—	—	90	9,585
Total investments	$5	$28,709	$10,878	$52	$629	$2,866	$43,139
(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at June 30, 2023, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.

The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2023, and December 31, 2022.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	June 30, 2023	December 31, 2022
Interest-bearing deposits	$4,120	$3,677
Federal funds sold	9,585	4,719
Total	$13,705	$8,396
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2023, and December 31, 2022.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2023, 60% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2023, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2023
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Unrated (3)	Total
Domestic	$1,310	$3,770	$90	$5,170
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	1,310	4,120	90	5,520
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,345	—	1,345
Canada	2,651	—	—	2,651
Finland	1,300	—	—	1,300
France	—	150	—	150
Germany	—	1,125	—	1,125
Netherlands	—	300	—	300
United Kingdom	—	1,314	—	1,314
Total U.S. branches and agency offices of foreign commercial banks	3,951	4,234	—	8,185
Total unsecured credit exposure	$5,261	$8,354	$90	$13,705
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2023.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2023. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
(3)Includes unsecured investment credit exposure to a member.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, including unpaid principal balance, unamortized premiums and discounts, and net charge-offs, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2023, the Bank’s MBS portfolio was 171%

of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks). The Bank has not purchased any PLRMBS since the first quarter of 2008.
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.
At June 30, 2023, PLRMBS representing 9% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of June 30, 2023, the Bank’s investment in MBS had gross unrealized losses totaling $103 million, $33 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2023, all of the gross unrealized losses on its agency MBS are temporary.
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
Uncleared Derivatives – The Bank’s uncleared derivatives activity is subject to uncleared derivatives regulatory requirements mandating the daily exchange of variation margin and, in certain cases, initial margin. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and credit support agreements with all its derivative dealer counterparties that provide for delivery of margin to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount).
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data - Note 14 - Derivatives and Hedging Activities” in the Bank’s 2022 Form 10-K.
The Bank is subject to the risk of potential nonperformance by its counterparty in a derivative transaction. A counterparty must deliver or return variation margin to the Bank if the total unsecured exposure to that counterparty exceeds the minimum transfer amount. In addition, if an initial margin threshold is exceeded, the Bank will post and collect initial margin to further protect against potential counterparty nonperformance.

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2023.

Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial and variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is posted or collected for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2023.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
June 30, 2023
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,487	$34	$(33)	$—	$1
Liability positions with credit exposure:
Uncleared derivatives
A	845	(54)	55	—	1
BBB	10,280	(284)	284	—	—
Cleared derivatives(2)	116,190	(9)	12	830	833
Total derivative positions with credit exposure to nonmember counterparties	129,802	$(313)	$318	$830	$835
Derivative positions without credit exposure	18,516
Total notional	$148,318

December 31, 2022
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,115	$38	$(35)	$—	$3
Cleared derivatives(2)	89,148	7	14	435	456
Liability positions with credit exposure:
Uncleared derivatives
A	11,246	(356)	358	—	2
Total derivative positions with credit exposure to nonmember counterparties	106,509	$(311)	$337	$435	$461
Derivative positions without credit exposure	10,284
Total notional	$116,793
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a Stable CreditWatch by S&P at June 30, 2023, and December 31, 2022.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at June 30, 2023, and December 31, 2022.

Notional Amount of Interest Rate Swaps by Interest Rate Index

(In millions)	June 30, 2023		December 31, 2022
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed(1)	$74,809	$73,686	$58,910	$57,883
LIBOR	—	—	55	504
SOFR	73,499	73,855	57,577	57,523
Overnight Index Swap – Effective Federal Funds Rate	10	777	251	883
Total notional amount	$148,318	$148,318	$116,793	$116,793
(1) Includes derivatives indexed to LIBOR that had their last reset dates prior to June 30, 2023.
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
There have been no significant changes in the judgments and assumptions made during the first six months of 2023 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Annual Designation of Member Director and Independent Director Positions. On June 5, 2023, the Finance Agency designated one member director position for Arizona, six for California, and one for Nevada, effective January 1, 2024, the same allocation of positions as for 2023. In addition, the Finance Agency designated seven independent director positions for the Bank for 2024, the same number of positions as for 2023. One of the California member director positions, the Nevada member director position, and two of the independent director positions (neither of which is designated as a public interest director position), all with current terms ending on December 31, 2023, will be filled through an election of the members located in California (for the California member director position), an election of the members located in Nevada (for the Nevada member director position) and an election of all members of the Bank (for the two independent director positions). The elections will be held in the fourth quarter of 2023. The California member director position, the Nevada member director position, and the two independent director positions will each have a four-year term that begins on January 1, 2024.
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future.” In the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. The scope of this review has included such areas as the FHLBanks’ mission and purpose in a changing marketplace; the organization, operational efficiency, and effectiveness of the System; the role of the FHLBanks in promoting affordable, sustainable, equitable, and resilient housing options and community development; the role FHLBanks play in addressing the unique needs of rural and financially vulnerable communities; membership eligibility and requirements; and member products, services, and collateral requirements. The Finance Agency has stated that its review and analysis will culminate in a written report released no later than September 30, 2023. The report is expected to (i) summarize the feedback received; (ii) identify actions the Finance Agency plans to take; and (iii) outline any recommendations for consideration by Congress. The effect on the Bank, if any, of the Finance Agency's review and report on the FHLBank System cannot be determined at this time.

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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the total Bank level as well as at the line of business level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s two lines of business, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the line of business level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each business segment on a daily basis, as discussed below in “Total Bank Market Risk.” Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Total Bank Market Risk
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of June 30, 2023.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of June 30, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2023	December 31, 2022
+200 basis-point change above current rates	–3.0%	–2.8%
+100 basis-point change above current rates	–1.5	–1.4
–100 basis-point change below current rates(2)	+1.4	+1.3
–200 basis-point change below current rates(2)	+2.6	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2023, are comparable with the estimates as of December 31, 2022. Compared to yearend, interest rates as of June 30, 2023 have increased 120 basis points for the one-month Treasury bill, increased 17 basis points for the five-year Treasury note, and decreased 1 basis point for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 221% as of June 30, 2023.
Net Interest Income as a Percent of Capital – The adjusted net interest income as a percent of capital is a non-GAAP measure used by the Bank to assess the impact of interest rate changes on the Bank’s projected economic earnings. The measurement is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock.
The Bank’s Risk Appetite Framework incorporates a limit on the adverse sensitivity of projected net interest income as a percent of capital. The Bank’s net interest income on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200 basis-point change in interest rates from current rates (base case) to no worse than a 210 basis-points change from the base-case projected net interest income on capital. With the indicated interest rate shifts, the net interest income on capital for the 12-month horizon is projected to remain within the limit of 210 basis-points.
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

Total Bank Duration Gap Analysis

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$114,877	1.8	$121,056	1.8
Liabilities	108,114	0.7	113,333	0.9
Net	$6,763	1.1	$7,723	0.9
(1)Duration gap values include the impact of interest rate exchange agreements.
The financial performance and interest rate risks of the total Bank are managed within prescribed guidelines and policy limits.
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
The Bank manages the interest rate risk and market risk of the mortgage-related business through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2023, was $13.2 billion, including $12.4 billion in MBS and $785 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2022, was $11.7 billion, including $10.9 billion in MBS and $816 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $11.9 billion, or 90%, of MBS and mortgage loans at June 30, 2023, and $10.3 billion, or 88%, of MBS and mortgage loans at December 31, 2022. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.3 billion, or 10%, of MBS and mortgage loans, at June 30, 2023, and $1.4 billion, or 12%, of MBS and mortgage loans at December 31, 2022.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2023	December 31, 2022
+200 basis-point change	–0.5%	–0.5%
+100 basis-point change	–0.2	–0.2
–100 basis-point change(2)	+0.1	+0.1
–200 basis-point change(2)	+0.1	+0.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2023, are comparable with the estimates as of December 31, 2022.
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
Internal Control Over Financial Reporting
During the three months ended June 30, 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Part I. Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K and in “Part II. Item 1A. Risk Factors” in the Bank’s Form 10-Q for the quarter ending March 31, 2023. Reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
As previously disclosed on Form 8-K filed with the SEC on August 3, 2023, on July 28, 2023, the Bank’s board of directors (Board) determined not to renew its employment agreement with Teresa Bryce Bazemore, the Bank’s president and chief executive officer. The Board will immediately begin searching for Ms. Bazemore’s successor, and has formed a search committee of the Board to conduct such search and to evaluate and propose qualified candidates for approval by the Board. As a result of the Board’s decision, Ms. Bazemore will no longer be the president and chief executive officer of the Bank, effective March 15, 2024, at the expiration of the term of her employment agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2023.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)