Form 10-Q
period 2023-09-30
Federal Home Loan Bank of San Francisco
filed 2023-11-03
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2023
Class B Stock, par value $100 per share	31,625,983

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$10	$9
Interest-bearing deposits	3,777	3,677
Securities purchased under agreements to resell	2,750	7,000
Federal funds sold	5,533	4,719
Trading securities	1	1
Available-for-sale (AFS) securities, net of allowance for credit losses of $34 and $30, respectively (amortized cost of $16,352 and $12,757, respectively)(a)	16,279	12,713
Held-to-maturity (HTM) securities (fair values of $1,852 and $2,136, respectively)	1,895	2,181
Advances (includes $2,302 and $2,059 at fair value under the fair value option, respectively)	63,584	89,400
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	770	815
Accrued interest receivable	192	313
Derivative assets, net	6	26
Other assets	224	202
Total Assets	$95,021	$121,056
Liabilities:
Deposits	$768	$989
Consolidated obligations:
Bonds (includes $605 and $2,226 at fair value under the fair value option, respectively)	70,907	75,768
Discount notes	14,293	35,929
Total consolidated obligations	85,200	111,697
Mandatorily redeemable capital stock	776	5
Borrowings from other Federal Home Loan Banks (FHLBanks)	300	—
Accrued interest payable	510	326
Affordable Housing Program (AHP) payable	132	111
Derivative liabilities, net	14	2
Other liabilities	669	203
Total Liabilities	88,369	113,333
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
25 shares and 38 shares, respectively	2,485	3,758
Unrestricted retained earnings	3,406	3,262
Restricted retained earnings	816	732
Total Retained Earnings	4,222	3,994
Accumulated other comprehensive income/(loss) (AOCI)	(55)	(29)
Total Capital	6,652	7,723
Total Liabilities and Capital	$95,021	$121,056
(a)    At September 30, 2023, and December 31, 2022, $799 million and $435 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest Income:
Advances	$867	$345	$3,184	$501
Interest-bearing deposits	61	14	167	17
Securities purchased under agreements to resell	50	51	252	65
Federal funds sold	123	72	414	96
AFS securities	246	109	645	247
HTM securities	25	17	74	34
Mortgage loans held for portfolio	9	8	21	38
Total Interest Income	1,381	616	4,757	998
Interest Expense:
Consolidated obligations:
Bonds	963	143	3,008	205
Discount notes	218	310	1,050	399
Deposits	16	5	45	7
Borrowings from other FHLBanks	—	1	2	1
Mandatorily redeemable capital stock	13	—	15	—
Total Interest Expense	1,210	459	4,120	612
Net Interest Income	171	157	637	386
Provision for/(reversal of) credit losses	7	9	7	9
Net Interest Income After Provision for/(Reversal of) Credit Losses	164	148	630	377
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(20)	(27)	(53)
Net gain/(loss) on derivatives	15	(1)	(6)	(13)
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	—	—	28
Standby letters of credit fees	4	4	15	11
Other, net	—	(1)	3	(4)
Total Other Income/(Loss)	7	(18)	(15)	(31)
Other Expense:
Compensation and benefits	26	24	78	70
Other operating expense	17	15	48	40
Federal Housing Finance Agency	2	2	7	5
Office of Finance	2	1	5	4
Other, net	8	(1)	10	(2)
Total Other Expense	55	41	148	117
Income/(Loss) Before Assessment	116	89	467	229
AHP assessment	13	9	48	23
Net Income/(Loss)	$103	$80	$419	$206
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net Income/(Loss)	$103	$80	$419	$206
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(35)	(88)	(25)	(317)
Net change in pension and postretirement benefits	(1)	—	(1)	(2)
Total other comprehensive income/(loss)	(36)	(88)	(26)	(319)
Total Comprehensive Income/(Loss)	$67	$(8)	$393	$(113)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2022	28	$2,754	$692	$3,198	$3,890	$100	$6,744
Comprehensive income/(loss)			16	64	80	(88)	(8)
Issuance of capital stock	23	2,296					2,296
Repurchase of capital stock	(18)	(1,724)					(1,724)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Cash dividends paid on capital stock (6.00%)				(40)	(40)		(40)
Balance, September 30, 2022	33	$3,322	$708	$3,222	$3,930	$12	$7,264

Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763
Comprehensive income/(loss)			21	82	103	(36)	67
Issuance of capital stock	3	246					246
Repurchase of capital stock	(4)	(360)					(360)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Cash dividends paid on capital stock (7.75%)				(63)	(63)		(63)
Balance, September 30, 2023	25	$2,485	$816	$3,406	$4,222	$(55)	$6,652

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			16	190	206	(319)	(113)
Issuance of capital stock	54	5,385					5,385
Repurchase of capital stock	(41)	(4,088)					(4,088)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.00%)				(108)	(108)		(108)
Balance, September 30, 2022	33	$3,322	$708	$3,222	$3,930	$12	$7,264

Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			84	335	419	(26)	393
Issuance of capital stock	28	2,768					2,768
Repurchase of capital stock	(28)	(2,789)					(2,789)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,252)					(1,252)
Cash dividends paid on capital stock (7.26%)				(191)	(191)		(191)
Balance, September 30, 2023	25	$2,485	$816	$3,406	$4,222	$(55)	$6,652
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$419	$206
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	(10)	255
Provision for/(reversal of) credit losses	7	9
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	27	53
Change in net derivatives and hedging activities	393	1,334
PLRMBS trust settlement	—	(28)
Other adjustments, net	4	5
Net change in:
Accrued interest receivable	116	(34)
Other assets	(28)	22
Accrued interest payable	178	61
Other liabilities	38	(33)
PLRMBS contingent liability	—	(41)
Total adjustments	725	1,603
Net cash provided by/(used in) operating activities	1,144	1,809
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	122	(1,901)
Securities purchased under agreements to resell	4,250	3,500
Federal funds sold	(814)	(7,298)
Trading securities:
Proceeds from maturities and paydowns	—	251
AFS securities:
Proceeds from sales	—	28
Proceeds from maturities and paydowns	206	1,157
Purchases	(3,706)	(4,332)
HTM securities:
Proceeds from maturities and paydowns	285	763
Advances:
Repaid	1,140,925	1,096,765
Originated	(1,115,365)	(1,146,306)
Mortgage loans held for portfolio:
Principal collected	44	159
Other investing activities, net	(2)	(2)
Net cash provided by/(used in) investing activities	25,945	(57,216)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(124)	243
Net change in borrowings from other FHLBanks	300	2,320
Net (payments)/proceeds on derivative contracts with financing elements	14	(11)
Net proceeds from issuance of consolidated obligations:
Bonds	73,250	25,062
Discount notes	105,878	174,394
Payments for matured and retired consolidated obligations:
Bonds	(78,243)	(11,283)
Discount notes	(127,470)	(136,521)
Proceeds from issuance of capital stock	2,768	5,385
Payments for repurchase/redemption of mandatorily redeemable capital stock	(481)	(35)
Payments for repurchase of capital stock	(2,789)	(4,088)
Cash dividends paid	(191)	(108)
Net cash provided by/(used in) financing activities	(27,088)	55,358
Net increase/(decrease) in cash and due from banks	1	(49)
Cash and due from banks at beginning of the period	9	55
Cash and due from banks at end of the period	$10	$6
Supplemental Disclosures:
Interest paid	$4,134	$373
AHP payments, net	27	29
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	2	17
Transfers of capital stock to mandatorily redeemable capital stock	1,252	36
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K. Other changes to these policies as of September 30, 2023, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2023, and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2023, and December 31, 2022. Carrying values of interest-bearing

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

deposits and Federal funds sold exclude accrued interest receivable of $17 million and $2 million, respectively, as of September 30, 2023, and $13 million and $1 million, respectively, as of December 31, 2022.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2023, and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes $1 million and $2 million of accrued interest receivable as of September 30, 2023, and December 31, 2022, respectively.
Debt Securities
The Bank invests in debt securities, which are classified as trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to PLRMBS that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at the time of purchase.
Trading Securities. The estimated fair value of trading securities that were MBS - other U.S. obligations was $1 million as of September 30, 2023, and December 31, 2022. The unrealized net gain/(loss) on trading securities held at September 30, 2023 and 2022, were de minimis amounts.
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of September 30, 2023, and December 31, 2022, were as follows:

September 30, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,034	$—	$10	$—	$4,044
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	11,218	—	7	(65)	11,160
PLRMBS	1,100	(34)	34	(25)	1,075
Total MBS	12,318	(34)	41	(90)	12,235
Total	$16,352	$(34)	$51	$(90)	$16,279

December 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,012	$—	$12	$—	$4,024
MBS:
GSEs – multifamily	7,562	—	2	(57)	7,507
PLRMBS	1,183	(30)	54	(25)	1,182
Total MBS	8,745	(30)	56	(82)	8,689
Total	$12,757	$(30)	$68	$(82)	$12,713
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $57 million and $46 million at September 30, 2023, and December 31, 2022, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $180 million, and previous credit losses related to the prior methodology of evaluating credit losses of $320 million for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52 million, discounts of $113 million, and previous credit losses related to the prior methodology of evaluating credit losses of $351 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2023, and December 31, 2022. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$5,684	$27	$3,361	$38	$9,045	$65
PLRMBS	62	2	285	23	347	25
Total	$5,746	$29	$3,646	$61	$9,392	$90

December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,635	$57	$—	$—	$6,635	$57
PLRMBS	292	17	68	8	360	25
Total	$6,927	$74	$68	$8	$6,995	$82
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of September 30, 2023, and December 31, 2022, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations – Due after 1 year through 5 years	$4,034	$4,044
MBS	12,318	12,235
Total	$16,352	$16,279

December 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations – Due after 1 year through 5 years	$4,012	$4,024
MBS	8,745	8,689
Total	$12,757	$12,713
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$54	$—	$(2)	$52
MBS – GSEs:
MBS – GSEs – single-family	637	1	(28)	610
MBS – GSEs – multifamily	1,074	—	(5)	1,069
Subtotal MBS – GSEs	1,711	1	(33)	1,679
PLRMBS	130	—	(9)	121
Total	$1,895	$1	$(44)	$1,852

December 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$72	$—	$(2)	$70
MBS – GSEs:
MBS – GSEs – single-family	745	1	(22)	724
MBS – GSEs – multifamily	1,209	—	(10)	1,199
Subtotal MBS – GSEs	1,954	1	(32)	1,923
PLRMBS	155	—	(12)	143
Total	$2,181	$1	$(46)	$2,136
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million and $5 million at September 30, 2023, and December 31, 2022, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At September 30, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million, discounts of $3 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million, discounts of $4 million, and no previous credit losses related to the prior methodology of evaluating credit losses for PLRMBS.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on investment securities associated with PLRMBS classified as AFS for the three and nine months ended September 30, 2023 and 2022. The Bank recorded no allowance for credit losses associated with HTM securities during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance, beginning of the period	$28	$17	$30	$17
(Charge-offs)/recoveries	(1)	(1)	(3)	(1)
Provision for/(reversal of) credit losses	7	9	7	9
Balance, end of the period	$34	$25	$34	$25
To evaluate investment securities for credit loss at September 30, 2023, and December 31, 2022, the Bank employed the following methodologies, based on the type of security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at September 30, 2023, and December 31, 2022, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At September 30, 2023, and December 31, 2022, certain of the Bank’s AFS securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments and substantially all of these securities are highly rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2023, and December 31, 2022.
As of September 30, 2023, and December 31, 2022, the Bank had not established an allowance for credit losses on any of its HTM securities because the securities: (i) were all highly rated or had short remaining terms to maturity and (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2023, and December 31, 2022, approximately 3% and 4%, respectively, PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit loss amount for PLRMBS classified as Level 3 as of September 30, 2023, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.9%; default rates of 10.0%; and loss severities of 46.4%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of September 30, 2023. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three months ended September 30, 2023. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value at the time of the transfer of $2 million during the nine months ended September 30, 2023.The fair value of the transferred PLRMBS was lower than their amortized cost by a de minimis amount. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value at the time of the transfer of $1 million during the three months ended September 30, 2022. The fair value of the transferred PLRMBS was lower than their amortized cost by a de minimis amount. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $17 million and fair value of $20 million at the time of the transfer during the nine months ended September 30, 2022.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $7 million during the three and nine months ended September 30, 2023. The Bank recorded a provision for credit losses of $9 million during the three and nine months ended September 30, 2022. The provisions were recorded largely because of declines in the fair values, the present value of expected cash flows of certain PLRMBS, and decreased expectations of the performance of loan collateral underlying these securities.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $8 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $27 million and $43 million for the nine months ended September 30, 2023 and 2022, respectively. Accretion of yield adjustments resulting from improvement of expected cash flows that are recognized over the remaining life of the securities totaled $5 million and $9 million for the three months ended September 30, 2023 and 2022, respectively, and $17 million and $27 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 4 — Advances
The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from one day to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index.
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at September 30, 2023, and December 31, 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)	September 30, 2023		December 31, 2022
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$20	5.15%	$2	4.15%
Within 1 year(2)	32,217	4.98	71,050	4.34
After 1 year through 2 years	17,839	3.90	7,634	3.30
After 2 years through 3 years	6,438	2.99	4,036	2.22
After 3 years through 4 years	2,262	3.47	3,391	2.05
After 4 years through 5 years	4,436	4.00	2,815	3.24
After 5 years	1,345	3.70	1,189	3.50
Total par value	64,557	4.34%	90,117	4.03%
Valuation adjustments for hedging activities	(921)		(670)
Valuation adjustments under fair value option	(52)		(47)
Total	$63,584		$89,400
(1)Carrying amounts exclude accrued interest receivable of $104 million and $241 million at September 30, 2023, and December 31, 2022, respectively.
(2)Advances outstanding with redemption terms within three months totaled $15.7 billion and $46.3 billion at September 30, 2023, and December 31, 2022, respectively.
Many of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by Finance Agency regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $40.5 billion at September 30, 2023, and $19.2 billion at December 31, 2022. The Bank had advances with partial prepayment symmetry outstanding totaling $0.5 billion at September 30, 2023, and $1.0 billion at December 31, 2022. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $4.6 billion at September 30, 2023, and $9.8 billion at December 31, 2022.
The Bank had putable advances totaling $1.5 billion at September 30, 2023, and $0.8 billion at December 31, 2022. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2023, and December 31, 2022, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$20	$2	$20	$2
Within 1 year	32,537	71,370	33,198	71,850
After 1 year through 2 years	17,849	7,634	18,349	7,634
After 2 years through 3 years	6,438	4,046	6,182	3,836
After 3 years through 4 years	2,272	3,391	2,262	3,391
After 4 years through 5 years	4,436	2,825	3,501	2,215
After 5 years	1,005	849	1,045	1,189
Total par value	$64,557	$90,117	$64,557	$90,117

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at September 30, 2023 and 2022. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three and nine months ended September 30, 2023 and 2022.

September 30, 2023
(Dollars in millions)	September 30, 2023		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$26,409	41%	$286	41%	$751	28%
Western Alliance Bank	4,700	7	23	3	155	6
City National Bank	4,250	7	95	13	316	12
First Technology Federal Credit Union(3)	3,300	5	34	5	108	4
MUFG Union Bank, National Association(5)	2,050	3	12	2	142	5
SchoolsFirst Federal Credit Union	1,523	2	13	2	29	1
Bank of America California, National Association	1,450	2	15	2	44	2
Luther Burbank Savings(3)(4)	1,427	2	12	2	34	1
Wells Fargo National Bank West	1,000	2	14	2	64	2
Logix Federal Credit Union(3)	930	1	10	1	33	1
Subtotal	47,039	72	514	73	1,676	62
Others	17,518	28	190	27	1,006	38
Total par value	$64,557	100%	$704	100%	$2,682	100%

September 30, 2022
(Dollars in millions)	September 30, 2022		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Silicon Valley Bank(6)	$13,500	20%	$18	5%	$20	4%
First Republic Bank (subsequently acquired by JPMorgan Chase, National Association)(2)	11,000	17	65	20	94	18
MUFG Union Bank, National Association(5)	7,950	12	46	14	81	15
Western Alliance Bank	4,000	6	19	6	25	5
First Technology Federal Credit Union(3)	3,737	6	22	7	41	8
Bank of the West(7)	2,500	4	1	—	1	—
City National Bank	2,050	3	7	2	7	1
Wells Fargo National Bank West	2,000	3	2	1	2	—
Pacific Western Bank(8)	1,370	2	1	—	4	1
Luther Burbank Savings(3)(4)	1,202	2	5	2	12	2
Subtotal	49,309	75	186	57	287	54
Others	17,089	25	147	43	248	46
Total par value	$66,398	100%	$333	100%	$535	100%
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
(4)    On November 14, 2022, Luther Burbank Savings and Washington Federal, Inc. (a nonmember bank) announced the signing of a definitive merger agreement pursuant to which Washington Federal, Inc. will acquire Luther Burbank Savings, subject to receipt of regulatory and shareholder approval. On May 5, 2023, it was announced that merger approval was received from shareholders of both banks.
(5)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(6)    On March 10, 2023, Silicon Valley Bank was closed by the California DFPI and the FDIC was named as receiver. The FDIC created Silicon Valley Bridge Bank, N.A., whereby all of the deposits and substantially all assets of Silicon Valley Bank were transferred to the bridge bank. As of March 31, 2023, Silicon Valley Bridge Bank, N.A., had prepaid all outstanding advances to the Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company. Silicon Valley Bank is no longer a member of the Bank.
(7)    On February 1, 2023, BMO Harris, a nonmember, announced that it completed its acquisition of Bank of the West.
(8)    On July 25, 2023, Pacific Western Bank and Banc of California, N.A., announced the signing of a definitive agreement to combine in a merger transaction. Under the terms of the agreement, PacWest Bancorp will merge into Banc of California, Inc., and Banc of California, N.A., will merge into Pacific Western Bank. The merger transaction is subject to regulatory and shareholder approval. On October 19, 2023, it was announced that the merger approval was received from the regulatory agencies. At September 30, 2023, total advances outstanding to Banc of California, N.A., were $811 million. There were no advances outstanding to Pacific Western Bank at September 30, 2023. At September 30, 2022, there were $1.4 billion and $731 million of advances outstanding to Pacific Western Bank and Banc of California, N.A., respectively.

Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss.
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At September 30, 2023, and December 31, 2022, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2023, and December 31, 2022, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2023, and December 31, 2022.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2023, and December 31, 2022, are detailed below:

(In millions)	September 30, 2023	December 31, 2022
Par value of advances:
Fixed rate:
Due within 1 year	$18,779	$47,621
Due after 1 year	32,320	18,050
Total fixed rate	51,099	65,671
Adjustable rate:
Due within 1 year	13,458	23,431
Due after 1 year	—	1,015
Total adjustable rate	13,458	24,446
Total par value	$64,557	$90,117
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2023, and December 31, 2022, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	September 30, 2023	December 31, 2022
Fixed rate medium-term mortgage loans	$13	$14
Fixed rate long-term mortgage loans	718	761
Subtotal	731	775
Unamortized premiums	42	43
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio(1)	771	816
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$770	$815
(1)Excludes accrued interest receivable of $5 million at both September 30, 2023, and December 31, 2022.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2023, and December 31, 2022.

September 30, 2023
(Dollars in millions)	Origination Year
Payment Status	2019 to 2023	Prior to 2019	Amortized Cost(1)
30 – 59 days delinquent	$1	$5	$6
60 – 89 days delinquent	1	2	3
90 days or more delinquent	4	12	16
Total past due	6	19	25
Total current loans	347	399	746
Total mortgage loans held for portfolio	$353	$418	$771
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$16
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.13%

December 31, 2022
(Dollars in millions)	Origination Year
Payment Status	2018 to 2022	Prior to 2018	Amortized Cost(1)
30 – 59 days delinquent	$4	$5	$9
60 – 89 days delinquent	2	1	3
90 days or more delinquent	11	8	19
Total past due	17	14	31
Total current loans	449	336	785
Total mortgage loans held for portfolio	$466	$350	$816
In process of foreclosure, included above(2)			$3
Nonaccrual loans(3)			$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)			2.30%
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
(3)    At September 30, 2023, and December 31, 2022, $5 million and $7 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At September 30, 2023, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 2.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2022, the Bank’s reasonable and supportable forecast of housing prices expected, on average, for prices to depreciate 0.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both September 30, 2023 and 2022, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the three and nine months ended September 30, 2023 and 2022.
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
Deposits and interest rate payment terms for deposits as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
(Dollars in millions)	Amount Outstanding	Amount Outstanding
Interest-bearing deposits:
Adjustable rate	$758	$983
Fixed rate	5	—
Total interest-bearing deposits	763	983
Non-interest-bearing deposits	5	6
Total	$768	$989

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2023, and December 31, 2022.

(Dollars in millions)	September 30, 2023		December 31, 2022
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$51,360	5.03%	$58,301	4.05%
After 1 year through 2 years	11,120	3.63	8,268	2.30
After 2 years through 3 years	6,003	1.54	2,317	1.26
After 3 years through 4 years	1,760	1.33	5,473	0.99
After 4 years through 5 years	822	2.45	1,255	1.47
After 5 years	856	2.25	1,293	1.73
Total par value	71,921	4.37%	76,907	3.47%
Unamortized premiums	—		1
Unamortized discounts	(7)		(5)
Valuation adjustments for hedging activities	(964)		(1,083)
Fair value option valuation adjustments	(43)		(52)
Total	$70,907		$75,768
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds. When a callable bond for which the Bank is the primary obligor is issued, the Bank may simultaneously enter into an interest rate swap (wherein the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable option in a swap). The combined callable swaps and callable bonds enable the Bank to meet its funding needs at lower costs relative to similar tenor non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.
The Bank’s participation in consolidated obligation bonds at September 30, 2023, and December 31, 2022, was as follows:

(In millions)	September 30, 2023	December 31, 2022
Par value of consolidated obligation bonds:
Non-callable	$44,814	$57,164
Callable	27,107	19,743
Total par value	$71,921	$76,907
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2023, and December 31, 2022, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)
Earlier of Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Within 1 year	$66,665	$73,049
After 1 year through 2 years	4,770	3,310
After 2 years through 3 years	268	187
After 3 years through 4 years	170	313
After 4 years through 5 years	12	—
After 5 years	36	48
Total par value	$71,921	$76,907
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face value and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$14,406	5.18%	$36,159	4.13%
Unamortized discounts	(113)		(230)
Total	$14,293		$35,929
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at September 30, 2023, and December 31, 2022, are detailed in the following table. For information on the general terms and types of consolidated obligation bonds outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2022 Form 10-K.

(In millions)	September 30, 2023	December 31, 2022
Par value of consolidated obligation bonds:
Fixed rate	$37,598	$25,632
Adjustable rate	33,675	48,997
Step-up	648	2,278
Total consolidated obligation bonds, par value	$71,921	$76,907

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2023 and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2022	$111	$(11)	$100
Other comprehensive income/(loss):
Net change in fair value	(88)		(88)
Net current period other comprehensive income/(loss)	(88)	—	(88)
Balance, September 30, 2022	$23	$(11)	$12

Balance, June 30, 2023	$(4)	$(15)	$(19)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(35)		(35)
Net current period other comprehensive income/(loss)	(35)	(1)	(36)
Balance, September 30, 2023	$(39)	$(16)	$(55)
The following table summarizes the changes in AOCI for the nine months ended September 30, 2023 and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(2)	(2)
Net change in fair value	(317)		(317)
Net current period other comprehensive income/(loss)	(317)	(2)	(319)
Balance, September 30, 2022	$23	$(11)	$12

Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(25)		(25)
Net current period other comprehensive income/(loss)	(25)	(1)	(26)
Balance, September 30, 2023	$(39)	$(16)	$(55)

Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. For further information related to the Bank’s capital requirements, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
As of September 30, 2023, and December 31, 2022, the Bank complied with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2023		December 31, 2022
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,255	$7,483	$898	$7,757
Total regulatory capital	$3,801	$7,483	$4,842	$7,757
Total regulatory capital ratio	4.00%	7.87%	4.00%	6.41%
Leverage capital	$4,751	$11,224	$6,053	$11,636
Leverage ratio	5.00%	11.81%	5.00%	9.61%
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
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $776 million outstanding to six institutions at September 30, 2023, and $5 million outstanding to three institutions at December 31, 2022. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at the beginning of the period	$843	$5	$5	$3
Reclassified from/(to) capital during the period	1	4	1,252	36
Repurchase/redemption of mandatorily redeemable capital stock	(68)	(5)	(481)	(35)
Balance at the end of the period	$776	$4	$776	$4
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of $13 million and $15 million for the three and nine months ended September 30, 2023, respectively. Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of de minimis amounts for the three and nine months ended September 30, 2022.
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at September 30, 2023, and December 31, 2022.

(In millions)
Contractual Year of Redemption	September 30, 2023	December 31, 2022
Year 3	$1	$—
Year 4	2	1
Year 5	772	3
Past contractual redemption date because of remaining activity(1)	1	1
Total	$776	$5
(1)    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank may repurchase those shares, at its sole discretion, subject to the statutory and regulatory restrictions on excess stock redemption. The Bank’s mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.
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
In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s Board, which may choose to follow or not follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $118 million, or 0.12% of total assets as of September 30, 2023. Excess stock totaled $157 million, or 0.13% of total assets as of December 31, 2022.
In the third quarter of 2023, the Bank paid dividends at an annualized rate of 7.75%, totaling $76 million, including $63 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $40 million, including $40 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In the first nine months of 2023, the Bank paid dividends at an annualized rate of 7.26%, totaling $206 million, including $191 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $108 million, including $108 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On October 26, 2023, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2023 at an annualized rate of 8.25%, totaling $68 million. The Bank recorded the dividend on October 26, 2023, and expects to pay the dividend on November 9, 2023.
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
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the third quarter of 2023 and 2022, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2023, or December 31, 2022:

	September 30, 2023		December 31, 2022
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association(1)	$713	22%	$—	—%
First Republic Bank(1)	—	—	379	10
Silicon Valley Bank(2)	—	—	418	11
Subtotal	713	22	797	21
Others	2,548	78	2,966	79
Total	$3,261	100%	$3,763	100%
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
(2) On March 10, 2023, the FDIC was appointed as receiver for Silicon Valley Bank. On March 14, 2023, the FDIC transferred all of the deposits and substantially all of the assets of Silicon Valley Bank to Silicon Valley Bridge Bank, National Association. The FDIC created Silicon Valley Bridge Bank, N.A., whereby all of the deposits and substantially all assets of Silicon Valley Bank were transferred to the bridge bank. As of March 31, 2023, Silicon Valley Bridge Bank, N.A., had prepaid all outstanding advances to the Bank. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all the deposits and loans of Silicon Valley Bridge Bank, N.A., with First Citizens Bank and Trust Company. Silicon Valley Bank is no longer a member of the Bank.

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
The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income/(loss) before the AHP assessment for the three and nine months ended September 30, 2023 and 2022.

(In millions)	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments and (Gain)/Loss on Fair Value Hedges(2)	Income/(Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income After Provision for/(Reversal of) Credit Losses	Other Income/ (Loss)	Other Expense	Income/(Loss) Before AHP Assessment
Three Months Ended:
September 30, 2023	$128	$44	$172	$(8)	$3	$13	$164	$7	$55	$116
September 30, 2022	86	48	134	10	(24)	—	148	(18)	41	89
Nine Months Ended:
September 30, 2023	$495	$143	$638	$(9)	$2	$15	$630	$(15)	$148	$467
September 30, 2022	172	184	356	(4)	(17)	—	377	(31)	117	229
(1)    The mortgage-related business includes total accretion or amortization associated with other-than-temporarily impaired PLRMBS, which are recognized in interest income, totaling $8 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $27 million and $43 million for the nine months ended September 30, 2023 and 2022, respectively. The mortgage-related business includes a provision for/(reversal of) credit losses that totaled $7 million and $9 million for the three months ended September 30, 2023 and 2022, respectively, and $7 million and $9 million for the nine months ended September 30, 2023 and 2022.
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
The following table presents total assets by operating segment at September 30, 2023, and December 31, 2022.

(In millions)	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2023	$80,065	$14,956	$95,021
December 31, 2022	109,330	11,726	121,056

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
For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Derivatives and Hedging Activities” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2023, and December 31, 2022. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2023			December 31, 2022
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$91,782	$981	$995	$69,204	$799	$1,062
Derivatives not designated as hedging instruments:
Interest rate swaps	25,229	63	109	47,589	50	133
Total derivatives before netting and collateral adjustments	$117,011	1,044	1,104	$116,793	849	1,195
Netting adjustments and cash collateral(1)		(1,038)	(1,090)		(823)	(1,193)
Total derivative assets and total derivative liabilities		$6	$14		$26	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $472 million and $694 million at September 30, 2023, and December 31, 2022, respectively. Cash collateral received, including accrued interest, was $420 million and $324 million at September 30, 2023, and December 31, 2022, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$867	$246	$(963)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$237	$450	$(106)
Hedged items	(74)	(357)	(46)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	163	93	(152)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$345	$109	$(143)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$314	$507	$(391)
Hedged items	(301)	(515)	354
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	13	(8)	(37)

	Nine Months Ended September 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$3,184	$645	$(3,008)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$484	$657	$(310)
Hedged items	(297)	(434)	(119)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	187	223	(429)

	Nine Months Ended September 30, 2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$501	$247	$(205)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$771	$1,216	$(989)
Hedged items	(802)	(1,290)	987
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	(31)	(74)	(2)
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2023, and December 31, 2022.

	September 30, 2023			December 31, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$40,460	$15,252	$(34,134)	$34,535	$11,574	$(21,976)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(982)	$(1,747)	$964	$(740)	$(1,410)	$1,083
Discontinued hedging relationships included in amortized cost	61	649	—	70	740	—
Total amount of fair value hedging basis adjustments	$(921)	$(1,098)	$964	$(670)	$(670)	$1,083
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$13	$23	$(5)	$4
Net interest settlements	3	(24)	2	(17)
Total net gain/(loss) related to derivatives not designated as hedging instruments	16	(1)	(3)	(13)
Price alignment amount(1)	(1)	—	(3)	—
Net gain/(loss) on derivatives	$15	$(1)	$(6)	$(13)
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
For cleared derivatives, the clearing house is the Bank’s counterparty. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank analyzed the enforceability of offsetting rights applicable to its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable bankruptcy law and Commodity Futures Trading Commission rules in the event of a clearing house or clearing agent insolvency and under applicable clearing house rules upon a non-insolvency-based event of default of the clearing house or clearing agent. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearing house.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2023, was $454 million, for which the Bank posted cash collateral of $454 million in the ordinary course of business.

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
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$1,035	$1,073	$834	$1,188
Cleared	9	31	15	7
Total gross recognized amount	1,044	1,104	849	1,195
Gross amount of netting adjustments and cash collateral
Uncleared	(1,029)	(1,065)	(829)	(1,186)
Cleared	(9)	(25)	6	(7)
Total gross amounts of netting adjustments and cash collateral	(1,038)	(1,090)	(823)	(1,193)
Total derivative assets and total derivative liabilities	$6	$14	$26	$2

Non-cash collateral received or pledged that can be sold or repledged
Cleared	—	6	(435)	—
Total net amount of non-cash collateral received or pledged	$—	$6	$(435)	$—

Net amount(1)
Uncleared	$6	$8	$5	$2
Cleared	—	—	456	—
Total net amount	$6	$8	$461	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2023, the Bank had additional net credit exposure of $793 million due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position. There was no such additional net credit exposure at December 31, 2022.
Note 12 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2023, and December 31, 2022. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2023, and December 31, 2022. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	September 30, 2023
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$10	$10	$10	$—	$—	$—
Interest-bearing deposits	3,777	3,777	3,777	—	—	—
Securities purchased under agreements to resell	2,750	2,750	—	2,750	—	—
Federal funds sold	5,533	5,533	—	5,533	—	—
Trading securities	1	1	—	1	—	—
AFS securities	16,279	16,279	—	15,204	1,075	—
HTM securities	1,895	1,852	—	1,731	121	—
Advances	63,584	63,407	—	63,407	—	—
Mortgage loans held for portfolio	770	633	—	633	—	—
Accrued interest receivable	192	192	—	192	—	—
Derivative assets, net(2)	6	6	—	1,044	—	(1,038)
Other assets(3)	16	16	16	—	—	—
Liabilities
Deposits	768	768	—	768	—	—
Consolidated obligations:
Bonds	70,907	70,584	—	70,584	—	—
Discount notes	14,293	14,286	—	14,286	—	—
Total consolidated obligations	85,200	84,870	—	84,870	—	—
Mandatorily redeemable capital stock	776	776	776	—	—	—
Borrowings from other FHLBanks	300	300	—	300	—	—
Accrued interest payable	510	510	—	510	—	—
Derivative liabilities, net(2)	14	14	—	1,104	—	(1,090)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2022
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	3,677	3,677	3,677	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	4,719	4,719	—	4,719	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,713	12,713	—	11,531	1,182	—
HTM securities	2,181	2,136	—	1,993	143	—
Advances	89,400	89,183	—	89,183	—	—
Mortgage loans held for portfolio	815	695	—	695	—	—
Accrued interest receivable	313	313	—	313	—	—
Derivative assets, net(2)	26	26	—	849	—	(823)
Other assets(3)	15	15	15	—	—	—
Liabilities
Deposits	989	989	—	989	—	—
Consolidated obligations:
Bonds	75,768	75,396	—	75,396	—	—
Discount notes	35,929	35,916	—	35,916	—	—
Total consolidated obligations	111,697	111,312	—	111,312	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Accrued interest payable	326	326	—	326	—	—
Derivative liabilities, net(2)	2	2	—	1,195	—	(1,193)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2023:
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
Summary of Valuation Methodologies and Primary Inputs. For information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Fair Value” in the Bank’s 2022 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three and nine months ended September 30, 2023.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2023, and December 31, 2022, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. Treasury obligations	—	4,044	—	—	4,044
MBS:
GSEs – multifamily	—	11,160	—	—	11,160
PLRMBS	—	—	1,075	—	1,075
Subtotal AFS MBS	—	11,160	1,075	—	12,235
Total AFS securities	—	15,204	1,075	—	16,279
Advances(2)	—	2,302	—	—	2,302
Derivative assets, net: interest rate-related	—	1,044	—	(1,038)	6
Other assets	16	—	—	—	16
Total recurring fair value measurements – Assets	$16	$18,551	$1,075	$(1,038)	$18,604
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$605	$—	$—	$605
Derivative liabilities, net: interest rate-related	—	1,104	—	(1,090)	14
Total recurring fair value measurements – Liabilities	$—	$1,709	$—	$(1,090)	$619
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. Treasury obligations	—	4,024	—	—	4,024
MBS:
GSEs – multifamily	—	7,507	—	—	7,507
PLRMBS	—	—	1,182	—	1,182
Subtotal AFS MBS	—	7,507	1,182	—	8,689
Total AFS securities	—	11,531	1,182	—	12,713
Advances(2)	—	2,059	—	—	2,059
Derivative assets, net: interest rate-related	—	849	—	(823)	26
Other assets	15	—	—	—	15
Total recurring fair value measurements – Assets	$15	$14,440	$1,182	$(823)	$14,814
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,226	$—	$—	$2,226
Derivative liabilities, net: interest rate-related	—	1,195	—	(1,193)	2
Total recurring fair value measurements – Liabilities	$—	$3,421	$—	$(1,193)	$2,228
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2023, and December 31, 2022.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2023, and December 31, 2022.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2023, and year ended December 31, 2022.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2023	September 30, 2022
Balance, beginning of the period	$1,119	$1,327
Total gain/(loss) realized and unrealized included in:
Interest income	8	14
(Provision for)/reversal of credit losses	(7)	(9)
Unrealized gain/(loss) included in AOCI	(9)	(39)
Settlements	(36)	(56)
Transfers of HTM securities to AFS securities	—	1
Balance, end of the period	$1,075	$1,238
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$(9)	$(39)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$1	$5

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Balance, beginning of the period	$1,182	$1,608
Total gain/(loss) realized and unrealized included in:
Interest income	27	43
(Provision for)/reversal of credit losses	(7)	(9)
Other income/(loss)	—	28
Unrealized gain/(loss) included in AOCI	(20)	(124)
Settlements	(109)	(325)
Transfers of HTM securities to AFS securities	2	17
Balance, end of the period	$1,075	$1,238
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(20)	$(124)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$19	$34
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Advances	$(10)	$(42)	$(11)	$(117)
Consolidated obligation bonds	(2)	22	(16)	64
Total	$(12)	$(20)	$(27)	$(53)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2023 and 2022. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,354	$2,302	$(52)	$2,106	$2,059	$(47)
Consolidated obligation bonds	648	605	(43)	2,278	2,226	(52)
(1)    At September 30, 2023, and December 31, 2022, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 13 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

was $1.2 trillion at September 30, 2023, and December 31, 2022. The par value of the Bank’s participation in consolidated obligations was $86.3 billion at September 30, 2023, and $113.1 billion at December 31, 2022.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies” in the Bank’s 2022 Form 10-K.
Off-balance sheet commitments as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023			December 31, 2022
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$9,870	$8,447	$18,317	$16,591	$6,049	$22,640
Commitments to issue consolidated obligation discount notes, par	—	—	—	300	—	300
Commitments to issue consolidated obligation bonds, par	229	—	229	2,385	—	2,385
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $56 million and $34 million at September 30, 2023, and December 31, 2022, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2023, and December 31, 2022.
There were no commitments to fund advances at September 30, 2023, and December 31, 2022. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 11 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of September 30, 2023, the Bank had pledged total collateral of $1.3 billion, including securities with a carrying value of $799 million, all of which may be repledged, and cash collateral, including accrued interest, of $472 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2022, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $435 million, all of which may be repledged, and cash collateral, including accrued interest, of $694 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	September 30, 2023	December 31, 2022
Assets:
Advances	$6,519	$7,269
Mortgage loans held for portfolio	76	80
Accrued interest receivable	9	9
Liabilities:
Deposits	$17	$11
Capital:
Capital Stock	$228	$215

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income:
Advances	$70	$32	$214	$63
Mortgage loans held for portfolio	1	1	2	1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2023, and December 31, 2022, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2022 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months ended September 30, 2023 and 2022, the Bank extended overnight loans to other FHLBanks for $2.6 billion and $2.4 billion, respectively. The amount of interest income for these advances was de minimis for the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the Bank borrowed $5.5 billion and $10.1 billion, respectively, from other FHLBanks. Interest expense related to these borrowings was $2 million for the nine months ended September 30, 2023 and was de minimis for the nine months ended September 30, 2022.

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
•natural disasters, pandemics or other widespread public health emergencies, terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Eastern Europe and the Middle East), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
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

Quarterly Overview
Net income for the third quarter of 2023 was $103 million, an increase of $23 million compared with net income of $80 million for the third quarter of 2022. The $23 million increase in net income for the third quarter of 2023, relative to the prior-year period, was primarily attributable to an increase of $25 million in other income/(loss) and an increase of $14 million in net interest income. These increases in income were partially offset by an increase of $14 million in other expense.
The $25 million change in other income/(loss) primarily resulted from an increase of $16 million in net fair value gains on interest rate swaps classified as economic hedges and a decrease of $8 million in fair value losses on financial instruments carried at fair value. The $14 million increase in net interest income reflected higher yields on higher average balances of advances and investments, partially offset by higher interest costs on greater funding levels and higher dividends paid on mandatorily redeemable capital stock classified as interest expense.
The $14 million increase in other expense primarily reflected an increase of $8 million in charitable contributions to fund downpayment assistance grants to middle-income homebuyers, delivered by participating member financial institutions.
At September 30, 2023, total assets were $95.0 billion, a decrease of $26.1 billion from $121.1 billion at December 31, 2022, primarily attributable to a decrease of $25.8 billion in advances to $63.6 billion at September 30, 2023, from $89.4 billion at December 31, 2022. The net decrease of $0.1 billion in total investments since December 31, 2022, to $30.2 billion at September 30, 2023, primarily resulted from a decrease of $4.3 billion in securities purchased under agreements to resell, largely offset by an increase of $3.3 billion in mortgage-backed securities and a $0.8 billion increase in Federal funds sold.
As of September 30, 2023, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 7.9% at September 30, 2023. The increase in the regulatory capital ratio from 6.4% at December 31, 2022, mainly resulted from the decrease in total assets during 2023. The Bank also exceeded its risk-based capital requirement of $1.3 billion with $7.5 billion in permanent capital. Total retained earnings increased to $4.2 billion as of September 30, 2023, from $4.0 billion at yearend 2022.
On October 26, 2023, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the third quarter of 2023 at an annualized rate of 8.25%, an increase from the 7.75% rate paid for the prior quarter. In addition, the Board approved an updated framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. Under this approach, the Bank will endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The third quarter of 2023 dividend is $68 million, and the Bank expects to pay the dividend on November 9, 2023.
Events affecting the financial services industry during 2023 resulted in significant changes in the liquidity of some of the largest regional financial institutions, some of which experienced significant deposit outflows and financial difficulties, resulting in the liquidation or receivership of three of the Bank’s larger borrowers.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank, and on June 1, 2023, the Federal Reserve Board announced a consent order against Silvergate Capital Corporation and Silvergate Bank to facilitate that voluntary self-liquidation. As of March 1, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
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

On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver, and the FDIC and JPMorgan Chase, National Association (“JPMorgan”), a nonmember, entered into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. At September 30, 2023, JPMorgan, had $26.4 billion of advances outstanding from the Bank, assumed from First Republic Bank, that represented approximately 41% of the Bank's total advances outstanding. At December 31, 2022, First Republic Bank had $14.0 billion of advances outstanding from the Bank. Additionally, at September 30, 2023, JPMorgan had $179 million in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2022, First Republic Bank had $670 million in letters of credit outstanding. Upon assumption of the advances outstanding by JPMorgan, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan and reclassified that capital stock as mandatorily redeemable as a liability in the Bank’s Statements of Condition. At October 31, 2023, JPMorgan had $25.1 billion in advances outstanding from the Bank, had $179 million in letters of credit outstanding, and held $677 million of the Bank’s capital stock. These advances outstanding and letters of credit are fully collateralized and are not expected to result in any credit loss to the Bank. JPMorgan was the Bank’s largest borrower and shareholder as of September 30, 2023.
Because recent events have changed the ownership structure of the Bank’s largest borrowers, the Bank may experience a reduction in total assets, capital, and net income if advances outstanding to those borrowers are prepaid or repaid and not replaced with business from members. As of September 30, 2023, advances outstanding from non-members totaled $28.6 billion. The loss of Bank members, especially its largest borrowers, may also have the effect of reducing the Bank’s opportunity to grow advances and may impact the Bank’s long-term strategic plan and corporate goals. The timing and magnitude of the impact of a decrease in the amount of advances on the Bank would depend on a number of factors, including, but not limited to: the amount and the period over which the advances are prepaid or repaid; the amount and timing of any corresponding decreases in the activity-based capital stock requirement; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them, with associated costs, to other FHLBanks. A decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders. See “Item 1. Financial Statements - Note 4 - Advances” for more information on the Bank’s largest members.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Selected Balance Sheet Items at Quarter End
Total Assets	$95,021	$114,877	$142,493	$121,056	$108,507
Advances	63,584	70,537	101,541	89,400	65,658
Mortgage Loans Held for Portfolio, Net	770	785	801	815	834
Investments(1)	30,235	43,139	39,712	30,291	41,661
Consolidated Obligations:(2)
Bonds	70,907	79,855	95,034	75,768	35,446
Discount Notes	14,293	24,795	37,356	35,929	62,046
Mandatorily Redeemable Capital Stock	776	843	95	5	5
Capital Stock —Class B —Putable	2,485	2,600	4,007	3,758	3,322
Unrestricted Retained Earnings	3,406	3,387	3,356	3,262	3,222
Restricted Retained Earnings	816	795	770	732	708
Accumulated Other Comprehensive Income/(Loss) (AOCI)	(55)	(19)	(61)	(29)	12
Total Capital	6,652	6,763	8,072	7,723	7,264
Selected Operating Results for the Quarter
Net Interest Income	$171	$179	$287	$181	$157
Provision for/(Reversal of) Credit Losses	7	1	(1)	6	9
Other Income/(Loss)	7	4	(26)	—	(18)
Other Expense	55	48	45	45	41
Affordable Housing Program Assessment	13	13	22	13	9
Net Income/(Loss)	$103	$121	$195	$117	$80
Selected Other Data for the Quarter
Net Interest Margin(3)	0.68%	0.55%	0.88%	0.62%	0.63%
Return on Average Assets	0.41	0.36	0.60	0.40	0.32
Return on Average Equity	6.17	6.52	10.14	6.24	4.52
Annualized Dividend Rate	7.75	7.00	7.00	7.00	6.00
Dividend Payout Ratio(4)	62.12	53.53	32.00	45.97	49.98
Average Equity to Average Assets Ratio	6.63	5.57	5.93	6.47	7.16
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	7.87	6.64	5.77	6.41	6.69
Duration Gap (in months)	1.2	1.1	0.9	0.9	1.0
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
September 30, 2023	$1,229,875
June 30, 2023	1,340,166
March 31, 2023	1,477,668
December 31, 2022	1,181,743
September 30, 2022	1,031,910
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2023 and 2022, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2023 Compared to Third Quarter of 2022

Average Balance Sheets

	Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,497	$61	5.38%	$2,299	$14	2.28%
Securities purchased under agreements to resell	3,742	50	5.27	8,937	51	2.28
Federal funds sold	9,209	123	5.30	12,901	72	2.22
Trading securities:
Mortgage-backed securities (MBS)	1	—	3.12	1	—	2.10
Available-for-sale (AFS) securities:(1)
MBS(2)(3)(4)	10,803	189	6.91	8,372	88	4.17
Other investments(3)	4,030	57	5.61	3,730	21	2.29
Held-to-maturity (HTM) securities:
MBS	1,937	25	5.22	2,526	17	2.56
Mortgage loans held for portfolio(5)	778	9	4.26	850	8	4.10
Advances(3)(6)	64,221	867	5.36	58,513	345	2.34
Loans to other FHLBanks	14	—	5.30	16	—	2.36
Total interest-earning assets	99,232	1,381	5.52	98,145	616	2.49
Other assets(7)	978	—		387	—
Total Assets	$100,210	$1,381		$98,532	$616
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$73,093	$963	5.23%	$28,402	$143	2.01%
Discount notes	16,711	218	5.17	61,417	310	2.00
Deposits and other borrowings	1,267	16	5.33	921	5	2.15
Mandatorily redeemable capital stock	803	13	6.24	5	—	5.79
Borrowings from other FHLBanks	22	—	5.20	65	1	2.74
Total interest-bearing liabilities	91,896	1,210	5.23	90,810	459	2.01
Other liabilities(7)	1,668	—		668	—
Total Liabilities	93,564	1,210		91,478	459
Total Capital	6,646	—		7,054	—
Total Liabilities and Capital	$100,210	$1,210		$98,532	$459
Net Interest Income		$171			$157
Net Interest Spread(8)			0.29%			0.48%
Net Interest Margin(9)			0.68%			0.63%
Interest-earning Assets/Interest-bearing Liabilities	107.98%			108.08%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $5 million and $9 million for the three months ended September 30, 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	16	18	1	35
Net interest settlements on derivatives	153	100	(153)	100
Total effect on net interest income	$163	$93	$(152)	$104

	Three Months Ended
	September 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(26)	$—	$(34)
Net gain/(loss) on derivatives and hedged items	(6)	(4)	—	(10)
Net interest settlements on derivatives	27	22	(37)	12
Total effect on net interest income	$13	$(8)	$(37)	$(32)
(4)There were no prepayment fees on AFS MBS included in interest income during the three months ended September 30, 2023. Interest income included net prepayment fees on AFS MBS of $3 million for the three months ended September 30, 2022.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $3 million and $3 million for the three months ended September 30, 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(2) million and $(2) million for the three months ended September 30, 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of a de minimis amount and $(2) million for the three months ended September 30, 2023 and 2022.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the third quarter of 2023 was $171 million, a 9% increase from $157 million in the third quarter of 2022. The following table details the changes in interest income and interest expense for the third quarter of 2023 compared to the third quarter of 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$47	$20	$27
Securities purchased under agreements to resell	(1)	(42)	41
Federal funds sold	51	(26)	77
AFS securities:
MBS(2)	101	31	70
Other investments(2)	36	2	34
HTM securities: MBS	8	(5)	13
Mortgage loans held for portfolio	1	—	1
Advances(2)	522	37	485
Total interest-earning assets	765	17	748
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	820	406	414
Discount notes	(92)	(338)	246
Deposits and other borrowings	11	1	10
Borrowings from other FHLBanks	(1)	(1)	—
Mandatorily redeemable capital stock	13	13	—
Total interest-bearing liabilities	751	81	670
Net interest income	$14	$(64)	$78
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 68 basis points for the third quarter of 2023, 5 basis points higher than the net interest margin for the third quarter of 2022, which was 63 basis points. The increase in net interest margin is primarily the result of an increase in the average rate paid on interest-earning assets to 5.52% for the three months ended September 30, 2023, compared to 2.49% for the three months ended September 30, 2022. Although higher interest rates were the primary cause for the interest income increase, the higher average balances of advances and investments were also a contributing factor. These effects were partially offset by an increase in costs of interest-bearing liabilities from higher funding levels. The net interest spread was 29 basis points for the third quarter of 2023, 19 basis points lower than the net interest spread for the third quarter of 2022, which was 48 basis points. The decrease in net interest spread was primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels, which were partially offset by higher yields on interest-earning assets that primarily resulted from higher interest rates on growing advance balances.
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
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. In addition, events affecting the financial services industry during the first two quarters of 2023 resulted in the liquidation or receivership of some of the Bank’s largest borrowers. The loss of Bank members, especially its largest borrowers, may also have the effect of reducing member demand for wholesale funding. As a result, Bank asset levels and operating results may vary significantly from period to period. See “Item

1. Financial Statements - Note 4 - Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2023 and 2022.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2023	September 30, 2022
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(12)	$(20)
Net gain/(loss) on derivatives	15	(1)
Standby letters of credit fees	4	4
Other, net	—	(1)
Total Other Income/(Loss)	$7	$(18)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three months ended September 30, 2023 and 2022.

Net Gain/(Loss) on Advances and Consolidated Obligations Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	September 30, 2023	September 30, 2022
Advances	$(10)	$(42)
Consolidated obligation bonds	(2)	22
Total	$(12)	$(20)
Under the fair value option, the Bank has elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	Three Months Ended
(In millions)	September 30, 2023			September 30, 2022
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$7	$14	$21	$35	$(3)	$32
Not elected for fair value option	(3)	9	6	22	1	23
Consolidated obligation bonds:
Elected for fair value option	2	(7)	(5)	(19)	(6)	(25)
Not elected for fair value option	2	(9)	(7)	(20)	(3)	(23)
Consolidated obligation discount notes:
Not elected for fair value option	5	(4)	1	2	(13)	(11)
MBS:
Not elected for fair value option	—	—	—	3	—	3
Price alignment amount(1)	(1)	—	(1)	—	—	—
Total	$12	$3	$15	$23	$(24)	$(1)
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the third quarter of 2023, net gains on derivatives totaled $15 million compared to net losses of $1 million in the third quarter of 2022. These amounts included income of $3 million and expense of $24 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2023 and 2022, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 11 – Derivatives and Hedging Activities.”
Other Expense. During the third quarter of 2023, other expenses totaled $55 million, compared to $41 million in the third quarter of 2022. The increase primarily reflected an increase of $8 million in charitable contributions to fund downpayment assistance grants to middle-income homebuyers, delivered by participating member financial institutions.
Return on Average Equity. Return on average equity (ROE) was 6.17% (annualized) for the third quarter of 2023, compared to 4.52% (annualized) for the third quarter of 2022. The increase reflected higher net income for the third quarter of 2023, which increased 29%, from $80 million in the third quarter of 2022 to $103 million in the third quarter of 2023, partially offset by a decrease in average equity from $7.1 billion in the third quarter of 2022 to $6.6 billion in the third quarter of 2023.

Dividends and Retained Earnings. In the third quarter of 2023, the Bank paid dividends at an annualized rate of 7.75%, totaling $76 million, including $63 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $40 million, including $40 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. During the third quarter of 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. Under this approach, the Bank will endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Average Balance Sheets

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,438	$167	5.03%	$1,748	$17	1.29%
Securities purchased under agreements to resell	6,819	252	4.94	5,747	65	1.51
Federal funds sold	11,147	414	4.96	10,883	96	1.18
Trading securities:
MBS	1	—	2.93	1	—	1.92
Other investments	—	—	—	16	—	2.04
AFS securities:(1)
MBS(2)(3)(4)	9,770	484	6.62	8,715	220	3.38
Other investments(3)	4,035	161	5.31	2,064	27	1.74
HTM securities:
MBS	2,038	74	4.87	2,751	34	1.64
Mortgage loans held for portfolio(5)	794	21	3.46	892	38	5.74
Advances(3)(6)	81,951	3,184	5.20	43,101	501	1.55
Loans to other FHLBanks	11	—	4.90	12	—	1.48
Total interest-earning assets	121,004	4,757	5.26	75,930	998	1.76
Other assets(7)	606	—		518	—
Total Assets	$121,610	$4,757		$76,448	$998
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$82,240	$3,008	4.89%	$26,549	$205	1.03%
Discount notes	29,101	1,050	4.82	41,428	399	1.29
Deposits and other borrowings	1,205	45	5.07	1,107	7	0.90
Mandatorily redeemable capital stock	526	15	3.78	5	—	6.18
Borrowings from other FHLBanks	51	2	4.79	57	1	1.67
Total interest-bearing liabilities	113,123	4,120	4.87	69,146	612	1.18
Other liabilities(7)	1,200	—		564	—
Total Liabilities	114,323	4,120		69,710	612
Total Capital	7,287	—		6,738	—
Total Liabilities and Capital	$121,610	$4,120		$76,448	$612
Net Interest Income		$637			$386
Net Interest Spread(8)			0.39%			0.57%
Net Interest Margin(9)			0.70%			0.68%
Interest-earning Assets/Interest-bearing Liabilities	106.97%			109.81%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes accretion of yield adjustments on certain PLRMBS (resulting from improvement in expected cash flows) with previous credit losses related to the prior methodology of evaluating credit losses, totaling $17 million and $27 million for the nine months ended September 30, 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(19)	$(76)	$—	$(95)
Net gain/(loss) on derivatives and hedged items	(210)	2	(5)	(213)
Net interest settlements on derivatives	416	297	(424)	289
Total effect on net interest income	$187	$223	$(429)	$(19)

	Nine Months Ended
	September 30, 2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(22)	$(80)	$—	$(102)
Net gain/(loss) on derivatives and hedged items	(5)	4	—	(1)
Net interest settlements on derivatives	(4)	2	(2)	(4)
Total effect on net interest income	$(31)	$(74)	$(2)	$(107)
(4)Interest income includes net prepayment fees received on AFS MBS of $6 million and $20 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $3 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(3) million and $(7) million for the nine months ended September 30, 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of $99 million and $(4) million for the nine months ended September 30, 2023 and 2022, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income for the first nine months of 2023 was $637 million, a 65% increase from $386 million for the first nine months of 2022. The following table details the changes in interest income and interest expense for 2023 compared to 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$150	$52	$98
Securities purchased under agreements to resell	187	14	173
Federal funds sold	318	2	316
AFS securities:
MBS(2)	264	30	234
Other investments(2)	134	42	92
HTM securities: MBS	40	(11)	51
Mortgage loans held for portfolio	(17)	(4)	(13)
Advances(2)	2,683	745	1,938
Total interest-earning assets	3,759	870	2,889
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	2,803	1,008	1,795
Discount notes	651	(151)	802
Deposits and other borrowings	38	1	37
Borrowings from other FHLBanks	1	—	1
Mandatorily redeemable capital stock	15	15	—
Total interest-bearing liabilities	3,508	873	2,635
Net interest income	$251	$(3)	$254
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 70 basis points for the first nine months of 2023, 2 basis point higher than the net interest margin for the first nine months of 2022, which was 68 basis points. The increase in net interest margin is primarily the result of an increase in the average rate paid on interest-earning assets to 5.26% for the nine months ended September 30, 2023 compared to 1.76% for the nine months ended September 30, 2022. Although higher interest rates were the primary cause for the interest income increase, the higher average balances of advances and investments were also a contributing factor. These effects were partially offset by an increase in costs of interest-bearing liabilities from higher funding levels. The net interest spread was 39 basis points for the first nine months of 2023, 18 basis points lower than the net interest spread for the first nine months of 2022, which was 57 basis points. The decrease in net interest spread was primarily a result of an increase in costs of interest-bearing liabilities from higher funding levels, which were partially offset by higher yields on interest-earning assets that primarily resulted from higher interest rates on growing advance balances.
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
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. In addition, events affecting the financial services industry during the first two quarters of 2023 resulted in the liquidation or receivership of some of the Bank’s largest borrowers. The loss of Bank members, especially its largest borrowers, may also have the effect of reducing member demand for wholesale funding. As a result, Bank asset levels and operating results may vary significantly from period to period. See “Item

1. Financial Statements - Note 4 - Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2023 and 2022.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(27)	$(53)
Net gain/(loss) on derivatives	(6)	(13)
Private-label residential mortgage-backed securities trust settlement	—	28
Standby letters of credit fees	15	11
Other, net	3	(4)
Total Other Income/(Loss)	$(15)	$(31)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under fair value option for the nine months ended September 30, 2023 and 2022.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Advances	$(11)	$(117)
Consolidated obligation bonds	(16)	64
Total	$(27)	$(53)
Under the fair value option, the Bank has elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.
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

The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the nine months ended September 30, 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2023 Compared to 2022

	Nine Months Ended
(In millions)	September 30, 2023			September 30, 2022
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$8	$36	$44	$102	$(18)	$84
Not elected for fair value option	(36)	28	(8)	43	10	53
Consolidated obligation bonds:
Elected for fair value option	14	(28)	(14)	(58)	(4)	(62)
Not elected for fair value option	9	(27)	(18)	(62)	(2)	(64)
Consolidated obligation discount notes:
Not elected for fair value option	—	(7)	(7)	(25)	(3)	(28)
MBS:
Not elected for fair value option	—	—	—	4	—	4
Price alignment amount(1)	(3)	—	(3)	—	—	—
Total	$(8)	$2	$(6)	$4	$(17)	$(13)
(1) This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first nine months of 2023, net losses on derivatives totaled $6 million compared to net losses of $13 million in the first nine months of 2022. These amounts included income of $2 million and expense of $17 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2023 and 2022, respectively. Excluding the impact of income or expense from net settlements on derivative instruments used in economic hedges, the net gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
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
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. In the first quarter of 2022, as a result of the distribution of the settlement proceeds to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income during the nine months ended September 30, 2022. There was no similar activity during the nine months ended September 30, 2023.
Other Expense. During the first nine months of 2023, other expenses totaled $148 million, compared to $117 million in the first nine months of 2022. The increase was attributable to an increase in compensation and benefits throughout the Bank’s workforce as a result of a comprehensive compensation study in order to retain talent and an increase in charitable contributions to fund downpayment assistance grants to middle-income homebuyers, delivered by participating member financial institutions.

Return on Average Equity. ROE was 7.69% for the first nine months of 2023, compared to 4.09% for the first nine months of 2022. The increase reflected higher net income for the first nine months of 2023, which increased 103% to $419 million in the first nine months of 2023 from $206 million in the first nine months of 2022, which was partially offset by an increase in average equity to $7.3 billion in the first nine months of 2023 from $6.7 billion in the first nine months of 2022.
Dividends and Retained Earnings. In the first nine months of 2023, the Bank paid dividends at an annualized rate of 7.26%, totaling $206 million, including $191 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2022, the Bank paid dividends at an annualized rate of 6.00%, totaling $108 million, including $108 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
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

Financial Condition
Total assets were $95.0 billion at September 30, 2023, compared to $121.1 billion at December 31, 2022. Advances decreased by $25.8 billion, or 29%, to $63.6 billion at September 30, 2023, from $89.4 billion at December 31, 2022. Average advances were $64.2 billion for the third quarter of 2023, a 10% increase from $58.5 billion for the third quarter of 2022. Average advances were $82.0 billion for the first nine months of 2023, a 90% increase from $43.1 billion for the first nine months of 2022. Average MBS investments were $12.7 billion for the third quarter of 2023, a 17% increase from $10.9 billion for the third quarter of 2022. Average MBS investments were $11.8 billion for the first nine months of 2023, an 3% increase from $11.5 billion for the first nine months of 2022.
Advances outstanding at September 30, 2023, included net unrealized losses of $973 million, of which $921 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $52 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2022, included net unrealized losses of $717 million, of which $670 million represented unrealized losses on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $47 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on the hedged advances and advances carried at fair value from December 31, 2022, to September 30, 2023, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the terms on the Bank’s advances during the period.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments are funded with longer tenor debt to create liquidity.
Total liabilities were $88.4 billion at September 30, 2023, a decrease of $24.9 billion from $113.3 billion at December 31, 2022, primarily reflecting a $26.5 billion decrease in consolidated obligations outstanding to $85.2 billion at September 30, 2023, from $111.7 billion at December 31, 2022. Average consolidated obligations were $89.8 billion for the third quarter of 2023 and $89.8 billion for the third quarter of 2022. Average consolidated obligations were $111.3 billion for the first nine months of 2023 and $68.0 billion for the first nine months of 2022.

For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 13 – Commitments and Contingencies.
Accumulated other comprehensive income/(loss) was $(55) million at September 30, 2023, compared to $(29) million at December 31, 2022. The change in accumulated other comprehensive income/(loss) was mainly attributable to a decrease in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during the first nine months of 2023, mostly impacting the Bank’s agency MBS portfolio.

Consolidated obligations outstanding at September 30, 2023, included net unrealized gains of $964 million on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2022, included net unrealized gains of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $52 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the hedged consolidated obligation bonds and on the consolidated obligation bonds carried at fair value from December 31, 2022, to September 30, 2023, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms on the Bank’s consolidated obligation bonds during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at September 30, 2023, and December 31, 2022.
LIBOR Transition. Following the cessation of representative USD LIBOR on June 30, 2023, the Bank’s investments with future rate resets originally indexed to LIBOR have been transitioned to alternative fallback rates indexed to SOFR. The Bank recognizes that the discontinuation of LIBOR presents risks and challenges that could have an impact on the Bank’s business. The Bank’s Asset and Liability Management Committee has the primary responsibility for driving the transition from LIBOR to SOFR and managing and mitigating the associated risks. For information about the risks to the Bank from the discontinuation of LIBOR, see “Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K.
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
Adjusted net interest income for this segment was $128 million in the third quarter of 2023, an increase of $42 million, or 49%, compared to $86 million in the third quarter of 2022. This quarterly increase was primarily a result of an improvement in spreads on advances-related assets and higher balances of advances and other credit products.
The following table presents the advances portfolio at September 30, 2023, and December 31, 2022.

Advances Portfolio by Product Type

	September 30, 2023		December 31, 2022
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$2,165	2%	2,690	3%
Adjustable – SOFR, callable at borrower’s option	4,250	7	9,500	11
Subtotal adjustable rate advances	6,415	9	12,190	14
Fixed	10,019	16	45,471	50
Fixed – amortizing	60	—	60	—
Fixed – with PPS(1)	523	1	965	1
Fixed – with FPS(1)	38,666	60	18,035	20
Fixed – callable at borrower’s option with FPS(1)	340	1	340	—
Fixed – putable at Bank’s option with FPS(1)	1,491	2	800	1
Subtotal fixed rate advances	51,099	80	65,671	72
Daily variable rate	7,043	11	12,256	14
Total par value	$64,557	100%	$90,117	100%
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
Adjusted net interest income for this segment was $44 million in the third quarter of 2023, a decrease of $4 million, or 8%, from $48 million in the third quarter of 2022. This quarterly decrease was primarily a result of lower earnings on mortgage-related products and lower accretion-related income, partially offset by higher MBS balances.
MBS Investments – The Bank’s MBS portfolio was $14.1 billion at September 30, 2023, compared with $10.9 billion at December 31, 2022. During the first nine months of 2023, the Bank’s MBS portfolio increased primarily as a result of $4.2 billion in purchases, partially offset by $493 million in principal repayments. Average MBS investments were $12.7 billion in the third quarter of 2023, an increase of $1.8 billion from $10.9 billion in the third quarter of 2022. Average MBS investments were $11.8 billion for the first nine months of 2023, an increase of $0.3 billion from $11.5 billion for the first nine months of 2022.
Mortgage Loans – Mortgage loan balances were $770 million at September 30, 2023, a decrease of $45 million from $815 million at December 31, 2022. Average mortgage loans were $778 million in the third quarter of 2023, a decrease of $72 million from $850 million in the third quarter of 2022. Average mortgage loans were $794 million in the first nine months of 2023, a decrease of $98 million from $892 million in the first nine months of 2022.
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
The Finance Agency has established base case liquidity guidelines, which may be amended from time to time, that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps generally between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent month ends. The Bank is also required to perform an annual liquidity stress test and report the results to the Finance Agency.
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

As of September 30, 2023, and December 31, 2022, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of September 30, 2023, and December 31, 2022, were within the tolerance levels provided by the Finance Agency guidance. At September 30, 2023, the Bank had $0.2 billion commitments to issue consolidated obligations. The Bank had committed to the issuance of $2.7 billion in consolidated obligations at December 31, 2022.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2022 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2023, the Bank had no advance commitments and $18.3 billion in standby letters of credit outstanding. At December 31, 2022, the Bank had no advance commitments and $22.6 billion in standby letters of credit outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”
Capital
On July 29, 2022, the Bank’s board of directors approved proposed amendments to the Bank’s capital plan remain subject to review and approval by the Finance Agency. In connection with the Finance Agency’s review, the proposed amendments are subject to change and there can be no assurance that any amendments will be adopted. If the amendments are approved by the Finance Agency as proposed, a revised plan will become effective at a future date to be determined by the Bank. Because these proposed amendments were still under review at the Finance Agency in April 2023, the Bank used the existing membership stock calculation methodology based on membership asset value as outlined in the Bank’s Capital Plan.
The Bank’s capital requirements and proposed amendments are discussed in more detail in “Item 1. Financial Statements – Note 9 – Capital” in this report and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital” and
“Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2022 Form 10-K.

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
The Bank has a high concentration of advances and capital stock with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates decreased by $16.9 billion to $47.0 billion, or 73% of total advances outstanding at September 30, 2023, from $63.9 billion, or 71% of total advances outstanding at December 31, 2022. (See “Item 1. Financial Statements – Note 4 - Advances – Concentration Risk” for further information.)
Several of the Bank’s top 10 advance borrowers and their affiliates at yearend 2022 have recently been involved in voluntary liquidation, Federal Deposit Insurance Corporation (FDIC) receivership, or have been acquired by nonmember institutions. The loss of advances outstanding to these members is likely to have an adverse impact on the Bank’s advance balances, and, over time, its financial performance.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to wind down the operations of and voluntarily liquidate Silvergate Bank, and on June 1, 2023, the Federal Reserve Board announced a consent order against Silvergate Capital Corporation and Silvergate Bank to facilitate that voluntary self-liquidation. At September 30, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
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

On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver, and the FDIC and JPMorgan, a nonmember, entered into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. At September 30, 2023, JPMorgan had $26.4 billion of advances outstanding from the Bank, assumed from First Republic Bank, that represented approximately 41% of the Bank's total advances outstanding. At December 31, 2022, First Republic Bank had $14.0 billion of advances outstanding from the Bank, that represented approximately 16% of the Bank’s total advances outstanding. Additionally, at September 30, 2023, JPMorgan had $179 million in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2022, First Republic Bank had $670 million in letters of credit outstanding. Upon assumption of the First Republic Bank advances outstanding by JPMorgan, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan and reclassified that capital stock as mandatorily redeemable as a liability in the Bank’s Statements of Condition. At September 30, 2023, JPMorgan held $713 million of the Bank’s capital stock. JPMorgan was the Bank’s largest borrower and shareholder as of September 30, 2023.
The Bank has a significant long-term funding arrangement with a borrower that had advances outstanding as of September 30, 2023, and December 31, 2022, and the borrower may further contribute to the level of outstanding advances in the future.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2023, and December 31, 2022.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

September 30, 2023
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Member or Nonmember Credit Quality Rating(1)	Number	Number	Credit Outstanding(2)	Total	Used
1-3	245	159	$68,512	$178,505	38%
4-6	75	46	14,219	48,824	29
7-10	9	3	51	192	27
Subtotal	329	208	82,782	227,521	36
Community development financial institutions (CDFIs)	8	6	111	166	67
Housing associates	2	—	—	—	—
Total	339	214	$82,893	$227,687	36%

December 31, 2022
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Member or Nonmember Credit Quality Rating(1)		Number	Credit Outstanding(2)	Total	Used
1-3	257	172	$98,702	$323,212	31%
4-6	65	33	13,891	31,536	44
7-10	4	3	8	51	16
Subtotal	326	208	112,601	354,799	32
CDFIs	7	6	100	151	66
Housing associates	2	1	95	102	93
Total	335	215	$112,796	$355,052	32%
(1)A description of the Bank’s credit quality rating system is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk” in the Bank’s 2022 Form 10-K.
(2)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(3)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

September 30, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$27,265	$27,556
11% – 25%	6	2,566	2,947
26% – 50%	26	15,512	27,060
More than 50%	175	37,550	170,124
Total	214	$82,893	$227,687

December 31, 2022
(Dollars in millions) Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$6,637	$7,319
11% – 25%	11	5,644	7,380
26% – 50%	22	15,509	24,465
More than 50%	171	85,006	315,888
Total	215	$112,796	$355,052
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
The Bank may require certain borrowers to deliver pledged loan collateral to the Bank if the borrower is a de novo institution (chartered within the last three years), an insurance company, a CDFI, or a housing associate. Other considerations for delivery of pledged collateral may include the borrower’s creditworthiness, satisfactory maintenance of its collateral, and the status of the Bank’s priority of security interest.
As of September 30, 2023, of the loan collateral pledged to the Bank, 26% was pledged by 21 institutions by specific identification, 41% was pledged by 112 institutions under a blanket lien with detailed reporting, and 33% was pledged by 139 institutions under a blanket lien with summary reporting. For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower.
As of September 30, 2023, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to borrowers that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at September 30, 2023, and December 31, 2022.

Composition of Loan Collateral Pledged

(In millions)	September 30, 2023		December 31, 2022
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$167,951	$112,586	$265,972	$180,564
Second lien residential mortgage loans and home equity lines of credit	13,861	6,484	15,423	7,381
Multifamily mortgage loans	51,331	32,041	60,989	36,809
Commercial mortgage loans	81,391	50,589	92,413	54,341
Loan participations(1)	1,287	480	871	306
Small business, small farm, and small agribusiness loans	1,579	403	2,180	523
Other	—	—	2	—
Total	$317,400	$202,583	$437,850	$279,924
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2023, and December 31, 2022, the unpaid principal balance of these loans totaled $4.5 billion and $5.2 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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
The following table presents the Bank’s investment credit exposure at September 30, 2023, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

Investment Credit Exposure

(In millions)
September 30, 2023
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,044	$—	$—	$—	$—	$4,044
MBS:
Other U.S. obligations – single-family	—	55	—	—	—	—	55
MBS – GSEs:
GSEs – single-family(2)	4	629	2	—	2	—	637
GSEs – multifamily	—	12,234	—	—	—	—	12,234
Total MBS – GSEs	4	12,863	2	—	2	—	12,871
PLRMBS	—	17	25	49	597	517	1,205
Total MBS	4	12,935	27	49	599	517	14,131
Total securities	4	16,979	27	49	599	517	18,175
Interest-bearing deposits	—	—	3,777	—	—	—	3,777
Securities purchased under agreements to resell(3)	—	1,000	—	—	—	1,750	2,750
Federal funds sold(4)	—	1,363	4,095	—	—	75	5,533
Total investments	$4	$19,342	$7,899	$49	$599	$2,342	$30,235

(1)Credit ratings of BB and lower are below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated BB at September 30, 2023, by S&P because of extraordinary expenses incurred during bankruptcy of the security's sponsor.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2023, and December 31, 2022.

Unsecured Investment Credit Exposure by Investment Type

	Carrying Value(1)
(In millions)	September 30, 2023	December 31, 2022
Interest-bearing deposits	$3,777	$3,677
Federal funds sold	5,533	4,719
Total	$9,310	$8,396
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2023, and December 31, 2022.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2023, 59% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2023, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
September 30, 2023
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Unrated (3)	Total
Domestic	$—	$3,427	$75	$3,502
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	3,777	75	3,852
U.S. branches and agency offices of foreign commercial banks:
Australia	—	995	—	995
Canada	—	100	—	100
Finland	863	—	—	863
France	—	150	—	150
Germany	—	700	—	700
Netherlands	—	1,250	—	1,250
Norway	500	—	—	500
United Kingdom	—	900	—	900
Total U.S. branches and agency offices of foreign commercial banks	1,363	4,095	—	5,458
Total unsecured credit exposure	$1,363	$7,872	$75	$9,310
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2023.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2023. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
(3)Includes unsecured investment credit exposure to a member.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2023, the Bank’s MBS portfolio was 202% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
At September 30, 2023, PLRMBS representing 7% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of September 30, 2023, the Bank’s investment in MBS had gross unrealized losses totaling $134 million, $34 million of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S.

government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2023, all of the gross unrealized losses on its agency MBS are temporary.
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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2023.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2023.
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

Credit Exposure to Derivative Dealer Counterparties

(In millions)
September 30, 2023
Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$3,921	$65	$(63)	$—	$2
Liability positions with credit exposure:
Uncleared derivatives
A	8,419	(201)	202	—	1
BBB	9,791	(242)	245	—	3
Cleared derivatives(2)	81,853	(22)	16	799	793
Total derivative positions with credit exposure to nonmember counterparties	103,984	$(400)	$400	$799	$799
Derivative positions without credit exposure	13,027
Total notional	$117,011

December 31, 2022
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,115	$38	$(35)	$—	$3
Cleared derivatives(2)	89,148	7	14	435	456
Liability positions with credit exposure:
Uncleared derivatives
A	11,246	(356)	358	—	2
Total derivative positions with credit exposure to nonmember counterparties	106,509	$(311)	$337	$435	$461
Derivative positions without credit exposure	10,284
Total notional	$116,793
(1)The credit ratings used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at September 30, 2023, and December 31, 2022.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at September 30, 2023, and December 31, 2022.

Notional Amount of Interest Rate Swaps by Interest Rate Index

(In millions)	September 30, 2023		December 31, 2022
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed(1)	$65,487	$51,524	$58,910	$57,883
LIBOR	—	—	55	504
SOFR	51,514	64,710	57,577	57,523
Overnight Index Swap – Effective Federal Funds Rate	10	777	251	883
Total notional amount	$117,011	$117,011	$116,793	$116,793
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
There have been no significant changes in the judgments and assumptions made during the first nine months of 2023 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2022 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 12 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments
Allocation of Net Income to Fund Discretionary Community Investment Programs. Each year, the Bank is required by the FHLBank Act to dedicate a minimum of 10% of the previous year’s net income to its Affordable Housing Program (AHP). In 2023, the board of directors of the Bank voted to voluntarily allocate up to an additional 5% (15% total) of its annual net income to funding economic development and homeownership grant programs and special purpose credit programs that enrich people’s lives and revitalize communities. In 2023, the Bank announced funding commitments of $10 million to the newly-created Middle-Income Downpayment assistance matching grant pilot program, an additional $2 million to the Empowering Black Homeownership matching grant program, and an increase of $2.5 million to its annual Access to Housing and Economic Assistance for Development (AHEAD) economic development grant program, which will enable AHEAD to award a total of $4 million in grants for the 2023 program. The Bank continues to evaluate funding other programs meeting community needs for affordable housing, funding for businesses, and community development.
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
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future.” Beginning in the fall of 2022, the Finance Agency undertook a review and analysis of the FHLBank System, through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Finance Agency has stated that its review and analysis will culminate in a written report expected to (i) summarize the feedback received; (ii) identify actions the Finance Agency plans to take; and (iii) outline any recommendations for consideration by Congress. To the extent the Finance Agency’s actions or recommendations result in changes to supervisory expectations, stakeholder perceptions or the Bank’s business model that impact the Bank’s ability to execute on the Bank’s mission of providing liquidity to the Bank’s members and support for affordable housing and community development, the Bank’s business, results of operations, reputation, and the value of membership in the Bank may be negatively impacted. For a further discussion of related risks, see “Item 1A. Risk Factors” in the Bank’s 2022 Form 10-K.

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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2023.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of September 30, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2023	December 31, 2022
+200 basis-point change above current rates	–2.8%	–2.8%
+100 basis-point change above current rates	–1.4	–1.4
–100 basis-point change below current rates(2)	+1.3	+1.3
–200 basis-point change below current rates(2)	+2.4	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2023, are comparable with the estimates as of December 31, 2022. Compared to yearend, interest rates as of September 30, 2023 have increased 141 basis points for the one-month Treasury bill, increased 64 basis points for the five-year Treasury note, and increased 74 basis point for the 10-year Treasury note.

The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 227% as of September 30, 2023.
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
The Bank’s Risk Appetite Framework incorporates a limit on the adverse sensitivity of projected net interest income as a percent of capital. The Bank’s net interest income on capital sensitivity limit to the potential adverse impact of an instantaneous parallel shift of a plus or minus 200 basis-point change in interest rates from current rates (base case) to no worse than a -210 basis-points change from the base-case projected net interest income on capital. With the indicated interest rate shifts, the net interest income on capital for the 12-month horizon is projected to remain within the limit of -210 basis-points.
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

Total Bank Duration Gap Analysis

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$95,021	2.0	$121,056	1.8
Liabilities	88,369	0.8	113,333	0.9
Net	$6,652	1.2	$7,723	0.9
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
The Bank manages the interest rate risk and market risk of the mortgage-related business through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2023, was $14.9 billion, including $14.1 billion in MBS and $771 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2022, was $11.7 billion, including $10.9 billion in MBS and $816 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.1 billion, or 95%, of MBS and mortgage loans at September 30, 2023, and $10.3 billion, or 88%, of MBS and mortgage loans at December 31, 2022. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $771 million, or 5%, of MBS and mortgage loans, at September 30, 2023, and $1.4 billion, or 12%, of MBS and mortgage loans at December 31, 2022.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2023, and December 31, 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2023	December 31, 2022
+200 basis-point change	–0.5%	–0.5%
+100 basis-point change	–0.2	–0.2
–100 basis-point change(2)	+0.2	+0.1
–200 basis-point change(2)	+0.2	+0.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2023, are comparable with the estimates as of December 31, 2022.
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
Internal Control Over Financial Reporting
During the three months ended September 30, 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On October 30, 2023, the Federal Home Loan Bank of San Francisco (Bank) and Joseph Amato entered into an amendment to his employment agreement (Amendment No. 3) to mutually extend the term of his employment to September 30, 2024 (Third Term), with an automatic extension until March 31, 2025, unless a non-renewal notice is provided by either the Bank or Mr. Amato at least one month prior to the end of the Third Term or any automatic extension thereof. Amendment No. 3 also amended Mr. Amato’s base annual salary to $540,000, effective January 1, 2024. The Bank received a non-objection letter from the Federal Housing Finance Agency regarding the material terms of Amendment No. 3 on October 24, 2023. As previously disclosed, Mr. Amato entered into amendments to his employment agreement with the Bank dated July 7, 2021 (Amendment No. 1) and October 19, 2022 (Amendment No. 2) which, among other things, extended his term until March 31, 2023 (Second Term) and mutually elected the option to further extend his term of employment following his Second Term for another year until March 31, 2024.
The foregoing description of the amendments to Mr. Amato’s employment agreement does not purport to be complete and is qualified in its entirety by reference to Amendment No. 3 to his employment agreement, which is incorporated herein by reference as Exhibit 10.1.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2023.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)