Form 10-K
period 2023-12-31
Federal Home Loan Bank of San Francisco
filed 2024-03-08
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2023, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,443 million. At February 29, 2024, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 30,134,294.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2023 Annual Report on Form 10-K

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

As of December 31, 2023, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	130	$1,168	76	$19,843
Savings institutions	8	71	5	700
Credit unions	162	1,059	88	13,483
Industrial loan companies	2	2	2	37
Insurance companies	25	140	5	1,494
Community development financial institutions	9	10	6	124
Total member institutions	336	2,450	182	35,681
Housing associates eligible to borrow	2	—	1	14
Other nonmember institutions(1)	6	706	5	26,015
Total	344	$3,156	188	$61,710
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
We require our members to hold our capital stock to support their activities with the Bank. We leverage this capital stock and our retained earnings by using our GSE status to borrow funds in the capital markets at relatively favorable rates. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.
We may also invest in residential mortgage-backed securities (MBS) up to the regulatory policy limit of three times regulatory capital, which is composed of retained earnings and capital stock, including mandatorily redeemable capital stock. Our MBS investments include agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government and private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase. We also have a portfolio of residential mortgage loans purchased from members. Earnings on these MBS investments and mortgage loans provide us with the financial flexibility to continue providing cost-effective credit and liquidity to our members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our credit and interest rate risk. We consider the Finance Agency’s core mission achievement guidance when making investment decisions. The Finance Agency will assess annually each FHLBank’s core mission achievement by determining the ratio of primary mission assets, which is calculated as the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations less the average par balance of our U.S. Treasury security obligations with a maturity no greater than ten years. The Finance Agency’s expectation is that each FHLBank’s core mission asset ratio is at least 70% or higher. Our core mission asset ratio was 77.1% for the year ended December 31, 2023.
Additional information about our investments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Our financial strategies are designed to enable us to safely expand and contract our balance sheet as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their borrowings, and it contracts when we repurchase excess stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position, while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess stock. Information regarding our dividends and the repurchase of excess stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
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
We offer both standard and customized advance structures. Standard advances include fixed and adjustable rate advance products with different maturities, interest rates, and payment characteristics. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than one day to 10 years, with the interest rates resetting periodically at a fixed spread to a specified index. Customized advances may include:
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
Because of the funding alternatives available to our members, we establish advances prices that take into account the cost of alternative market choices each day, along with our costs of conducting business and our profitability. We offer the same advances prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.
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
In addition, our investments may include agency residential MBS, which are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS. Some of these PLRMBS were issued by or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. We have not purchased any PLRMBS since the first quarter of 2008.
Additional information about our investments is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 4 – Investments.”
Mortgage Loans. Under the Mortgage Partnership Finance® (MPF®) Program, we purchased from members, for our own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. After June 30, 2021, we no longer directly purchase, or facilitate the purchase of, mortgage loans from our members.
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
Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we are required by law to set aside 10% of our current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.3 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 150,000 housing units.
We allocate at least 50% of our annual AHP subsidy to our competitive AHP General Fund under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in an annual competitive process. In 2023, we introduced a competitive AHP Nevada Targeted Fund to which we can allocate up to 20% of our annual AHP subsidy. All subsidies for the competitive AHP General Fund and Nevada Targeted Fund are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.
We allocate up to 35% of our annual AHP subsidy to our homeownership set-aside program. Under this program, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.
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
Voluntary Programs
In 2023, the Bank’s board of directors approved plans to voluntarily allocate up to an additional 5% (15% total) of its annual net income to fund economic development and homeownership grant programs that enrich people’s lives and revitalize communities. The amount of voluntary contributions available to be contributed in 2024 based on 2023 income is $32 million. The Bank continues to evaluate funding of other programs meeting community needs for affordable housing, funding for businesses, and community development.
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of the Bank’s board of directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training, or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2023, we awarded $4 million in AHEAD Program grants, and since 2004, we have awarded over $25 million in AHEAD program grants.
Empowering Black Homeownership (EBH). In 2021, the Bank’s board of directors approved a $1 million matching grant program designed to narrow the Black homeownership gap by expanding access to expert housing counseling services. EBH was established to address the historical and continuing racial discrimination in homeownership and expand the capacity of the United States Department of Housing and Urban Development (HUD)-approved housing counseling agencies (HCAs) to serve more aspiring and at-risk homeowners in communities of color. EBH applications were submitted by members working with these agencies, and awards were based on the eligibility and evaluation of the applications. In 2023, the Bank expanded the EBH program by doubling its commitment to a $2 million allocation for matching grants up to $125 thousand per participating member financial institution to support HUD-approved HCAs to deliver homeownership counseling. In 2023, the

Bank disbursed $800 thousand for 36 EBH grants to 16 members that had made donations to 16 HCAs, for a total of $2 million in support for HCAs in Arizona, California, and Nevada. In 2022, the Bank disbursed $1 million for 41 EBH grants to 14 members that had made donations to 22 HCAs, for a total of $2 million in support for HCAs in Arizona, California, and Nevada.
Nevada Capacity Building Program. The purpose of the Nevada Housing Coalition (NHC) is to build capacity for affordable housing development in Nevada and to address the state’s limited infrastructure for its future development. The funds are to be used to improve development resources in the state, grow its affordable housing ecosystem, and better position Nevada to secure and deploy affordable housing dollars from a variety of existing and new sources. Capacity building efforts will include delivering critical training to practitioners on the nuances of securing and applying for affordable housing dollars, increasing the state’s affordable housing project pipeline, and ultimately ensuring more housing options for all Nevadans. In 2023 the Bank’s board of directors approved $350 thousand for the NHC in support of the NHC’s purpose.
Middle-Income Downpayment Assistance. In 2023, the Bank’s board of directors approved a $10 million Middle-Income Downpayment Assistance matching grant pilot program to help put sustainable homeownership within reach for families and individuals. This grant program is intended to help families and individuals who qualify as first-time homebuyers and earn just over 80% up to 140% of area median income (AMI), based on the location of the property to be purchased and adjusted for household size. The goal is to expand access to affordable and sustainable homeownership opportunities for first-time homebuyers. In 2023, the Bank disbursed $10 million through 31 members in support of this pilot program.
Tribal Nations Program. In 2023, the Bank’s board of directors approved $1 million in voluntary grant funding for a Tribal Nations Program to address tribal affordable housing needs identified in the Bank’s Targeted Community Lending Plan. The funding was committed to the California Coalition for Rural Housing (CCRH) in partnership with the Arizona Housing Coalition, the Northern Circle Indian Housing Authority, Pala Housing Resource Center in California, and the Nevada Housing Coalition. It is to be utilized for training and technical assistance to tribes to apply for the Bank’s Affordable Housing Program, as well as federal and state affordable housing funding. In 2023, the Bank disbursed $500 thousand to CCRH.
Funding Sources
We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and through the date of this report, we do not believe that it is probable that we will be asked to do so.
Our status as a GSE is critical to maintaining access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of July 31, 2023, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and as of January 24, 2024, Moody’s rated them Aaa/P-1. As of July 31, 2023, S&P assigned each of the FHLBanks a long-term credit rating of AA+, and as of January 24, 2024, Moody's assigned each of the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

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
Use of Interest Rate Exchange Agreements
We use interest rate swaps, also known as derivatives, in the ordinary course of business as part of our risk management and funding strategies to reduce interest rate risk and lower funding costs.
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
Additional information about our interest rate exchange agreements is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” and in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities.”
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
Our capital plan has been amended over time to accommodate changes in our business model and financial strategies. The capital plan bases the stock purchase requirement on the level of activity an institution has with the Bank, subject to a minimum membership requirement that is intended to reflect the value of having access to the Bank as a funding source. With the approval of our board of directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our board of directors and the Finance Agency.
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
As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by our board of directors. The board of directors may amend the Framework from time to time. In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate are at the discretion of our board of directors, which may or may not choose to follow the dividend philosophy as guidance in the dividend declaration. Our historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. Our Framework may be revised or eliminated in the future, and there can be no assurance as to future dividends.
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
Competition
Demand for our advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail and brokered deposits. We also compete with our members' other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, the Federal Reserve System, and other FHLBanks for members with affiliated institutions that are members of other FHLBanks.
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
Our capital stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g)(1) of the Securities Exchange Act of 1934 (1934 Act) and, as a result, we are required to comply with certain disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other SEC requirements.
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
Workforce Profile – Our workforce is primarily comprised of corporate employees, with our principal operations centralized in one location. As of December 31, 2023, we had 319 employees. The Bank supplements its employees with independent contractors as needed. As of December 31, 2023, approximately 47.0% of our workforce identify as female, 52.0% identify as male, and 1.0% declined to state a gender. Approximately 68.0% of our workforce identify as an ethnic minority, and 2.2% declined to state an ethnicity. As of December 31, 2023, the average tenure of our employees was 8.0 years. Due to the stability and longevity of the Bank, coupled with ongoing economic uncertainty, the Bank experienced reduced turnover in 2023 of 11.0% as opposed to 14.8% in 2022. We strive to both develop talent within the organization and to supplement our talent pool with external hires. We believe that developing internal talent results in institutional strength and continuity and promotes engagement and commitment among our employees, which advances and broadens the overall success of the organization. Attracting new talent contributes to fresh perspectives, new ideas, continuous improvement, and our goal of supporting a diverse and inclusive workforce. There are no collective bargaining agreements with our employees.
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
•Culture: includes employee resource groups (ERGs), various cultural diversity, equity, and inclusion initiatives, and a mentorship program;
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
Our performance management framework includes goal setting and an annual performance review process. For 2023, the Board adopted four corporate goals: the Business and Financial goal, the Risk Management goal, the Community Investment goal, and the Diversity, Equity, and Inclusion (DEI) and People goal. The Bank also establishes individual goals for executives consistent with the Bank’s strategic plan. The Bank’s 2023 strategic objectives were to: (i) enhance membership value and business utilization; (ii) continually improve organizational performance; (iii) attract, develop, and retain high performing talent; and (iv) expand community investment impact across the district. Overall annual ratings are calibrated across the leadership team, with base salary and incentive recommendations differentiated based upon employee contributions and overall performance.
We are committed to the health, safety, and wellness of our employees. We continue to monitor the COVID-19 levels within the San Francisco Bay Area, and will follow relevant guidance, safety protocols, and procedures in compliance with government regulations. This includes ensuring all employees are able to work remotely when needed and implementing additional safety measures for employees to perform critical on-site work.
Diversity, Equity, and Inclusion Program – Diversity, Equity, and Inclusion (DEI) is a strategic business priority for the Bank. Our Chief Diversity Officer is a member of the senior management team, reports to the President and Chief Executive Officer, and serves as a liaison to the board of directors. Equity is embedded in the Bank’s workforce management and business activities. We recognize that diversity increases our capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees, facilitates a sense of belonging, and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI Strategic Plan that includes quantifiable metrics to measure its success, and we report regularly on these metrics to management and the board of directors. Additionally, we offer a range of opportunities for our employees to connect and grow personally and professionally through our Enterprise Diversity Committee, Workforce DEI Plan, and ERGs. We consider learning an important component of our DEI Strategic Plan and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual performance management process.

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

ITEM 1A.    RISK FACTORS
The following discussion summarizes certain of the risks and uncertainties that the Federal Home Loan Bank of San Francisco (Bank or we) faces. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations or limit our ability to fund advances, pay dividends, or redeem or repurchase capital stock.
Market, Financial, and Economic Risks
Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect our operations, business activities, results of operations, and financial condition.
Natural disasters, widespread public health emergencies (such as pandemics), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Eastern Europe and the Middle East), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. Negative trends in the global economy and political climate could influence, among other business activities, member borrowing activity and lending and investment patterns. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.
Market uncertainty and volatility may adversely affect our business, profitability, or results of operations.
Adverse and volatile conditions in the housing, mortgage, and financial markets could result in a decrease in the availability of credit and liquidity resulting in a disruption in the mortgage industry or the future receivership or failure of impacted financial institutions, including some of our members. We continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock should economic conditions significantly deteriorate.
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
We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be significantly more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, our ability to pay dividends or redeem or repurchase capital stock, or investor demand for consolidated obligations. During 2023 the U.S. economy continued to experience rising interest rates. The impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayments, with the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase. The Federal Reserve Bank’s policies directly and indirectly influence interest rates on the Bank’s assets and liabilities and could adversely affect the demand for advances and therefore adversely impact the Bank’s financial condition and results of operations. Efforts by the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to volatility in the financial markets and uncertainties about the economic outlook.

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
FHLBank System consolidated obligations are rated AA+/A-1+ by S&P Global Ratings as of July 31, 2023, and Aaa/P-1 by Moody’s Investors Service as of January 24, 2024. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. For example, downgrades to the U.S. sovereign credit rating or outlook, which have occurred in the past, may occur again if the U.S. government continues to fail to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limits. Fitch Ratings downgraded the U.S. sovereign credit rating in August 2023, and Moody’s changed the outlook of its rating on the U.S. from stable to negative. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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
Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a reasonable return on their investment in our capital stock. Our financial strategies are designed to enable us to safely expand and contract our balance sheet as our member base and our members’ credit needs change. In addition, we manage our retained earnings to ensure compliance with regulatory capital requirements in the event of significant growth in member business or in the event of significant Bank financial distress. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position while paying dividends (including dividends on mandatorily redeemable capital stock) and repurchasing and redeeming excess stock. Limitations on the payment of dividends and the repurchase of excess stock may diminish the value of membership from the perspective of a member.
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

We have a high concentration of advances and capital with certain institutions and their affiliates, and a loss or change of business activities with any of these institutions, or a material or prolonged decline in demand for advances, could adversely affect our results of operations and financial condition.
Pursuant to our federal charter, membership in the Bank is generally limited to federally-insured depository institutions, insurance companies, and community development financial institutions in our three-state district (see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Background Information” for more information). Given this limitation to membership eligibility, a loss of members or decreased business activities with members due to withdrawal from membership, acquisition by a nonmember, or liquidation, receivership, or failure could negatively impact our financial condition and results of operations.
The Bank’s ability to fulfill its mission and achieve its business and financial objectives is influenced by its level of membership and advance balances. We currently have a high concentration of advances and capital with certain institutions and their affiliates. For instance, as a result of the receivership and subsequent acquisition of one of our members in May 2023 (see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information), as of December 31, 2023, a single nonmember accounted for 39% of advances outstanding. Because this borrower is a nonmember, when these advances either mature or are prepaid they cannot be replaced by this borrower, which will adversely affect our level of advance balances in the future.
In addition, mergers and acquisitions have been or could be announced involving certain of the Bank’s members, including some of the Bank’s larger borrowers. The reduction in advance balances and total assets associated with this activity could adversely affect our results of operations, net income, financial condition, and ability to pay dividends. Furthermore, future receiverships or failures of financial institutions may adversely impact our advance levels and our financial condition and results of operations. Although our business model is designed to enable us to expand and contract our balance sheet as our members’ credit needs change, a lack of sufficient advance balances or a prolonged material decline in advances could adversely affect our total assets, net income, financial condition, results of operations, and ability to pay dividends.
A prolonged decline and lack of mortgage-backed securities purchases could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.
The primary source of the Bank’s earnings is interest income, which includes interest income on mortgage-backed securities. At the time these securities mature, the Bank may be limited in the purchase of other mortgage-backed securities due to, among other things, regulatory guidance on MBS purchases by FHLBanks.
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
We rely heavily on our information systems, technology vendors, and third parties to conduct and manage our business. If we or one of our critical vendors experience a failure, interruption, or security breach in any information systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively. In addition, such a failure, interruption, or security breach could result in significant losses, a loss of personal and confidential information, or reputational damage. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. Furthermore, there have been recent significant advancements in the development of generative artificial intelligence (AI) and predictive data analytics, such as the creation of large language models and machine-learning techniques. The potential integration of AI by some of the Bank’s third-party vendors, and use of AI by outside parties, including potential threat actors, presents risks and challenges that could affect our business in a multitude of unforeseen ways. While the Bank does not currently utilize AI in its own information systems and technology infrastructure, the use of AI by outside parties, including some of the Bank’s vendors and suppliers, may result in reputational or competitive harm, disruption of business operations, regulatory action, and/or legal liability to the Bank. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while we are in the process of implementing these new systems or technology infrastructures. Additionally, we maintain two geographically dispersed, colocation data centers which are on electrical grids that are separate from each other and from our principal offices and off-site business continuity facilities. Both data centers are subject to periodic testing to demonstrate adequate operational capability. Although we have implemented a business continuity plan, we may not be able to prevent, swiftly and adequately address, or otherwise mitigate the negative effects of any failure, interruption, or breach. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We may fail to identify and manage risks related to a variety of aspects of our business, including operational risk, legal and compliance risk, interest-rate risk, liquidity risk, market risk, and credit risk.
We have adopted policies, procedures, and controls, and use systems and technology, and have a robust risk governance framework, designed to aid in monitoring and managing these risks. However, we cannot provide complete assurance that these controls, procedures, policies, systems, technology, and risk governance framework, are adequate to identify and manage all the risks inherent in the Bank’s business, including, for example, risks that arise as a result of changes in the business. Failed or inadequate controls, risk management practices, systems, and technology, and failure to adhere to applicable policies and procedures, and the overall risk governance framework, could have an adverse effect on our financial condition and results of operations.

The inability to attract and retain skilled key personnel could adversely affect the business, workforce, and operations of the Bank.
We rely on key personnel and a competent, diverse and inclusive workforce to manage our business and conduct our operations. Competition for key skilled personnel has been intense within the financial services industry and businesses outside the financial services industry, including the technology sector. Failure to attract and retain key skilled personnel, maintain a diverse and inclusive workforce, or to develop and implement an effective succession plan, could adversely affect the business and operations of the Bank.
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
Restrictions on the redemption, repurchase, or transfer of our capital stock could reduce our ability to redeem or repurchase a member’s capital stock.
Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period, subject to certain conditions. Capital stock may become subject to redemption following a five-year redemption period after a shareholder provides a written redemption notice to the Bank; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity. Only capital stock that is not required to meet the membership capital stock requirement of a shareholder or to support its outstanding activity with the Bank (excess stock) may be redeemed at the end of the redemption period. In addition, we may elect to repurchase some or all of the excess stock of a shareholder at any time at our sole discretion.

There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess stock. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements or cause the shareholder to fail to maintain its minimum investment requirement, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a shareholder would be allowed to transfer any excess stock to another member or nonmember shareholder at any time.
Regulatory Risks
Changes in federal fiscal and monetary policy could adversely affect our business or results of operations.
Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, and could adversely affect demand for advances and for consolidated obligations as well as our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
Following a comprehensive review that began in the fall of 2022, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the Finance Agency through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study.

We are not able to predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. Potential changes resulting from the Finance Agency’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase our operational costs and expenses, result in heightened scrutiny of the FHLBanks and their mission and activities, and impact our business, which may affect our financial condition, or results of operations, or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of our advances by members or our ability to lend to members may have a significant negative impact on our financial condition or results of operations.
For more details on this Finance Agency report, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments– Finance Agency’s Review and Analysis of the Federal Home Loan Bank System.”
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
Changes in the status of Fannie Mae and Freddie Mac during their conservatorships may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on all GSE debt pricing, as investors may perceive that their debt instruments bear increased risk.
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
The region where we operate is subject to natural disasters, including risks from floods, wildfires, drought, and other natural disasters. Climate change is increasing the frequency, intensity, and duration of these events, which could destroy or damage Bank facilities or member properties, including collateral that members have pledged to secure advances or mortgages, disrupt the business of the Bank or our members, increase the probability of power or other outages, negatively affect the livelihood of our members, or otherwise cause significant economic dislocation in disaster-affected regions. Any of these situations may adversely affect the financial condition and results of operations of the Bank.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Bank is subject to cybersecurity risks, which includes intentional and unintentional acts that may affect the availability, confidentiality, and integrity of our information systems, including any information residing therein, or services. The Bank has, in alignment with industry standards and Finance Agency regulatory guidance, implemented processes, as set forth in its cybersecurity risk management framework, for identifying, assessing, and managing material risks from cybersecurity incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition. Please refer to “Item 1.A Risk Factors - Operational Risks” for a description of potential cybersecurity threat risks.
The Bank’s cybersecurity risk management framework is designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data. The Bank utilizes the cybersecurity risk management concept of defense-in-depth and deploys multiple layers of controls across operations to manage the multi-faceted nature of cybersecurity risk. Cybersecurity risk management is part of the Bank’s Enterprise Risk Management program which includes pre-established risk appetite statements that outline the various risk indicators and their respective risk tolerance levels for the monitoring, assessing, mitigation, and reporting associated with those risks. The Bank’s Information Security program is designed to evaluate our cybersecurity infrastructure and performance on an on-going basis through regular control assessments, vulnerability scans and remediation, penetration tests, and threat intelligence feeds that enable the program to effectively identify, prioritize, and mitigate cybersecurity risks. The Bank attempts to mitigate cybersecurity risk using an array of activities, including the Bank’s Information Security Policy, information security training, periodic cybersecurity incident tabletop exercises, adequate cybersecurity insurance coverage levels, the Bank’s Cybersecurity Incident Response Plan, and the Bank’s business continuity management program focusing on the continuance of the Bank’s operations in the event of a threat or incident.
The Bank’s Enterprise Risk Committee annually reviews and approves the Bank’s Information Security Policy. The Bank’s Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with Finance Agency regulation, the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws. The Bank develops mitigation plans, monitors tactical implementation of the policy, and engages in detailed risk assessments comprising the Bank’s Information Security Program overseen by the Bank’s Enterprise Risk and Technology & Operations Committees. The Bank’s Enterprise Risk and Technology & Operations Committees report to the Board.
The Bank’s Cybersecurity Incident Response Plan determines how cybersecurity incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to senior management and the Board. The Bank’s Cybersecurity Incident Response Plan also stipulates management assess the materiality of the incident for the purposes of public disclosure.
The business continuity management program is designed to oversee and implement resilience, continuity, and response capabilities to safeguard employees, customers, and products and services and minimize the financial loss to the Bank, ensure employee safety, and continue uninterrupted service to shareholders during a disruption event, which may include a cybersecurity related event. The business continuity management program provides for the restoration of facilities, communications, information technology systems, temporary relocation of personnel, and other components necessary for the continuity of critical Bank processes. The business continuity management program is overseen by the Board.
The Bank retains external consultants to assist in the development and monitoring of those processes for identifying, assessing, and managing cybersecurity incidents and threat risks. The Bank’s Cybersecurity Incident Response Plan also facilitates management of third-party cybersecurity incidents. As part of the Bank’s vendor management process, the Bank undertakes due diligence of third-party systems that the Bank will interact with, including risk profiling and classification, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification. The Bank reviews performance, technologies utilized by vendors, and promotes escalation of any unsatisfactory reviews as part of Bank’s continuous assessment of its vendors.
During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s business strategy, results of operations, or financial condition. The Bank updated its information security strategy during the period covered by this report in response to the increasing volume of cybersecurity threats, both to the Bank and to third parties such as suppliers and vendors. The Bank has experienced cybersecurity incidents and threats in the past, though none have had a material effect on the Bank’s financial condition or results of operations.
Cybersecurity Governance
The Board, through its Enterprise Risk and Technology & Operations Committees, oversees the Bank’s Information Security and Enterprise Risk Management programs, which include the Information Security Policy. The Board receives reports from the Enterprise Risk and Technology & Operations Committees, which are management committees composed of members of the Bank’s senior management responsible for management of risk and implementation of the cybersecurity risk management framework within the Risk Management Program as approved by the Board. The Board oversees management’s approach to staffing, policies, processes, and practices to measure and address cybersecurity and information security risk.

The Enterprise Risk Committee is responsible for reviewing and recommending the approval of the Information Security Policy by the Board. The Enterprise Risk Committee provides independent and integrated oversight of the Bank’s Information Security program and security exceptions and violations. The Bank’s Technology & Operations Committee is responsible for reviewing the Bank’s security awareness and physical security procedures and implementation reports, provides guidance and monitors progress on major information security projects, and regulatory changes.
The Bank’s dedicated Information Security Department, led by our Chief Information Security Officer, is comprised of specialized professionals responsible for the processes and procedures to design and implement protective, proactive and reactive measures to protect the Bank against cybersecurity risks, and for developing, documenting, and approving the Bank’s technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control. The Chief Information Security Officer’s expertise in cybersecurity includes holding a Bachelor of Science degree in Computer Engineering, a Master of Business Administration degree in Technology Management, and Information Systems Security Professional certification, along with decades of experience in information technology and cybersecurity.
The Bank’s Enterprise Risk and Technology & Operations Committees receive regular, prompt, and periodic information from the Information Security Department, which in turn provides periodic, regular, and prompt reporting to the Enterprise Risk and Technology & Operations Committees of the Board on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted the Bank, as well as risk assessment, management, and monitoring updates, as applicable and as needed.
Bank policies and processes are designed such that the Board would receive prompt and timely information from the Information Security Department or the Enterprise Risk Committee on any cybersecurity or information security incident or threat that may pose significant risk to the Bank and would continue to receive regular reports on any incident until its conclusion. At least quarterly, or more often, as necessary, the Board discusses cybersecurity and information security risks with the Bank’s Chief Information Security Officer.
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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the directors are elected by members (or selected by the board of directors to fill mid-term vacancies). There is no established marketplace for the Bank’s capital stock. The Bank’s capital stock is not publicly traded. The Bank issues only one class of capital stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the shareholder to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member.
At the Bank’s discretion and at any time, the Bank may repurchase shares held by a shareholder in excess of its required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess stock. In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends. For information on the Bank’s policies and practices with respect to dividend payments, see “Part I. Financial Information, Item 1. Business – Capital – Dividends and Retained Earnings,” which is herein incorporated by reference.
The information regarding the Bank’s capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.” At February 29, 2024, the Bank had 23,489,362 shares of Class B stock held by 336 members and 6,644,932 shares of Class B stock held by 6 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock in the Bank’s Statements of Financial Condition.
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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including inflation and rising interest rates, changes in the credit ratings of the United States, including any effects of downgrades in the sovereign credit rating of the United States, and conditions in the mortgage, housing, and capital markets;
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
•political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Finance Agency’s review and analysis of the FHLBank System, including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
•changes in the Bank’s capital structure and composition;
•changes in the Bank’s capital stock requirements;
•the ability of the Bank to pay dividends or redeem or repurchase capital stock;
•membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
•the withdrawal, merger, dissolution, or receivership of one or more large members;
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
Overview
Net income for 2023 was $539 million, compared with net income of $323 million for 2022. The $216 million increase in net income was primarily attributable to an increase in net interest income of $232 million, an improvement in other income/(loss) of $38 million, partially offset by an increase of $38 million in other expense.
The $232 million increase in net interest income was primarily attributable to higher average balances and yields on interest-bearing assets compared to 2022, partially offset by higher average balances and costs of interest-bearing liabilities. The increase in net interest income was also attributable to an increase of $115 million in income resulting from higher net advance prepayment fees, which were elevated in 2023, primarily as a result of heightened advance prepayment activity during the year, which are not expected to occur at similar levels in the future.

The $38 million improvement in other income/(loss) was primarily driven by an increase in fair value on the Bank's fair value option instruments and economic derivatives. Included in other income/(loss) for 2023 was $33 million in net realized losses from economic derivatives hedging prepaid advances. Additionally, the Bank received $28 million in settlement proceeds in 2022 from the final resolution of litigation of one of the Bank's private-label mortgage-backed securities (PLRMBS); there was no similar activity in 2023.
The $38 million increase in other expense was primarily driven by increases of $11 million in compensation and benefits and $12 million in charitable “mission-oriented” contributions primarily to fund downpayment assistance grants to middle-income homebuyers (delivered by participating member financial institutions).
At December 31, 2023, total assets were $92.8 billion, a decrease of $28.3 billion from $121.1 billion at December 31, 2022. Advances decreased by $28.1 billion to $61.3 billion at December 31, 2023, from $89.4 billion at December 31, 2022. Investments at December 31, 2023, remained unchanged at $30.3 billion compared to December 31, 2022, attributable to an increase of $4.5 billion in mortgage-backed securities that was largely offset by a decrease of $3.4 billion in securities purchased under agreements to resell and $0.9 billion in federal funds sold.
As of December 31, 2023, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 8.0% at December 31, 2023. The increase in the regulatory capital ratio from 6.4% at December 31, 2022, mainly resulted from the decrease in total assets during 2023. The Bank also exceeded its risk-based capital requirement of $1.2 billion with $7.4 billion in permanent capital. Total retained earnings increased to $4.3 billion at December 31, 2023, from $4.0 billion at December 31, 2022.
On February 21, 2024, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2023 at an annualized rate of 8.75%, an increase from the 8.25% rate paid for the prior quarter. In 2023, the Board approved an updated framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. Under this approach, the Bank will endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment (e.g., SOFR) and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The fourth quarter of 2023 dividend is $69 million, and the Bank expects to pay the dividend on March 14, 2024.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.

Events affecting the financial services industry during 2023 resulted in significant changes in the liquidity of some of the largest regional financial institutions, some of which experienced significant deposit outflows and financial difficulties, resulting in the liquidation or receivership of three of the Bank’s larger borrowers: Silvergate Bank, Silicon Valley Bank, and First Republic Bank. Because of these events, the Bank may experience a reduction in total assets, capital, and net income since these borrowers, and the advances made to these borrowers, are not likely to be replaced. As of December 31, 2023, advances outstanding from non-members totaled $26.0 billion. The loss of Bank members, especially its larger borrowers, may also have the effect of reducing the Bank’s opportunity to grow advances and may impact the Bank’s long-term strategic plan and corporate goals. The timing and magnitude of the impact of a decrease in the amount of advances on the Bank would depend on a number of factors, including, but not limited to: the amount and the period over which the advances are prepaid or repaid; the amount and timing of any corresponding decreases in the activity-based capital stock requirement; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them, with associated costs, to other FHLBanks. A decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders. See “Item 8. Financial Statements and Supplementary Data - Note 5 – Advances” for more information on the Bank’s members.
During 2023, the U.S. economy continued to experience inflation and rising interest rates. Prolonged inflation may adversely affect overall economic conditions, and, in turn, result in adverse consequences for the Bank or Bank members’ businesses and impact the Bank’s financial condition, results of operation, or ability to pay dividends. Additionally, the level and volatility of interest rates affect, among other things, demand for advances. For other risks and uncertainties that the Bank faces, see “Item 1A. Risk Factors.”
Results of Operations
Selected Financial Data and Financial Ratios

	2023	2022	2021
Selected Other Data for the Year Ended December 31
Net Interest Margin(1)	0.71%	0.66%	0.91%
Return on Average Assets	0.47	0.37	0.49
Return on Average Equity	7.60	4.67	4.46
Annualized Dividend Rate	7.49	6.30	5.74
Dividend Payout Ratio(2)	45.05	50.17	46.95
Average Equity to Average Assets Ratio	6.23	8.02	11.00
Selected Other Data at Yearend
Regulatory Capital Ratio(3)	8.02	6.41	10.89
Duration Gap (in months)	1.0	0.9	0.4
(1)    Net interest margin is calculated as net interest income divided by average interest-earning assets for the year.
(2)    This ratio is calculated as dividends paid per share divided by net income per share.
(3)    This ratio is calculated as regulatory capital divided by total assets on December 31 of each year. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes AOCI.

Comparison of 2023 and 2022
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest income on advances, mortgage loans, and investments, less interest expense on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for 2023 and 2022, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,328	$222	5.12%	$2,319	$55	2.37%
Securities purchased under agreements to resell	5,618	280	4.99	5,857	117	2.00
Federal funds sold	9,923	499	5.03	11,384	214	1.88
Trading securities:
MBS	1	—	3.05	1	—	2.04
Other investments	—	—	—	12	—	2.04
AFS securities:(1)
MBS(2)(3)(4)	10,462	702	6.71	8,686	343	3.95
Other investments(3)	4,050	219	5.41	2,539	65	2.56
HTM securities:
MBS	1,994	100	5.01	2,647	56	2.09
Mortgage loans held for portfolio(5)	786	26	3.33	875	46	5.21
Advances(3)(6)	76,128	3,999	5.25	51,527	1,226	2.38
Loans to other FHLBanks	9	—	4.90	9	—	1.48
Total interest-earning assets	113,299	6,047	5.34	85,856	2,122	2.47
Other assets(7)	634	—		436	—
Total Assets	$113,933	$6,047		$86,292	$2,122
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	$78,340	$3,901	4.98%	$34,086	$715	2.10%
Discount notes	25,479	1,249	4.90	43,531	821	1.89
Deposits and other borrowings	1,239	64	5.16	1,114	18	1.61
Mandatorily redeemable capital stock	578	32	5.47	5	—	6.57
Borrowings from other FHLBanks	39	2	4.80	56	1	2.01
Total interest-bearing liabilities	105,675	5,248	4.97	78,792	1,555	1.97
Other liabilities(7)	1,164	—		577	—
Total Liabilities	106,839	5,248		79,369	1,555
Total Capital	7,094	—		6,923	—
Total Liabilities and Capital	$113,933	$5,248		$86,292	$1,555
Net Interest Income		$799			$567
Net Interest Spread(8)			0.37%			0.50%
Net Interest Margin(9)			0.71%			0.66%
Interest-earning Assets/Interest-bearing Liabilities	107.21%			108.97%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income on AFS securities includes total net accretion associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, totaling $34 million and $55 million for 2023 and 2022, respectively.

(3)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(25)	$(102)	$—	$(127)
Net gain/(loss) on derivatives and hedged items	(215)	1	(5)	(219)
Net interest settlements on derivatives	632	456	(571)	517
Price alignment amount(10)	(45)	(34)	—	(79)
Total effect on net interest income	$347	$321	$(576)	$92

	2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(27)	$(105)	$—	$(132)
Net gain/(loss) on derivatives and hedged items	(9)	4	5	—
Net interest settlements on derivatives	57	65	(100)	22
Price alignment amount(10)	(11)	(9)	1	(19)
Total effect on net interest income	$10	$(45)	$(94)	$(129)
(4)Interest income includes net prepayment fees received on AFS MBS of $6 million and $24 million in 2023 and 2022, respectively.
(5)Nonperforming mortgage loans are included in average balances used to determine average rate. Interest income from retrospective adjustment of the effective yields was $4 million and $22 million in 2023 and 2022, respectively. Interest income includes amortization of upfront loan costs and delivery commitments of $(5) million and $(8) million in 2023 and 2022, respectively.
(6)Interest income includes net prepayment fees on advances of $106 million and $(9) million in 2023 and 2022, respectively.
(7)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(8)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(9)Net interest margin is calculated as net interest income for the year divided by average interest-earning assets.
(10)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Net interest income in 2023 was $799 million, a 41% increase from $567 million in 2022. The following table details the changes in interest income and interest expense for 2023 compared to 2022. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2023 Compared to 2022

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$167	$71	$96
Securities purchased under agreements to resell	163	(5)	168
Federal funds sold	285	(31)	316
AFS securities:
MBS(2)	359	81	278
Other investments(2)	154	54	100
HTM securities: MBS	44	(17)	61
Mortgage loans held for portfolio	(20)	(4)	(16)
Advances(2)	2,773	786	1,987
Total interest income	3,925	935	2,990
Interest expense:
Consolidated obligations:
Bonds(2)	3,186	1,548	1,638
Discount notes	428	(453)	881
Deposits and other borrowings	46	2	44
Borrowings from other FHLBanks	1	—	1
Mandatorily redeemable capital stock	32	32	—
Total interest expense	3,693	1,129	2,564
Net interest income	$232	$(194)	$426
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 71 basis points for 2023, 5 basis point higher than the net interest margin for 2022, which was 66 basis points. The increase in net interest margin is primarily the result of an increase in the average rate earned on interest-earning assets to 5.34% for 2023 compared to 2.47% for 2022. Although higher interest rates were the primary cause for the interest income increase, the higher average balances of advances and investments were also a contributing factor. These effects were partially offset by an increase in costs of interest-bearing liabilities from higher funding levels. The net interest spread was 37 basis points for 2023, 13 basis points lower than the net interest spread for 2022, which was 50 basis points. The decrease in net interest spread was primarily a result of higher average balances and costs of interest-bearing liabilities, which were partially offset by higher average balances and yields on interest-bearing assets.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its expected cash flows on a regular basis. If there is no allowance for credit losses on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows. As a result of improvements in the expected cash flows of these securities, the net accretion of income is likely to continue to be a positive source of net interest income in future periods.
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. In addition, events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members, especially its larger borrowers, may also have the effect of reducing member demand for wholesale funding. As a result, Bank asset levels and operating results may vary significantly from period to period. See “Item 8. Financial Statements and Supplementary Data - Note 5 – Advances” for more information on the Bank’s largest members and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for

information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for 2023 and 2022.

(In millions)	2023	2022
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(1)	$(65)
Net gain/(loss) on derivatives	(25)	(9)
Private-label residential mortgage-backed securities trust settlement	—	28
Standby letters of credit fees	20	17
Other, net	13	(2)
Total Other Income/(Loss)	$7	$(31)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under fair value option for 2023 and 2022.

(In millions)	2023	2022
Advances	$28	$(119)
Consolidated obligation bonds	(29)	54
Total	$(1)	$(65)
Under the fair value option, the Bank has elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.
The net gain/(loss) on advances and consolidated obligation bonds held under the fair value option is primarily driven by the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances and consolidated obligation bonds during the period.
Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value.”
Net Gain/(Loss) on Derivatives – Accounting guidance requires the Bank to carry all of its derivative instruments on the Statements of Condition at fair value. Certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges. These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for 2023 and 2022.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2023 Compared to 2022

(In millions)	2023			2022
Hedged Item	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)
Advances:
Elected for fair value option	$(33)	$48	$15	$104	$(14)	$90
Not elected for fair value option	(49)	36	(13)	30	23	53
Consolidated obligation bonds:
Elected for fair value option	27	(34)	(7)	(50)	(14)	(64)
Not elected for fair value option	28	(37)	(9)	(57)	(9)	(66)
Consolidated obligation discount notes:
Not elected for fair value option	1	(8)	(7)	3	(28)	(25)
MBS:
Not elected for fair value option	—	—	—	4	—	4
Price alignment amount(1)	(4)	—	(4)	(1)	—	(1)
Total	$(30)	$5	$(25)	$33	$(42)	$(9)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During 2023, net losses on derivatives totaled $25 million compared to net losses of $9 million in 2022. These amounts included interest income of $5 million and interest expense of $42 million resulting from net settlements on derivative instruments used in economic hedges in 2023 and 2022, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The Bank cannot predict the ongoing impact of these valuation adjustments and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities.”
PLRMBS Trust Settlement – One of the Bank’s PLRMBS investments is held within a trust that has been the subject of litigation by the trustee since 2012. Upon final resolution of the litigation, to which the Bank was not a party, the trustee was required to transmit settlement proceeds to the trust. In the first quarter of 2022, as a result of the distribution of the settlement proceeds to the beneficial owners of the securities in the trust, including the Bank, the Bank recorded settlement proceeds of $28 million as income during 2022. There was no similar activity during 2023.
Other Expense. During 2023, other expenses increased to $200 million, compared to $162 million in 2022. The increase was primarily attributable to an increase in compensation and benefits throughout the Bank’s workforce as a result of a comprehensive compensation study in order to retain talent and an increase in discretionary mission contributions, delivered by participating member financial institutions.

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
To fund the AHP, the FHLBanks must set aside at least, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals at least $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $752 million and $355 million for their AHPs in 2023 and 2022, respectively, and there was no AHP shortfall in either of those years.
The Bank’s total AHP assessments equaled $63 million in 2023 and $36 million in 2022.
Return on Average Equity. Return on average equity was 7.60% for 2023, compared to 4.67% for 2022. The increase reflected higher net income for 2023, which increased 67% to $539 million in 2023 from $323 million in 2022, which was partially offset by a relatively smaller increase in average equity to $7.1 billion in 2023 from $6.9 billion in 2022.
Dividends and Retained Earnings. In 2023, the Bank paid dividends at an annualized rate of 7.49%, totaling $275 million, including $243 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock. In 2022, the Bank paid dividends at an annualized rate of 6.30%, totaling $161 million, including $161 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
For more information, see “Item 1. Business – Capital – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
For a comparison of 2022 and 2021 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2022 Form 10-K.

Financial Condition
Total assets were $92.8 billion at December 31, 2023, compared to $121.1 billion at December 31, 2022. Advances decreased by $28.1 billion, or 31%, to $61.3 billion at December 31, 2023, from $89.4 billion at December 31, 2022. Average advances were $76.1 billion for 2023, a 48% increase from $51.5 billion for 2022. Average MBS investments were $12.5 billion for 2023, an 11% increase from $11.3 billion for 2022.
Advances outstanding at December 31, 2023, included net unrealized losses of $375 million, of which $371 million represented unrealized losses on hedged advances and $4 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2022, included net unrealized losses of $717 million, of which $670 million represented unrealized losses on hedged advances and hedging activities and $47 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The decrease in the net unrealized losses on advances from December 31, 2022, to December 31, 2023, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to advance terms and volumes during the period.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments are funded with longer tenor debt to create liquidity.
Total liabilities were $86.2 billion at December 31, 2023, a decrease of $27.1 billion from $113.3 billion at December 31, 2022, primarily reflecting a $28.2 billion decrease in consolidated obligations outstanding to $83.5 billion at December 31, 2023, from $111.7 billion at December 31, 2022. Average consolidated obligations were $103.8 billion for 2023 and $77.6 billion for 2022.
The average balances of interest-bearing demand and overnight deposits were $870 million, $817 million, and $925 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 5.01%, 1.38%, and 0.01% in 2023, 2022, and 2021, respectively. The average balances of term deposits were $8 million, $32 million, and $25 million, and the weighted average interest rates paid on term deposits were 4.55%, 2.86%, and 0.01% in 2023, 2022, and 2021, respectively. All Bank deposits are uninsured.
Consolidated obligations outstanding at December 31, 2023, included net unrealized gains of $645 million on hedged consolidated obligation bonds and unrealized gains of $29 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2022, included net unrealized gains of $1.1 billion on hedged consolidated obligation bonds and unrealized gains of $52 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2022, to December 31, 2023, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at both December 31, 2023 and 2022.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.”
Accumulated other comprehensive loss was $72 million at December 31, 2023, an increase of $43 million compared to $29 million at December 31, 2022, mainly attributable to a decrease in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during 2023, mostly impacting the Bank’s agency MBS portfolio.

Credit Ratings. On July 31, 2023, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+.
On January 24, 2024, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System.
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
LIBOR Transition. The cessation of representative USD LIBOR occurred on June 30, 2023, and the Bank fully completed its LIBOR transition plan during 2023.
Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type at December 31, 2023 and 2022.

	2023		2022
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$2,055	2%	2,690	3%
Adjustable – SOFR, callable at borrower’s option	3,000	5	9,500	11
Subtotal adjustable rate advances	5,055	7	12,190	14
Fixed	10,240	17	45,471	50
Fixed – amortizing	47	—	60	—
Fixed – with PPS(1)	209	1	965	1
Fixed – with FPS(1)	38,144	62	18,035	20
Fixed – callable at borrower’s option with FPS(1)	340	1	340	—
Fixed – putable at Bank’s option with FPS(1)	1,353	2	800	1
Subtotal fixed rate advances	50,333	83	65,671	72
Daily variable rate	6,322	10	12,256	14
Total par value	$61,710	100%	$90,117	100%
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

The types of advances by contractual maturity at December 31, 2023, and 2022, are presented in the following table.

	2023		2022
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Fixed:
Within 1 year	$23,850	39%	$47,607	54%
After 1 year through 3 years	18,663	30	10,428	12
After 3 years through 5 years	5,453	9	5,598	6
After 5 years through 15 years	617	1	827	1
Thereafter	10	—	10	—
Subtotal fixed rate advances	48,593	79	64,470	73
Fixed – callable at borrower’s option:
After 5 years through 15 years	340	1	340	—
Subtotal fixed – callable at borrower’s option advances	340	1	340	—
Fixed – putable:
After 1 year through 3 years	289	—	200	—
After 3 years through 5 years	750	1	600	1
After 5 years through 15 years	314	1	—	—
Subtotal fixed rate – putable advances	1,353	2	800	1
Fixed – amortizing:
Within 1 year	15	—	14	—
After 1 year through 3 years	18	—	27	—
After 3 years through 5 years	5	—	8	—
After 5 years through 15 years	9	—	12	—
Subtotal fixed – amortizing advances	47	—	61	—
Adjustable and variable:
Within 1 year	8,375	13	13,929	15
After 1 year through 3 years	—	—	1,015	1
Subtotal adjustable and variable rate advances	8,375	13	14,944	16
Adjustable – callable at borrower’s option:
Within 1 year	3,000	5	9,500	10
Subtotal adjustable – callable at borrower’s option advances	3,000	5	9,500	10
Overdrawn and overnight deposit accounts	2	—	2	—
Total par value	$61,710	100%	$90,117	100%
For a discussion of advances credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.”
Mortgage-Related Products. The mortgage-related products consist of MBS investments and mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)
MBS Investments – The Bank’s MBS portfolio was $15.3 billion at December 31, 2023, compared with $10.9 billion at December 31, 2022. During 2023, the Bank’s MBS portfolio increased primarily as a result of $4.7 billion in purchases and an increase of $190 million in basis adjustments on hedged items designated as fair value relationships, partially offset by $596 million in principal repayments. Average MBS investments were $12.5 billion in 2023, an increase of $1.2 billion from $11.3 billion in 2022. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Interest rate payment terms for MBS classified as trading, AFS, and held-to-maturity (HTM) at December 31, 2023 and 2022, are shown in the following table:

(In millions)	2023	2022
Fair value of trading securities:
Adjustable rate	$—	$1
Total trading securities	$—	$1
Amortized cost of AFS securities:
Fixed rate	$12,797	$7,881
Adjustable rate	778	864
Total AFS securities	$13,575	$8,745
Amortized cost of HTM securities:
Fixed rate	$202	$265
Adjustable rate	1,645	1,916
Total HTM securities	$1,847	$2,181
Mortgage Loans - Mortgage loan balances were $754 million at December 31, 2023, a decrease of $61 million from $815 million at December 31, 2022. Average mortgage loans were $786 million in 2023, a decrease of $89 million from $875 million in 2022.
Mortgage loan balances by contractual maturity at December 31, 2023, were as follows:

(In millions)	2023
Within 1 year	$26
After 1 year through 5 years	114
After 5 years through 15 years	283
Thereafter	293
Total unpaid principal balance	$716
The following table presents the balances of mortgage loans wholly owned by the Bank and mortgage loans with allocated participation interests that were outstanding as of December 31, 2023 and 2022. Only the FHLBank of Chicago owned participation interests in any of the Bank’s MPF loans.

(in millions)	2023	2022
Outstanding balances wholly owned by the Bank	$693	$747
Outstanding balances with participation interests by FHLBank:
San Francisco	23	28
Chicago	17	20
Total	$733	$795
Under the Bank’s agreement with the FHLBank of Chicago, the credit risk is shared pro rata between the two FHLBanks.
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection on the loans in the portfolio. For more information on the Bank’s mortgage loan portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies,” “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk.”

For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”
Liquidity and Capital Resources
The Bank’s financial strategies are designed to enable the Bank to expand and contract its balance sheet as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance, which is described in “Item 1. Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources is governed by its capital plan.
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
The Bank is also able to contract its balance sheet as borrowers’ credit needs decrease. As changing borrower credit needs result in reduced advances, borrowers will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess stock, including mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements and the Bank’s Risk Management Policy, Capital Plan, and the Framework. Surplus stock is defined as any stock holdings in excess of 115% of a member’s or former member’s minimum stock requirement. The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.
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
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ credit needs, and to pay operating expenditures as they come due. At December 31, 2023, the Bank’s contractual obligations on operating leases were $47 million due through 2028 and $24 million due thereafter.
The Bank maintains contingency liquidity plans to meet its obligations and member credit needs in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.” Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” and “Note 15 – Commitments and Contingencies.”

In addition, “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s retirement plans and related expenses and commitments.
The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s market risk management. “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances and letters of credit activity with the Bank. Unless a member already has sufficient excess stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.1% of notional balances for outstanding letters of credit. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Item 1. Business – Capital – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.
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
On July 29, 2022, the Bank’s board of directors approved proposed amendments to the Bank’s capital plan. These amendments are subject to review and approval by the Finance Agency. In connection with the Finance Agency’s review, the proposed amendments are subject to change and there can be no assurance that any amendments will be adopted. If approved by the Finance Agency, a revised capital plan will become effective at a future date to be determined by the Bank.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2023 and 2022, the Bank complied with this capital guidance.
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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2023 and 2022. The Bank’s risk-based capital requirement increased to $1.2 billion at December 31, 2023, from $898 million at December 31, 2022.

Regulatory Capital Requirements

	2023		2022
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,210	$7,446	$898	$7,757
Total regulatory capital	$3,713	$7,446	$4,842	$7,757
Total regulatory capital ratio	4.00%	8.02%	4.00%	6.41%
Leverage capital	$4,641	$11,169	$6,053	$11,636
Leverage ratio	5.00%	12.03%	5.00%	9.61%
The Bank’s capital requirements are discussed further in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”

Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance, and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile in relation to its risk appetite and risk management capabilities of the Bank.
The Bank’s Risk Appetite Framework links risk-taking and risk-mitigating activities to the achievement of the Bank’s strategic objectives and helps bring forth key metrics within the Bank to enable better risk insights and decision making. The framework includes the Bank’s risk appetite statements and related qualitative statements and quantitative risk metrics and tolerances, as established by the board of directors and performed by management to monitor and manage risk accordingly. The Risk Committee and the Board review and approve the Risk Appetite Framework on at least an annual basis.
The Risk Management Policy establishes risk limits, guidelines, and standards for the Bank’s management of financial risk (credit risk, market risk, liquidity risk, and mortgage asset risk), operational risk (people, process, and systems risk), strategic risk, and legal, regulatory, and compliance risk in accordance with Finance Agency regulations and in consideration of industry leading practices, the risk tolerances established by the board of directors, and other applicable guidelines in connection with the Bank’s overall risk management practices.
Strategic Risk
Strategic risk is defined as the possibility of an adverse impact on the Bank’s ability to fulfill its mission and to meet ongoing business and profitability objectives that results from external factors that may occur in both the short- and long-term. Such factors may include, but are not limited to, continued financial services industry consolidation; changes in the membership base and demand for Bank products; the concentration of borrowing among a limited number of borrowers; the introduction of new competing products and services; increased inter-FHLBank and non-FHLBank competition; or significant adverse changes to the effectiveness and competitiveness of the Bank’s products, services, or business model associated with regulatory and legislative changes.
The identification of strategic risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and plans to address these risks.

Operational Risk
Operational risk is defined as the risk of loss to the Bank resulting from inadequate or failed internal processes, resources, and systems, and from external events. The Bank’s operational risk is controlled through internal programs and controls designed to minimize the risk of operational losses.
Legal, Regulatory, and Compliance Risk
Legal risk is the potential for losses arising from legal disputes impacting the Bank. Regulatory and compliance risk is defined as noncompliance with laws, rules, regulations, agreements, prescribed practices, and ethical standards. The board of director's risk management objective is to manage and mitigate the impact of noncompliance with all regulations and laws applicable to the Bank. Additionally, the Bank will put in place the necessary processes, controls, and frameworks to comply with legal and regulatory requirements. This includes, but is not limited to, directing resources to compliance programs to train personnel and increase awareness of those regulatory areas that pose the highest level of risk to the Bank.
Financial Risk
Financial risk is defined as the variance of the Bank’s financial position or ability to operate due to investment decisions and financial risk management practices specifically related to capital, credit, market (including hedging and funding), mortgage asset, and liquidity risks. Subsequent sections of this document outline the definitions and management of various risk components of the Bank’s financial risk tolerances, as determined by the board of directors.
Concentration Risk
Concentration risk for the Bank is defined as the risk of economic loss arising from a disproportionately large volume of financial transactions with a limited number of individual members or counterparties.
Advances. If the Bank’s borrowers were to prepay their advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. The Bank’s financial strategies are designed to enable it to expand and contract its balance sheet in view of changes in membership composition and member credit needs. Under the Bank’s capital plan, the Bank may not be required to repurchase all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements.
The Bank held a security interest in collateral from each of its top 10 advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on the advances of its top 10 advances borrowers and their affiliates.
See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information on the concentration in advances.
MPF Program. As of December 31, 2023, Fremont Bank represented $243 million of the outstanding mortgage loan balance, or 34% of the Bank’s total outstanding mortgage loan balance. As of December 31, 2022, Fremont Bank represented $261 million of the outstanding mortgage loan balance, or 34% of the Bank’s total outstanding mortgage loan balance. No other institution represented 20% of more of the Bank's total outstanding mortgage loans at December 31, 2023 and 2022.

Participating financial institutions that sold mortgage loans to the Bank through the MPF Program make representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the participating financial institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. In addition, most participating financial institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating financial institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) monitors the servicing performed by all participating financial institutions and successors. The Bank obtains a Type II Statement on Standards for Attestation Engagements No. 18 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating financial institutions’ servicing.
Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock as of December 31, 2023 or 2022:

	2023		2022
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association/First Republic Bank(1)	$643	20%	$379	10%
Silicon Valley Bank(2)	—	—	418	11
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
Derivative Counterparties. The Bank currently utilizes an approved clearing house, LCH Ltd, and the Bank currently has two approved clearing agents. The Bank monitors the clearing agents through its unsecured credit system. The clearing agents are approved by the Bank’s Credit Committee. The clearing agents also have approved counterparty trading limits with the Bank, subjecting them to annual credit reviews and on-going credit quality surveillance by the Bank’s Credit Department. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2023.

Liquidity Risk
Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-effective manner. The Bank is required to maintain minimum levels of liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank’s own Risk Management Policy.
The Bank generally manages operational, contingent, and refinancing risks using a portfolio of cash and short-term investments, U.S. Treasury securities, and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingency funding plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets.

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
As of December 31, 2023 and 2022, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2023 and 2022, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the years ended December 31, 2023 and 2022.
Credit Risk
Credit risk is defined as the risk that the borrower or counterparty will fail to meet its financial obligations in accordance with agreed upon terms as a result of deterioration in the creditworthiness of the obligor. The Bank manages credit risk by setting credit and collateral terms based on a borrower’s creditworthiness.
Advances. The Bank manages the credit risk of advances and other credit products by setting the credit and collateral terms available to individual institutions based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan quality and documentation standards of institutions that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to institutions that experience difficulty in meeting their capital requirements or other standards of creditworthiness. The Bank reviews and updates its credit and collateral policies and procedures to reflect appropriate risk tolerance thresholds and risk limits on at least an annual basis. These credit and collateral policies balance the Bank’s dual goals of meeting the needs of members and housing associates as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms available to an institution in view of deterioration in the institution’s creditworthiness. The Bank has never experienced a credit loss on an advance.
The Bank determines the maximum amount and maximum term of the advances it will make to a member or housing associate based on the Bank’s credit analysis of the institution’s creditworthiness in accordance with the Bank’s credit and collateral policies and regulatory requirements.
To identify the credit strength of each institution, other than insurance companies, community development financial institutions (CDFIs), and housing associates, the Bank assigns each institution an internal credit quality rating from one to 10, with one as the highest credit quality rating. These ratings are based on results from the

Bank’s credit model, which incorporates financial, regulatory, and other qualitative information, including regulatory examination reports.
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
The Bank determines the maximum amount and maximum term of the advances it will make to a CDFI based on an ongoing risk assessment that considers information from the CDFI’s audited annual financial statements, supplemented by additional information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from A to E, with A as the highest credit quality rating.
The Bank determines the maximum amount and maximum term of the advances it will make to a housing associate based on an ongoing risk assessment that considers the housing associate’s financial and regulatory standing and other qualitative information deemed relevant by the Bank.
The Bank underwrites and actively monitors the financial condition and performance of all borrowers and potential borrowers to determine and periodically assess creditworthiness. In accordance with the FHLBank Act, an institution may pledge the following eligible assets to secure advances:
•one-to-four-family first lien residential mortgage loans;
•securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae;
•cash or deposits in the Bank;
•certain other real estate-related collateral, such as certain privately issued mortgage-backed securities, multifamily loans, commercial real estate loans, and second lien residential mortgage loans or home equity loans; and
•small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) from community financial institutions.
The Housing Act defines community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period below a defined threshold, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2023 was $1.4 billion.
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

Pursuant to the Bank’s lending agreements with its members, nonmembers, and housing associates, the Bank limits extensions of credit to an individual institution to a percentage of the market value or unpaid principal balance of the institution’s pledged collateral, known as the borrowing capacity, which the Bank can change from time to time. The borrowing capacity percentage varies according to several factors, including the charter type of the institution, the collateral type, the value assigned to the collateral, the results of the Bank’s collateral field review, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the institution’s financial strength and condition, and any institution-specific collateral risks. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of an institution’s pledged eligible collateral must meet or exceed the total amount of its outstanding advances, other extensions of credit, and certain other obligations and liabilities.
In addition, the total amount of advances made available to each institution may be limited by the financing availability assigned by the Bank, which is generally expressed as a percentage of an institution’s assets, which the Bank can change from time to time. The amount of financing availability is generally determined by each institution’s creditworthiness.
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
The Bank has a high concentration of advances with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates decreased by $20.1 billion to $43.8 billion, or 71% of total advances outstanding at December 31, 2023, from $63.9 billion, or 72% of total advances outstanding at December 31, 2022. (See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for further information.)
Several of the Bank’s top 10 advance borrowers and their affiliates at yearend 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023, or have been acquired by nonmember institutions. The loss of advances outstanding to these borrowers is likely to have an adverse impact on the Bank’s advance balances, and, over time, its financial performance.
On March 8, 2023, Silvergate Capital Corporation, the parent company of Silvergate Bank, announced its intent to voluntarily liquidate Silvergate Bank, and on June 1, 2023, the Federal Reserve Board announced a consent order against Silvergate Capital Corporation and Silvergate Bank to facilitate that voluntary self-liquidation. On November 22, 2023, Silvergate Capital Corporation announced that every depositor of Silvergate Bank had been fully repaid. At December 31, 2023, Silvergate Bank had no advances outstanding from the Bank, a reduction of $4.3 billion from yearend 2022.
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

On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver, and the FDIC and JPMorgan, a nonmember, entered into a purchase and assumption agreement for all the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank. Upon assumption of the First Republic Bank advances and letters of credit outstanding by JPMorgan, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan and reclassified that capital stock as mandatorily redeemable as a liability in the Bank’s Statements of Condition. As of December 31, 2023, JPMorgan had $23.8 billion of advances outstanding from the Bank, assumed from First Republic Bank, that represented approximately 39% of the Bank's total advances outstanding. At December 31, 2022, First Republic Bank had $14.0 billion of advances outstanding from the Bank, that represented approximately 16% of the Bank’s total advances outstanding. Additionally, at December 31, 2023, JPMorgan had $68 million in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2022, First Republic Bank had $670 million in letters of credit outstanding. At December 31, 2023, JPMorgan held $643 million of the Bank’s capital stock. JPMorgan was the Bank’s largest borrower as of December 31, 2023.
The Bank has a long-term funding arrangement with a borrower that had advances outstanding as of December 31, 2023 and 2022.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of December 31, 2023 and 2022.

Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

December 31, 2023
	All Borrowers	Borrowers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Borrower Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	222	143	$61,418	$164,916	37%
4-6	103	64	19,518	57,533	34
7-10	8	4	94	309	30
Subtotal	333	211	81,030	222,758	36
Community development financial institutions (CDFIs):
B	6	4	47	86	55
C	2	1	76	77	99
D	1	1	1	9	11
Subtotal	9	6	124	172	72
Housing associates	2	1	14	140	10
Total	344	218	$81,168	$223,070	36%

December 31, 2022
	All Borrowers	Borrowers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(2)
Borrower Credit Quality Rating		Number	Credit Outstanding(1)	Total	Used
1-3	257	172	$98,702	$323,212	31%
4-6	65	33	13,891	31,536	44
7-10	4	3	8	51	16
Subtotal	326	208	112,601	354,799	32
CDFIs:
B	5	4	49	84	58
C	1	1	47	59	80
D	1	1	4	8	50
Subtotal	7	6	100	151	66
Housing associates	2	1	95	102	93
Total	335	215	$112,796	$355,052	32%
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

December 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$28,055	$29,699
11% – 25%	8	3,565	4,203
26% – 50%	24	14,557	25,969
More than 50%	180	34,991	163,199
Total	218	$81,168	$223,070

December 31, 2022
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	11	$6,637	$7,319
11% – 25%	11	5,644	7,380
26% – 50%	22	15,509	24,465
More than 50%	171	85,006	315,888
Total	215	$112,796	$355,052
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of December 31, 2023. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The securities collateral pledged largely consists of agency pools and collateralized mortgage obligations, agency debt, and U.S. Treasury securities.
Most institutions may choose to pledge loan collateral by specific identification or under a blanket lien. Insurance companies, CDFIs, and housing associates are required to pledge loan collateral by specific identification with monthly reporting. All other borrowers pledging by specific identification must provide a detailed listing of all the loans pledged to the Bank on a monthly basis.
The Bank may require certain de novo institutions (chartered within the last three years), insurance companies, CDFIs and housing associates to deliver pledged loan collateral to the Bank. Other considerations for delivery of pledged collateral may include the institution’s creditworthiness, satisfactory maintenance of its collateral, and the status of the Bank’s priority of security interest.
As of December 31, 2023, of the loan collateral pledged to the Bank, 26% was pledged by 21 institutions by specific identification, 42% was pledged by 115 institutions under a blanket lien with detailed reporting, and 32% was pledged by 141 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the institution and the types of collateral pledged.
As of December 31, 2023, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at December 31, 2023 and 2022.

Composition of Loan Collateral Pledged

(In millions)	2023		2022
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$162,389	$103,893	$265,972	$180,564
Second lien residential mortgage loans and home equity lines of credit	14,112	6,735	15,423	7,381
Multifamily mortgage loans	56,957	34,656	60,989	36,809
Commercial mortgage loans	83,713	50,891	92,413	54,341
Loan participations(1)	1,369	468	871	306
Small business, small farm, and small agribusiness loans	1,632	420	2,180	523
Other	—	—	2	—
Total	$320,172	$197,063	$437,850	$279,924
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than 660. At December 31, 2023 and 2022, the unpaid principal balance of these loans totaled $3.7 billion and $5.2 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At December 31, 2023 and 2022, the borrowing capacity of these loans totaled $2.1 billion and $2.9 billion, respectively.
MPF Program. The Bank and any participating financial institution share in the credit risk of the mortgage loans sold to the Bank by that institution under the MPF Original and MPF Plus products as specified in a master agreement. After June 30, 2021, the Bank no longer directly purchases, or facilitates the purchase of, mortgage loans from its members. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single master commitment, as follows:
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
The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2023 and 2022.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	2023	2022
30 – 59 days delinquent	$5	$9
60 – 89 days delinquent	4	3
90 days or more delinquent	16	19
Total past due	25	31
Total current loans	730	785
Total mortgage loans held for portfolio	$755	$816
In process of foreclosure, included above(2)	$2	$3
Nonaccrual loans(3)	$16	$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.17%	2.30%
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
(3)    At December 31, 2023 and 2022, $5 million and $7 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.

Delinquencies amounted to 3.30% of the total mortgage loans in the Bank’s portfolio as of December 31, 2023, and 3.77% of the total mortgage loans in the Bank’s portfolio as of December 31, 2022.
The following table presents risk elements and credit ratios for the Bank’s mortgage loans at December 31, 2023 and 2022. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2023 and 2022.

Unpaid Principal Balance (Dollars in millions)	2023	2022
Average loans outstanding during the period	$746	$840
Mortgage loans held for portfolio	$716	$775
Nonaccrual loans	$15	$17
Allowance for credit losses on mortgage loans held for portfolio	$1	$1

Ratio of net charge-offs to average loans outstanding during the period	—%	0.02%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.13%	0.14%
Ratio of nonaccrual loans to mortgage loans held for portfolio	2.12%	2.25%
Ratio of allowance for credit losses to nonaccrual loans	6.18%	6.45%
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
The following table presents the Bank’s investment credit exposure at December 31, 2023, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,534	$—	$—	$—	$—	$4,534
MBS:
Other U.S. obligations – single-family	—	49	—	—	—	—	49
MBS – GSEs:
GSEs – single-family(2)	4	598	2	—	1	—	605
GSEs – multifamily	—	13,490	—	—	—	—	13,490
Total MBS – GSEs	4	14,088	2	—	1	—	14,095
PLRMBS	1	16	29	42	584	511	1,183
Total MBS	5	14,153	31	42	585	511	15,327
Total securities	5	18,687	31	42	585	511	19,861
Interest-bearing deposits	—	—	2,922	—	—	—	2,922
Securities purchased under agreements to resell(3)	—	900	—	—	—	2,750	3,650
Federal funds sold(4)	—	1,576	2,195	—	—	90	3,861
Total investments	$5	$21,163	$5,148	$42	$585	$3,351	$30,294
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at December 31, 2023, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
Bank policies set forth the creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be federally insured financial institutions or domestic branches of foreign commercial banks. Finance Agency ratings for members and nonmember counterparties are mapped to equivalent internal credit quality ratings on a rating scale of FHFA 1 through FHFA 7, reflecting progressively lower credit quality. The Bank uses internal credit quality ratings to determine maximum limits to members and nonmembers. The Bank will determine the counterparty’s credit rating by using primary sources such as proprietary external ratings, other credit and fixed income research, company reports, and market-based indications.
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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2023 and 2022.

	Carrying Value(1)
(In millions)	2023	2022
Interest-bearing deposits	$2,922	$3,677
Federal funds sold	3,861	4,719
Total	$6,783	$8,396
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2023 and 2022.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2023, 56% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2023, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Unrated (3)	Total
Domestic	$—	$2,572	$90	$2,662
U.S. subsidiaries of foreign commercial banks	—	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	2,922	90	3,012
U.S. branches and agency offices of foreign commercial banks:
Australia	—	995	—	995
Canada	1,276	200	—	1,476
Finland	300	—	—	300
France	—	200	—	200
Germany	—	300	—	300
Netherlands	—	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	1,576	2,195	—	3,771
Total unsecured credit exposure	$1,576	$5,117	$90	$6,783
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2023.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2023. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
(3)Includes unsecured investment credit exposure to a member.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2023, the Bank’s MBS portfolio was 212% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

At December 31, 2023, PLRMBS representing 7% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of December 31, 2023, the Bank’s investment in MBS had gross unrealized losses totaling $133 million, $28 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2023, all of the gross unrealized losses on its agency MBS are temporary.
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

The following table presents the maturity (based on contractual final principal payment) and yield characteristics of the Bank’s investment portfolio as of December 31, 2023.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
AFS securities:
U.S. Treasury obligations	$145	$4,389	$—	$—	$4,534
MBS:
GSEs multifamily:
Freddie Mac	—	—	1,492	—	1,492
Fannie Mae	—	2,158	8,558	213	10,929
Subtotal GSEs multifamily	—	2,158	10,050	213	12,421
PLRMBS	—	—	8	1,051	1,059
Total AFS securities	$145	$6,547	$10,058	$1,264	$18,014
Yield on AFS securities(1)	0.75%	2.64%	3.83%	9.89%	3.80%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	$—	$—	$—	$49	$49
GSEs single-family:
Freddie Mac	—	—	—	111	111
Fannie Mae	—	—	19	475	494
Subtotal GSEs single-family	—	—	19	586	605
GSEs multifamily:
Freddie Mac	118	425	—	—	543
Fannie Mae	36	490	—	—	526
Subtotal GSEs multifamily	154	915	—	—	1,069
PLRMBS	—	4	35	85	124
Total HTM securities	$154	$919	$54	$720	$1,847
Yield on HTM securities(1)	5.82%	5.87%	4.7%	4.87%	5.44%
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
Uncleared Derivatives – The Bank’s uncleared derivatives activity is subject to uncleared derivatives regulatory requirements mandating the exchange of variation margin and initial margin if exposure to a counterparty exceeds certain specified thresholds. The Bank selects only highly rated derivative dealers and major banks (derivative dealer counterparties) that meet the Bank’s eligibility criteria to act as counterparties for its uncleared derivative activities. In addition, for all uncleared derivative transactions, the Bank has entered into master netting agreements and credit support agreements with all its derivative dealer counterparties that provide for delivery of margin to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivative dealer counterparty is set at zero (subject to a minimum transfer amount).
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data - Note 13 – Derivatives and Hedging Activities.”

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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2023.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2023.
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
The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

December 31, 2023
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$13	$(13)	$—	$—
A	12,727	125	(120)	—	5
Liability positions with credit exposure:
Uncleared derivatives
A	8,858	(129)	133	—	4
BBB	9,084	(203)	206	—	3
Cleared derivatives(2)	82,114	(9)	13	771	775
Total derivative positions with credit exposure to nonmember counterparties	112,864	$(203)	$219	$771	$787
Derivative positions without credit exposure	4,573
Total notional	$117,437

December 31, 2022
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,115	$38	$(35)	$—	$3
Cleared derivatives(2)	89,148	7	14	435	456
Liability positions with credit exposure:
Uncleared derivatives
A	11,246	(356)	358	—	2
Total derivative positions with credit exposure to nonmember counterparties	106,509	$(311)	$337	$435	$461
Derivative positions without credit exposure	10,284
Total notional	$116,793
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at December 31, 2023 and 2022.
The Bank primarily executes overnight index swap derivatives based on SOFR to manage interest rate risk. The following table presents the notional amount of interest rate swaps by interest rate index broken out by the pay or receive leg at December 31, 2023 and 2022.

(In millions)	2023		2022
Interest Rate Index	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed	$62,766	$54,671	$58,910	$57,883
LIBOR	—	—	55	504
SOFR	54,644	62,124	57,577	57,523
Overnight Index Swap – Effective Federal Funds Rate	27	642	251	883
Total notional amount	$117,437	$117,437	$116,793	$116,793

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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the total Bank level as well as at the product level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s advances-related products and the mortgage-related products. These guidelines provide limits that are monitored at the product level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each product on a daily basis, as discussed below in “Total

Bank Market Risk.” Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of December 31, 2023.
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
At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including valuation methods, discounting curves, and mortgage prepayment assumptions. The Bank also compares the mortgage prepayment assumptions in the third-party model to other sources, including actual mortgage prepayment history.
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of December 31, 2023 and 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2023	2022
+200 basis-point change	–2.3%	–2.8%
+100 basis-point change	–1.1	–1.4
–100 basis-point change(2)	+1.0	+1.3
–200 basis-point change(2)	+1.8	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2023, are comparable with the estimates as of December 31, 2022. Compared to December 31, 2022, interest rates as of December 31, 2023 have increased 142 basis points for the one-month Treasury bill, decreased 14 basis points for the five-year Treasury note, and increased 3 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the Federal funds effective rate for the applicable quarter

(subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 233% as of December 31, 2023.
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
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a risk limit. In 2023 and 2022, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Total Bank Duration Gap Analysis

	2023		2022
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$92,828	1.8	$121,056	1.8
Liabilities	86,160	0.8	113,333	0.9
Net	$6,668	1.0	$7,723	0.9
(1)Duration gap values include the impact of interest rate exchange agreements.
The financial performance and interest rate risks of the Bank are managed within prescribed guidelines and policy limits.
Advances-Related Business – Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital and retained earnings to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap with terms to offset the advance. The interest rate swap generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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
The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related business regularly. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricing of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related business. These analyses are used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).
Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The market value sensitivity analyses and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business.
Mortgage-Related Business – The Bank’s mortgage assets include MBS, most of which are classified as HTM or AFS, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the effect of mortgage prepayments.
The Bank manages the interest rate risk and market risk of the mortgage-related business through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2023, was $16.1 billion, including $15.3 billion in MBS and $755 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2022, was $11.7 billion, including $10.9 billion in MBS and $816 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.9 billion, or 92%, of MBS and mortgage loans at December 31, 2023, and $10.3 billion, or 88%, of MBS and mortgage loans at December 31, 2022. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.2 billion, or 8%, of MBS and mortgage loans, at December 31, 2023, and $1.4 billion, or 12%, of MBS and mortgage loans at December 31, 2022.

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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2023 and 2022.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	2023	2022
+200 basis-point change	–0.3%	–0.5%
+100 basis-point change	–0.1	–0.2
–100 basis-point change(2)	+0.1	+0.1
–200 basis-point change(2)	0.0	+0.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2023, are comparable with the estimates as of December 31, 2022.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2023 and 2022.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2023	2022
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$37,696	$33,793
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,710	2,260
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	4,217	9,800
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,902	2,105
Subtotal Economic Hedges(1)			7,829	14,165
Total			45,525	47,958
Hedged Item: Non-Callable Bonds
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Fair Value Hedge	11,013	6,216
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	565	30
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	225	1,845
Subtotal Economic Hedges(1)			790	1,875
Total			11,803	8,091
Hedged Item: Callable Bonds
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	23,699	16,730
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	655	960
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	408	433
Subtotal Economic Hedges(1)			1,063	1,393
Total			24,762	18,123
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	50	50
Receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	15,174	28,714
Total			15,224	28,764

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2023	2022
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	17,680	12,465
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	2,443	1,392
Total Notional Amount			$117,437	$116,793
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
The Bank has identified the following accounting policies and estimates as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are:
•accounting for derivatives; and
•estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option.
These policies and the judgments, estimates, and assumptions are also described in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”

Accounting for Derivatives
Accounting for derivatives includes the following assumptions and estimates by the Bank: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under the requirements of U.S. GAAP and the estimation of fair value of the derivatives (as discussed in “Fair Values” below), which have a significant impact on the actual results being reported.
For additional discussion of the Bank’s accounting for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities.”
Assessment of Effectiveness. The Bank measures its effectiveness for its fair value hedge relationships using the long-haul method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. The Bank designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The Bank uses regression analysis to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at inception and on at least a weekly basis for both prospective considerations and retrospective evaluations.
Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting for that relationship. In addition, the Bank discontinues hedge accounting when a hedged firm commitment no longer meets the required criteria of a firm commitment. Hedge discontinuance may also occur for certain other changes to hedged items such as changes in maturity dates or strike rates.
Credit Risk for Counterparties. The Bank is subject to credit risk as a result of potential nonperformance by counterparties to the derivative agreements. All uncleared derivatives with counterparties that are members of the Bank and that are not derivative dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement. For all derivative dealer counterparties, the Bank selects only highly rated derivative dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivative dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. In addition, the Bank is subject to nonperformance by the clearing house(s) and clearing agents. The requirement that the Bank post initial margin and settle variation margin through the clearing agent to the clearing house exposes the Bank to institutional credit risk in the event that the clearing agent or the clearing house fails to meet its obligations. However, the use of cleared derivatives mitigates the Bank’s overall credit risk exposure because a central counterparty is substituted for individual counterparties and variation margin is settled daily for changes in the value of cleared derivatives through a clearing agent. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivative Counterparties.”
Sensitivity. To assess potential fair value sensitivity related to hedging activities on GAAP net income, the Bank performs scenarios analysis. For example, an instantaneous parallel decrease of 100 basis points in interest rates would result in an increase of approximately $19 million in the fair value of derivatives and associated hedged items at December 31, 2023. Conversely, an instantaneous parallel increase of 100 basis points in interest rates would result in a decrease of approximately $24 million in the fair value of derivatives and associated hedged items at December 31, 2023.

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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2023:
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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. At December 31, 2023, the Bank measured certain mortgage loans held for portfolio on a nonrecurring basis at Level 3 of the fair value hierarchy.
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
The assumptions and judgments applied by the Bank may have a significant effect on its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” for further information regarding the fair value measurement guidance (including the classification within the fair value hierarchy) and the summary of valuation methodologies and primary inputs used to measure fair value for all the Bank’s assets and liabilities carried at fair value.
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

Legislative and Regulatory Developments
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.
On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future”, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.
Among other things, the Finance Agency has indicated that it plans to:
•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the Affordable Housing Programs (AHP), Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.
The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of related risks, see “Part I. Item 1A. Risk Factors”.
Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a government-sponsored enterprise (GSE) such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. The Bank continues to evaluate the potential impact of the proposed rulemaking on its financial condition and results of operations. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for

FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.
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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2023, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2023 and 2022, and the related statements of income, of comprehensive income/(loss), of capital accounts, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest Rate-Related Derivatives and Hedged Items
As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest rate risks. The total notional amount of derivatives as of December 31, 2023 was $117 billion, of which 77% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $16 million and $2 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 8, 2024
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$5	$9
Interest-bearing deposits	2,922	3,677
Securities purchased under agreements to resell	3,650	7,000
Federal funds sold	3,861	4,719
Trading securities	—	1
Available-for-sale (AFS) securities, net of allowance for credit losses of $31 and $30, respectively (amortized cost of $18,105 and $12,757, respectively)(a)	18,014	12,713
Held-to-maturity (HTM) securities (fair values of $1,818 and $2,136, respectively)	1,847	2,181
Advances (includes $1,898 and $2,059 at fair value under the fair value option, respectively)	61,335	89,400
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	754	815
Accrued interest receivable	184	313
Derivative assets, net	16	26
Other assets	240	202
Total Assets	$92,828	$121,056
Liabilities:
Deposits	$962	$989
Consolidated obligations:
Bonds (includes $604 and $2,226 at fair value under the fair value option, respectively)	64,297	75,768
Discount notes	19,187	35,929
Total consolidated obligations	83,484	111,697
Mandatorily redeemable capital stock	706	5
Accrued interest payable	520	326
Affordable Housing Program (AHP) payable	133	111
Derivative liabilities, net	2	2
Other liabilities	353	203
Total Liabilities	86,160	113,333
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
25 shares and 38 shares, respectively	2,450	3,758
Unrestricted retained earnings	3,475	3,262
Restricted retained earnings	815	732
Total Retained Earnings	4,290	3,994
Accumulated other comprehensive income/(loss) (AOCI)	(72)	(29)
Total Capital	6,668	7,723
Total Liabilities and Capital	$92,828	$121,056
(a)    At December 31, 2023 and 2022, $771 million and $435 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Interest Income:
Advances	$3,999	$1,226	$224
Interest-bearing deposits	222	55	2
Securities purchased under agreements to resell	280	117	1
Federal funds sold	499	214	5
Trading securities	—	—	61
AFS securities	921	408	220
HTM securities	100	56	43
Mortgage loans held for portfolio	26	46	42
Total Interest Income	6,047	2,122	598
Interest Expense:
Consolidated obligations:
Bonds	3,901	715	62
Discount notes	1,249	821	13
Deposits	64	18	1
Borrowings from other FHLBanks	2	1	—
Mandatorily redeemable capital stock	32	—	—
Total Interest Expense	5,248	1,555	76
Net Interest Income	799	567	522
Provision for/(reversal of) credit losses	4	15	(6)
Net Interest Income After Provision for/(Reversal of) Credit Losses	795	552	528
Other Income/(Loss):
Net gain/(loss) on trading securities	—	—	(57)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(1)	(65)	(54)
Net gain/(loss) on derivatives	(25)	(9)	37
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	28	—
Standby letters of credit fees	20	17	16
Other, net	13	(2)	8
Total Other Income/(Loss)	7	(31)	(50)
Other Expense:
Compensation and benefits	104	93	93
Other operating expense	68	58	54
Federal Housing Finance Agency	9	7	7
Office of Finance	7	6	6
Other, net	12	(2)	(1)
Total Other Expense	200	162	159
Income/(Loss) Before Assessment	602	359	319
AHP assessment	63	36	32
Net Income/(Loss)	$539	$323	$287
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net Income/(Loss)	$539	$323	$287
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(47)	(354)	96
Net change in pension and postretirement benefits	4	(6)	5
Total other comprehensive income/(loss)	(43)	(360)	101
Total Comprehensive Income/(Loss)	$496	$(37)	$388
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2020	23	$2,284	$761	$2,919	$3,680	$230	$6,194
Comprehensive income/(loss)			—	287	287	101	388
Issuance of capital stock	14	1,409					1,409
Repurchase of capital stock	(16)	(1,607)					(1,607)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(25)					(25)
Transfers from restricted retained earnings			(53)	53	—		—
Cash dividends paid on capital stock (5.74%)				(135)	(135)		(135)
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			40	283	323	(360)	(37)
Issuance of capital stock	68	6,740					6,740
Repurchase of capital stock	(50)	(4,997)					(4,997)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(46)					(46)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock (6.30%)				(161)	(161)		(161)
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			83	456	539	(43)	496
Issuance of capital stock	32	3,161					3,161
Repurchase of capital stock	(32)	(3,217)					(3,217)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,252)					(1,252)
Cash dividends paid on capital stock (7.49%)				(243)	(243)		(243)
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Operating Activities:
Net Income/(Loss)	$539	$323	$287
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	21	270	79
Provision for/(reversal of) credit losses	4	15	(6)
Change in net fair value of trading securities	—	—	57
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	1	65	54
Change in net derivatives and hedging activities	(652)	1,302	531
PLRMBS trust settlement	—	(28)	—
Other adjustments, net	5	6	7
Net change in:
Accrued interest receivable	127	(272)	39
Other assets	(43)	27	(12)
Accrued interest payable	188	302	9
Other liabilities	56	(33)	(4)
PLRMBS contingent liability	—	(41)	—
Total adjustments	(293)	1,613	754
Net cash provided by/(used in) operating activities	246	1,936	1,041
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	1,096	(3,167)	(52)
Securities purchased under agreements to resell	3,350	8,500	(8,250)
Federal funds sold	858	629	(3,468)
Trading securities:
Proceeds from maturities and paydowns	1	251	3,951
AFS securities:
Proceeds from sales	—	28	—
Proceeds from maturities and paydowns	260	1,270	8,797
Purchases	(5,152)	(5,159)	(4,275)
HTM securities:
Proceeds from maturities and paydowns	332	1,015	1,868
Advances:
Repaid	1,368,658	1,704,744	257,403
Originated	(1,340,253)	(1,778,003)	(243,923)
Mortgage loans held for portfolio:
Principal collected	59	179	958
Purchases	—	—	(7)
Other investing activities, net	(2)	(2)	—
Net cash provided by/(used in) investing activities	29,207	(69,715)	13,002

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	26	412	(20)
Net proceeds/(payments) on derivative contracts with financing elements	20	(10)	(35)
Net proceeds from issuance of consolidated obligations:
Bonds	85,638	70,127	17,888
Discount notes	128,658	216,863	78,977
Payments for matured and retired consolidated obligations:
Bonds	(97,575)	(16,086)	(39,417)
Discount notes	(145,374)	(205,111)	(71,198)
Proceeds from issuance of capital stock	3,161	6,740	1,409
Payments for repurchase/redemption of mandatorily redeemable capital stock	(551)	(44)	(24)
Payments for repurchase of capital stock	(3,217)	(4,997)	(1,607)
Cash dividends paid	(243)	(161)	(135)
Net cash provided by/(used in) financing activities	(29,457)	67,733	(14,162)
Net increase/(decrease) in cash and due from banks	(4)	(46)	(119)
Cash and due from banks at beginning of the period	9	55	174
Cash and due from banks at end of the period	$5	$9	$55
Supplemental Disclosures:
Interest paid	$5,307	$1,078	$94
AHP payments, net	41	40	37
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	2	17	2
Transfers of capital stock to mandatorily redeemable capital stock	1,252	46	25
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 11 regional Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members and former members are required to hold shares of capital stock in the Bank sufficient to meet their minimum stock requirement. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock. To access the Bank’s products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The minimum capital stock requirement is generally based on use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank’s board of directors.

The Bank conducts business with its members and nonmembers in the ordinary course of business. See Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

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

The primary source of funds for the FHLBanks is the proceeds from the sale to the public of the FHLBanks’ consolidated obligations through the Office of Finance using authorized securities dealers. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or regulations governing the operations of the FHLBanks, all the FHLBanks have joint and several liability for all FHLBank consolidated obligations. Other funds are provided by deposits, other borrowings, and the issuance of capital stock. The Bank primarily uses these funds to provide advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 1 — Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for derivatives; and
•estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option.
Actual results could differ significantly from these estimates.
Estimated Fair Values. A portion of the Bank’s financial instruments lack an available liquid trading market as characterized by frequent exchange transactions between a willing buyer and willing seller. Therefore, the Bank uses financial models employing significant assumptions and present value calculations for the purpose of determining estimated fair values. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of yearend or that will be realized in the future.
Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank’s financial instruments and related assumptions are detailed in Note 14 – Fair Value.
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
These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit loss is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. The Bank treats securities purchased under agreements to resell as collateralized financing arrangements. A credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

HTM securities are carried at cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. The Bank classifies these investments as HTM securities because the Bank has the positive intent and ability to hold these securities until maturity.
Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments over its term.
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
On a quarterly basis, the Bank evaluates its HTM investment securities for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses. For improvements in impaired HTM securities with an allowance for credit losses, the allowance for credit losses associated with recoveries may be derecognized up to its full amount. Accrued interest receivable is recorded separately on the Statements of Condition. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

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
The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 13 – Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) relate to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. As the Bank does not have the power to significantly affect the economic performance of these investments, the Bank determined that it is not a primary beneficiary of any of these VIEs and concluded that consolidation accounting is not required as of December 31, 2023. In addition, the Bank does not design, sponsor, transfer, service, or provide credit liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
Advances. The Bank reports advances (loans to members, former members or their successors or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are evaluated quarterly for expected credit losses and reported net of hedging adjustments. The Bank recognizes hedging adjustments resulting from the discontinuation of a hedging relationship to interest income using a level-yield methodology. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income. Accrued interest receivable is recorded separately on the Statements of Condition. The advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for/(reversal of) credit losses.
See Note 5 – Advances for details on the allowance methodologies relating to advances.
Advance Modifications. In cases in which the Bank funds an advance concurrent with or within a short period of time before or after the prepayment of a previous advance to the same member, at market rates, the subsequent advance is accounted for as a new advance. The Bank does not issue advances at non-market rates. If a member makes a request for a modification to an existing advance, the Bank compares the present value of the cash flows on the modified advance to the present value of the cash flows remaining on the original advance. If there is at least a 10% difference in the present value of cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification. Modification requests with a difference in cash flows that is more than minor are not accepted by the Bank.
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
Mortgage Loans Held for Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Original product. After June 30, 2021, we no longer directly purchase, or facilitate the purchase of, mortgage loans from our members.
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
Effective January 1, 2023, the Bank adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Subsequent to adoption, all loan modifications are evaluated under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan.
An MPF loan that shares similar risk characteristics with other loans is evaluated for credit losses on a collective basis. MPF loans that do not share risk characteristics with other loans are individually evaluated for credit losses. MPF loans that are identified for individual evaluation are either delinquent or classified as nonaccrual, in process of foreclosing on the collateral, or have been modified in response to a borrower’s financial difficulty. Credit loss is measured by factoring in expected cash flow shortfalls incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.
For all mortgage loans that are more than 180 days past due and that have any outstanding balance in excess of the fair value of the property, less costs to sell, the excess is charged off at the end of the month.
The Bank did not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 6 – Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans.
Other Fees. Letter of credit fees are recorded as other income/(loss) over the term of the letter of credit.
Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values, including accrued interest, net of cash collateral received from or pledged to clearing agents or counterparties, including accrued interest, and are reported as either derivative assets or derivative liabilities. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
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
Premises, Software, and Equipment. Premises, software, and equipment are included in other assets on the Statements of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2023 and 2022, premises, software, and equipment were $26 million and $29 million, respectively, which was net of accumulated depreciation and amortization of $76 million and $75 million, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $5 million for 2023, $6 million for 2022, and $7 million for 2021.
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
Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for/(reversal of) credit losses. See Note 15 – Commitments and Contingencies for details on the allowance methodologies relating to off-balance sheet credit exposure.
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
Segment Reporting. In the fourth quarter of 2023, the Bank updated its internal reporting to reflect how the chief operating decision makers manage the business on a Bank-wide basis. As such, the Bank began disclosing its operating results on a Bank-wide basis rather than providing separate segment information for the mortgage-related business and advances-related business. Specifically, the Bank manages its business on a Bank-wide basis and not through multiple segments as its portfolio of amortizing mortgage loans has decreased in size following its decision in 2020 to no longer directly purchase, or facilitate the purchase of, mortgage loans from its members. Therefore, the Bank will no longer present separate segment information for the mortgage-related business and the advances-related business. This change has been reflected retrospectively within the Bank’s financial statements.
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
The Bank adopted all elements of this guidance prospectively as of January 1, 2023. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, cash flows, and financial statement disclosures.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
This guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses, including if an entity only has a single reportable segment.
This guidance becomes effective for the Bank for the annual period ending December 31, 2024, and for interim and annual periods thereafter.
While the adoption of this guidance will not have any effect on the Bank’s financial condition, results of operations, or cash flows, the Bank is in the process of evaluating the impact of this guidance and its effect on the Bank’s disclosures.

Note 3 — Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.

Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $10 million for 2023 and $34 million for 2022.

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
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2023 and 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2023 and 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $16 million and $2 million, respectively, as of December 31, 2023, and $13 million and $1 million, respectively, as of December 31, 2022.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2023 and 2022. The carrying value of securities purchased under agreements to resell excludes $2 million of accrued interest receivable as of December 31, 2023 and 2022.
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
Trading Securities. The estimated fair value of trading securities that were MBS - other U.S. obligations was a de minimis amount and $1 million as of December 31, 2023 and 2022, respectively. The unrealized net gain/(loss) on trading securities held at December 31, 2023 and 2022, were de minimis amounts.
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of December 31, 2023 and 2022, were as follows:

December 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,530	$—	$4	$—	$4,534
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	12,500	—	4	(83)	12,421
PLRMBS	1,075	(31)	35	(20)	1,059
Total MBS	13,575	(31)	39	(103)	13,480
Total	$18,105	$(31)	$43	$(103)	$18,014

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,012	$—	$12	$—	$4,024
MBS:
GSEs – multifamily	7,562	—	2	(57)	7,507
PLRMBS	1,183	(30)	54	(25)	1,182
Total MBS	8,745	(30)	56	(82)	8,689
Total	$12,757	$(30)	$68	$(82)	$12,713
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $68 million and $46 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $191 million, and previous credit losses related to the prior methodology of evaluating credit losses of $312 million for PLRMBS. At December 31, 2022, the amortized cost of the Bank’s MBS classified as AFS included premiums of $52 million, discounts of $113 million, and previous credit losses related to the prior methodology of evaluating credit losses of $351 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of December 31, 2023 and 2022. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$7,517	$45	$3,525	$38	$11,042	$83
PLRMBS	30	1	283	19	313	20
Total	$7,547	$46	$3,808	$57	$11,355	$103

December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$6,635	$57	$—	$—	$6,635	$57
PLRMBS	292	17	68	8	360	25
Total	$6,927	$74	$68	$8	$6,995	$82
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of December 31, 2023 and 2022, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	4,385	4,389
Total U.S. Treasury obligations	$4,530	$4,534
MBS	13,575	13,480
Total	$18,105	$18,014

December 31, 2022
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations – Due after 1 year through 5 years	$4,012	$4,024
MBS	8,745	8,689
Total	$12,757	$12,713
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$49	$—	$(1)	$48
MBS – GSEs:
MBS – GSEs – single-family	605	1	(16)	590
MBS – GSEs – multifamily	1,069	—	(5)	1,064
Subtotal MBS – GSEs	1,674	1	(21)	1,654
PLRMBS	124	—	(8)	116
Total	$1,847	$1	$(30)	$1,818

December 31, 2022
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$72	$—	$(2)	$70
MBS – GSEs:
MBS – GSEs – single-family	745	1	(22)	724
MBS – GSEs – multifamily	1,209	—	(10)	1,199
Subtotal MBS – GSEs	1,954	1	(32)	1,923
PLRMBS	155	—	(12)	143
Total	$2,181	$1	$(46)	$2,136
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million and $5 million at December 31, 2023 and 2022, respectively.
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
At December 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $3 million. At December 31, 2022, the amortized cost of the Bank’s MBS classified as HTM included premiums of $3 million and discounts of $4 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the years ended December 31, 2023, 2022, and 2021. The Bank recorded no allowance for credit losses associated with HTM securities during the years ended December 31, 2023, 2022, and 2021.

(In millions)	2023	2022	2021
Balance, beginning of the period	$30	$17	$21
(Charge-offs)/recoveries	(3)	(2)	(1)
Provision for/(reversal of) credit losses	4	15	(3)
Balance, end of the period	$31	$30	$17
To evaluate investment securities for credit loss at December 31, 2023 and 2022, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2023 and 2022, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At December 31, 2023 and 2022, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment default on the instruments; and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at December 31, 2023 and 2022.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2023 and 2022, approximately 4% PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses.
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
The expected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The cash flows determined reflect management’s expectations and include a base case housing price forecast for near- and long-term horizons.
For all the PLRMBS in its AFS and HTM portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of December 31, 2023, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.3%; default rates of 7.5%; and loss severities of 51.7%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of December 31, 2023. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value at the time of the transfer of $2 million during the year ended December 31, 2023. The fair value of the transferred PLRMBS was lower than their amortized cost by a de minimis amount. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost of $17 million and fair value of $20 million at the time of the transfer during the year ended December 31, 2022, and with an amortized cost and fair value of $2 million during the year ended December 31, 2021.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $4 million and $15 million during the years ended December 31, 2023 and 2022, respectively. The provisions were recorded largely because of declines in the fair values on its PLRMBS, the present value of expected cash flows of certain PLRMBS affected by higher interest rates, and decreased expectations of the performance of loan collateral underlying these securities. The Bank recorded a reversal of credit losses of $3 million during the year ended December 31, 2021, primarily resulting from lower default rates as well as improved projected credit performance in part related to a more optimistic economic outlook because of the monetary and fiscal stimulus measures taken by the U.S. government.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $34 million, $55 million, and $70 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at December 31, 2023 and 2022.

(Dollars in millions)	2023		2022
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$2	5.15%	$2	4.15%
Within 1 year(2)	35,241	4.87	71,050	4.34
After 1 year through 2 years	12,532	3.88	7,634	3.30
After 2 years through 3 years	6,437	3.23	4,036	2.22
After 3 years through 4 years	2,548	3.62	3,391	2.05
After 4 years through 5 years	3,660	4.07	2,815	3.24
After 5 years	1,290	3.71	1,189	3.50
Total par value	61,710	4.38%	90,117	4.03%
Valuation adjustments for hedging activities	(371)		(670)
Valuation adjustments under fair value option	(4)		(47)
Total	$61,335		$89,400
(1)Carrying amounts exclude accrued interest receivable of $85 million and $241 million at December 31, 2023 and 2022, respectively.
(2)Advances outstanding with redemption terms within three months totaled $16.8 billion and $46.3 billion at December 31, 2023 and 2022, respectively.
All of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by Finance Agency regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $39.8 billion at December 31, 2023, and $19.2 billion at December 31, 2022. The Bank had advances with partial prepayment symmetry outstanding totaling $209 million at December 31, 2023, and $1.0 billion at December 31, 2022. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $3.3 billion at December 31, 2023, and $9.8 billion at December 31, 2022.
The Bank had putable advances totaling $1.4 billion at December 31, 2023, and $800 million at December 31, 2022. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2023 and 2022, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	2023	2022	2023	2022
Overdrawn demand and overnight deposit accounts	$2	$2	$2	$2
Within 1 year	35,561	71,370	36,115	71,850
After 1 year through 2 years	12,542	7,634	13,000	7,634
After 2 years through 3 years	6,437	4,046	6,149	3,836
After 3 years through 4 years	2,558	3,391	2,551	3,391
After 4 years through 5 years	3,660	2,825	2,917	2,215
After 5 years	950	849	976	1,189
Total par value	$61,710	$90,117	$61,710	$90,117
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at December 31, 2023 and 2022. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the years ended December 31, 2023 and 2022.

December 31, 2023
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$23,833	39%	$1,018	31%
Western Alliance Bank	6,200	10	199	6
City National Bank	3,000	5	353	11
First Technology Federal Credit Union(3)	2,414	4	132	4
MUFG Union Bank, National Association(4)	2,052	3	153	5
SchoolsFirst Federal Credit Union	1,823	3	48	1
Bank of America California, National Association	1,450	2	68	2
Luther Burbank Savings(3)(5)	1,152	2	44	1
Wells Fargo National Bank West	1,000	2	78	2
First Foundation Bank	900	1	46	1
Subtotal	43,824	71	2,139	64
Others	17,886	29	1,187	36
Total par value	$61,710	100%	$3,326	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Silicon Valley Bank(6)	$15,000	17%	$170	14%
First Republic Bank (subsequently acquired by JPMorgan Chase, National Association)(2)	14,000	16	175	14
City National Bank	10,000	11	69	6
Bank of the West(7)	4,300	5	30	2
MUFG Union Bank, National Association(4)	4,300	5	129	11
Silvergate Bank	4,300	5	38	3
Western Alliance Bank	4,300	5	67	5
First Technology Federal Credit Union(3)	4,195	5	72	6
Wells Fargo National Bank West	2,000	2	24	2
Bank of California, National Association	1,500	1	8	1
Subtotal	63,895	72	782	64
Others	26,222	28	443	36
Total par value	$90,117	100%	$1,225	100%
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
(3)    An officer or director of the member was a Bank director during 2023 and 2022.
(4)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(5)    On November 14, 2022, Luther Burbank Savings and Washington Federal Bank (a nonmember bank) announced the signing of a definitive merger agreement pursuant to which Washington Federal Bank will acquire Luther Burbank Savings, subject to receipt of regulatory and shareholder approval. On May 5, 2023, it was announced that merger approval was received from shareholders of both banks. On February 29, 2024, it was announced that the merger was completed. On the same date, Washington Federal Bank assumed all of the assets and liabilities of Luther Burbank Savings, including $1.2 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2023 and 2022, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At December 31, 2023 and 2022, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the years ended December 31, 2023 and 2022.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2023 and 2022.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2023 and 2022, are detailed below:

(In millions)	2023	2022
Par value of advances:
Fixed rate:
Due within 1 year	$23,866	$47,621
Due after 1 year	26,467	18,050
Total fixed rate	50,333	65,671
Adjustable rate:
Due within 1 year	11,377	23,431
Due after 1 year	—	1,015
Total adjustable rate	11,377	24,446
Total par value	$61,710	$90,117

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the MPF program. The following table presents information as of December 31, 2023 and 2022, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	2023	2022
Fixed rate medium-term mortgage loans	$12	$14
Fixed rate long-term mortgage loans	704	761
Subtotal	716	775
Unamortized premiums	41	43
Unamortized discounts	(2)	(2)
Mortgage loans held for portfolio(1)	755	816
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$754	$815
(1)Excludes accrued interest receivable of $5 million at December 31, 2023 and 2022.
Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2023 and 2022.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	2023	2022
30 – 59 days delinquent	$5	$9
60 – 89 days delinquent	4	3
90 days or more delinquent	16	19
Total past due	25	31
Total current loans	730	785
Total mortgage loans held for portfolio	$755	$816
In process of foreclosure, included above(2)	$2	$3
Nonaccrual loans(3)	$16	$19
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.17%	2.30%
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
(3)    At December 31, 2023 and 2022, $5 million and $7 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At December 31, 2023, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2022, the Bank’s reasonable and supportable forecast of housing prices expected, on average, for prices to depreciate 0.7% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both December 31, 2023 and 2022, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2023, 2022, and 2021.
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
Deposits and interest rate payment terms for deposits as of December 31, 2023 and 2022, were as follows:

	2023		2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits (adjustable rate)	$957	5.15%	$983	4.15%
Non-interest-bearing deposits	5		6
Total	$962		$989

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Note 15 – Commitments and Contingencies.” In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
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
Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2023, the Bank had qualifying assets totaling $91.8 billion, and the Bank’s participation in consolidated obligations outstanding was $83.5 billion.
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
In addition to having fixed rate or simple adjustable rate coupon payment terms, consolidated obligations may, for example, include:
•Callable bonds, which the Bank may call at its option on predetermined call dates according to the terms of the bond offerings;
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2023 and 2022.

(Dollars in millions)	2023		2022
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$42,821	4.84%	$58,301	4.05%
After 1 year through 2 years	13,105	4.70	8,268	2.30
After 2 years through 3 years	5,938	1.34	2,317	1.26
After 3 years through 4 years	1,345	1.75	5,473	0.99
After 4 years through 5 years	942	2.98	1,255	1.47
After 5 years	826	2.35	1,293	1.73
Total par value	64,977	4.37%	76,907	3.47%
Unamortized premiums	—		1
Unamortized discounts	(6)		(5)
Valuation adjustments for hedging activities	(645)		(1,083)
Fair value option valuation adjustments	(29)		(52)
Total	$64,297		$75,768
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
The Bank’s participation in consolidated obligation bonds at December 31, 2023 and 2022, was as follows:

(In millions)	2023	2022
Par value of consolidated obligation bonds:
Non-callable	$38,945	$57,164
Callable	26,032	19,743
Total par value	$64,977	$76,907
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2023 and 2022, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	2023	2022
Within 1 year	$55,291	$73,049
After 1 year through 2 years	9,160	3,310
After 2 years through 3 years	378	187
After 3 years through 4 years	100	313
After 4 years through 5 years	12	—
After 5 years	36	48
Total par value	$64,977	$76,907
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2023		2022
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$19,321	5.23%	$36,159	4.13%
Unamortized discounts	(134)		(230)
Total	$19,187		$35,929
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at December 31, 2023 and 2022, are detailed in the following table.

(In millions)	2023	2022
Par value of consolidated obligation bonds:
Fixed rate	$37,464	$25,632
Adjustable rate	26,880	48,997
Step-up	633	2,278
Total consolidated obligation bonds, par value	$64,977	$76,907

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

The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 million for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2023, 2022, or 2021. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2023, 2022, or 2021.

The Bank’s total AHP assessments are charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

(In millions)	2023	2022	2021
Balance, beginning of the period	$111	$115	$120
AHP assessments	63	36	32
AHP grant payments	(41)	(40)	(37)
Balance, end of the period	$133	$111	$115

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All subsidies were distributed in the form of direct grants in 2023, 2022, and 2021.

Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2023, 2022, and 2021:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2020	$244	$(14)	$230
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		5	5
Net change in fair value	96		96
Net current period other comprehensive income/(loss)	96	5	101
Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(6)	(6)
Net change in fair value	(354)		(354)
Net current period other comprehensive income/(loss)	(354)	(6)	(360)
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		4	4
Net change in fair value	(47)		(47)
Net current period other comprehensive income/(loss)	(47)	4	(43)
Balance, December 31, 2023	$(61)	$(11)	$(72)
Note 11 — Capital
Capital Requirements. The Bank issues a single class of capital stock, Class B stock, with a par value of $100 per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time. (See “Excess Stock” below for more information.) The Bank’s capital stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2023 and 2022, the Bank complied with this capital guidance.
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
As of December 31, 2023 and 2022, the Bank complied with these capital rules and requirements as shown in the following table.

	2023		2022
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,210	$7,446	$898	$7,757
Total regulatory capital	$3,713	$7,446	$4,842	$7,757
Total regulatory capital ratio	4.00%	8.02%	4.00%	6.41%
Leverage capital	$4,641	$11,169	$6,053	$11,636
Leverage ratio	5.00%	12.03%	5.00%	9.61%
The Bank’s capital plan requires each shareholder to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within ranges established in the capital plan. Any changes to the capital plan must be approved by the Bank’s board of directors (Board) and the Finance Agency.
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
The activity-based capital stock requirement is the sum of 2.7% of the member's outstanding advances, plus 0.1% of notional balances for outstanding letters of credit, plus 0.0% of any portion of any mortgage loan purchased and held by the Bank. The Bank may adjust the activity-based capital stock requirement for all members within ranges established in the capital plan of 2.0% to 5.0% of the member's outstanding advances, 0.1% to 1.0% of the member’s notional balances of outstanding letters of credit, and 0.0% to 5.0% of any portion of any mortgage loan purchased and held by the Bank.
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
The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal, and the Bank will redeem or repurchase only the amounts that are in excess of the capital stock required to support activity (advances and letters of credit) that may remain outstanding after the five-year redemption period has expired. In both cases, the Bank will only redeem or repurchase capital stock if certain statutory and regulatory conditions are met. In accordance with the Bank’s current practice, if activity-based capital stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock at its discretion, subject to certain statutory and regulatory conditions. See Note 1 – Summary of Significant Accounting Policies for more information.
The Bank had mandatorily redeemable capital stock totaling $706 million outstanding to six institutions at December 31, 2023, and $5 million outstanding to three institutions at December 31, 2022. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the years ended December 31, 2023, 2022, and 2021 were as follows:

(In millions)	2023	2022	2021
Balance at the beginning of the period	$5	$3	$2
Reclassified from/(to) capital during the period	1,252	46	25
Repurchase/redemption	(551)	(44)	(24)
Balance at the end of the period	$706	$5	$3
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of $32 million for the year ended December 31, 2023, and de minimis amounts for the years ended December 31, 2022 and 2021.
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2023 and 2022.

(In millions)
Contractual Year of Redemption	2023	2022
Year 3	$1	$—
Year 4	2	1
Year 5	702	3
Past contractual redemption date because of remaining activity(1)	1	1
Total	$706	$5
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
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2024, the required level of retained earnings was decreased from $2.6 billion to $1.6 billion attributable to lower non-MBS investments and projected advance balances. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
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
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $118 million, or 0.13% of total assets as of December 31, 2023. Excess stock totaled $157 million, or 0.13% of total assets as of December 31, 2022.
In 2023, the Bank paid dividends at an annualized rate of 7.49%, totaling $275 million, including $243 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock. In 2022 and 2021, the Bank paid dividends on capital stock at an annualized rate of 6.30%, totaling $161 million, and 5.74%, totaling $135 million, respectively. A de minimis amount of dividends were paid on mandatorily redeemable capital stock in 2022 and 2021.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On February 21, 2024, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2023 at an annualized rate of 8.75%, totaling $69 million. The Bank expects to pay the dividend on March 14, 2024.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements. A shareholder’s excess stock is defined as any capital stock holdings in excess of the shareholder’s minimum capital stock requirement, as established by the Bank’s capital plan. The Bank’s practice is to repurchase the surplus capital stock of all members and the excess stock of all former members

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

on a daily schedule. Surplus capital stock is defined as any stock holdings in excess of 115% of a member’s minimum stock requirement. The Bank calculates the amount of stock to be repurchased each business day based on the shareholder’s capital stock outstanding after all stock transactions are completed for the day, ensuring that each shareholder would continue to meet its minimum capital stock requirement after the repurchase. The Bank may change this practice at any time. The Bank repurchased $3.8 billion, $5.0 billion, and $1.6 billion in excess stock during 2023, 2022, and 2021, respectively.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2023 and 2022, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. During 2021, the Bank redeemed $1 million of mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2023 or 2022:

	2023		2022
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association/First Republic Bank(1)	$643	20%	$379	10%
Silicon Valley Bank(2)	—	—	418	11
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

Note 12 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2023 and 2022, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.
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
Amounts recognized in AOCI for the defined benefit Cash Balance Plan and postretirement health benefit plan at December 31, 2023 and 2022, consist of:

	2023		2022
(In millions)	Cash Balance Plan	Post-retirement Health Benefit Plan	Cash Balance Plan	Post-retirement Health Benefit Plan
Net loss/(gain)	$12	$(1)	$16	$(1)
The following table presents obligations and funded status of retirement plans at December 31, 2023 and 2022.

	2023			2022
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$80	$15	$1	$74	$15	$1
Accumulated benefit obligation	80	15	1	74	15	1
Fair value of plan assets	96	—	—	80	—	—
Funded status	16	(15)	(1)	6	(15)	(1)
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 4.50% for 2023 and 4.75% for 2022. The discount rate used to determine the benefit obligations for the post-retirement health benefit plan was 4.75% for 2023 and 5.00% for 2022.
The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2023 and 2022, by asset category. See Note 14 – Fair Value for further information regarding the three levels of fair value measurement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2023				2022
(In millions)	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Equity mutual funds	59	—	—	59	48	—	—	48
Fixed income mutual funds	29	—	—	29	25	—	—	25
Real estate mutual funds	4	—	—	4	3	—	—	3
Other mutual funds	3	—	—	3	2	—	—	2
Total	$96	$—	$—	$96	$80	$—	$—	$80
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
The Cash Balance Plan's weighted average asset allocation at December 31, 2023 and 2022, by asset category was as follows:

Asset Category	2023	2022
Cash and cash equivalents	1%	2%
Equity mutual funds	62	60
Fixed income mutual funds	30	31
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%
The Bank contributed $8 million in 2023 and expects to contribute $3 million in 2024 to the Cash Balance Plan. The Bank contributed $2 million in 2023 and expects to contribute de minimis amounts in 2024 to the non-qualified defined benefit plans and postretirement health benefit plan.
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

(In millions)
Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans
2024	$4	$—
2025	5	2
2026	5	1
2027	5	1
2028	37	5
2029 – 2033	25	8

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3 million during each of the years ended December 31, 2023, 2022, and 2021.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made to the plan during the years ended December 31, 2023, 2022, and 2021, were de minimis.
Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2023 and 2022, was $58 million and $51 million, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for all employees. Other liabilities include $16 million and $15 million for incentive compensation at December 31, 2023 and 2022, respectively.

Note 13 — Derivatives and Hedging Activities
General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps) and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances, the issuance of consolidated obligations, or the investment in fixed rate assets to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances, consolidated obligations, and investments are transacted and generally have the same maturity dates as the related hedged instrument. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivatives may be either uncleared or cleared. In an uncleared derivative transaction, the Bank’s counterparty is the executing bank or broker-dealer. In a cleared derivative transaction, the Bank may execute the transaction with an executing bank or broker-dealer, either on or off a swap execution facility, but in either case, the Bank’s counterparty is a derivatives clearing organization (clearing house) once the derivative transaction has been accepted for clearing. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
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
The Bank primarily uses interest rate swaps, which are agreements between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is based on a daily repricing index, such as SOFR or the effective Federal funds rate.
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
Mortgage Loans – Prior to June 30, 2021, the Bank invested in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgage loans with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2023 and 2022. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2023			2022
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$90,088	$795	$705	$69,204	$799	$1,062
Derivatives not designated as hedging instruments:
Interest rate swaps	27,349	36	87	47,589	50	133
Total derivatives before netting and collateral adjustments	$117,437	831	792	$116,793	849	1,195
Netting adjustments and cash collateral(1)		(815)	(790)		(823)	(1,193)
Total derivative assets and total derivative liabilities		$16	$2		$26	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $353 million and $694 million at December 31, 2023 and 2022, respectively. Cash collateral received, including accrued interest, was $378 million and $324 million at December 31, 2023 and 2022, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2023, 2022, and 2021.

	2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$3,999	$921	$(3,901)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$117	$91	$(138)
Hedged items	230	230	(438)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	347	321	(576)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,226	$408	$(715)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$814	$1,202	$(1,038)
Hedged items	(804)	(1,247)	944
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	10	(45)	(94)

	2021
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$224	$220	$(62)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$175	$309	$(87)
Hedged items	(390)	(482)	152
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	(215)	(173)	65
(1)Includes net interest settlements.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2023 and 2022.

	2023			2022
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$38,338	$17,029	$(34,121)	$34,535	$11,574	$(21,976)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(427)	$(1,053)	$645	$(740)	$(1,410)	$1,083
Discontinued hedging relationships included in amortized cost	56	621	—	70	740	—
Total amount of fair value hedging basis adjustments	$(371)	$(432)	$645	$(670)	$(670)	$1,083
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the years ended December 31, 2023, 2022, and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2023	2022	2021
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(26)	$34	$108
Net interest settlements	5	(42)	(71)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(21)	(8)	37
Price alignment amount(1)	(4)	(1)	—
Net gain/(loss) on derivatives	$(25)	$(9)	$37
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2023, was $333 million, for which the Bank posted cash collateral of $338 million in the ordinary course of business.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2023 and 2022.

	2023		2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$826	$778	$834	$1,188
Cleared	5	14	15	7
Total gross recognized amount	831	792	849	1,195
Gross amount of netting adjustments and cash collateral
Uncleared	(814)	(776)	(829)	(1,186)
Cleared	(1)	(14)	6	(7)
Total gross amounts of netting adjustments and cash collateral	(815)	(790)	(823)	(1,193)
Total derivative assets and total derivative liabilities	$16	$2	$26	$2

Non-cash collateral received or pledged that can be sold or repledged
Cleared	—	—	(435)	—
Total net amount of non-cash collateral received or pledged	$—	$—	$(435)	$—

Net amount(1)
Uncleared	$12	$2	$5	$2
Cleared	4	—	456	—
Total net amount	$16	$2	$461	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2023, the Bank had additional net credit exposure of $771 million due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position. There was no such additional net credit exposure at December 31, 2022.
Note 14 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2023 and 2022. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2023 and 2022. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	2023
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest-bearing deposits	2,922	2,922	2,922	—	—	—
Securities purchased under agreements to resell	3,650	3,650	—	3,650	—	—
Federal funds sold	3,861	3,861	—	3,861	—	—
AFS securities	18,014	18,014	—	16,955	1,059	—
HTM securities	1,847	1,818	—	1,702	116	—
Advances	61,335	61,216	—	61,216	—	—
Mortgage loans held for portfolio	754	634	—	634	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets, net(2)	16	16	—	831	—	(815)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	962	962	—	962	—	—
Consolidated obligations:
Bonds	64,297	64,037	—	64,037	—	—
Discount notes	19,187	19,182	—	19,182	—	—
Total consolidated obligations	83,484	83,219	—	83,219	—	—
Mandatorily redeemable capital stock	706	706	706	—	—	—
Accrued interest payable	520	520	—	520	—	—
Derivative liabilities, net(2)	2	2	—	792	—	(790)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2022
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	3,677	3,677	3,677	—	—	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—	—
Federal funds sold	4,719	4,719	—	4,719	—	—
Trading securities	1	1	—	1	—	—
AFS securities	12,713	12,713	—	11,531	1,182	—
HTM securities	2,181	2,136	—	1,993	143	—
Advances	89,400	89,183	—	89,183	—	—
Mortgage loans held for portfolio	815	695	—	695	—	—
Accrued interest receivable	313	313	—	313	—	—
Derivative assets, net(2)	26	26	—	849	—	(823)
Other assets(3)	15	15	15	—	—	—
Liabilities
Deposits	989	989	—	989	—	—
Consolidated obligations:
Bonds	75,768	75,396	—	75,396	—	—
Discount notes	35,929	35,916	—	35,916	—	—
Total consolidated obligations	111,697	111,312	—	111,312	—	—
Mandatorily redeemable capital stock	5	5	5	—	—	—
Accrued interest payable	326	326	—	326	—	—
Derivative liabilities, net(2)	2	2	—	1,195	—	(1,193)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2023:
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
As of December 31, 2023, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2023 and 2022, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,421	—	—	12,421
PLRMBS	—	—	1,059	—	1,059
Subtotal AFS MBS	—	12,421	1,059	—	13,480
Total AFS securities	—	16,955	1,059	—	18,014
Advances(2)	—	1,898	—	—	1,898
Derivative assets, net: interest rate-related	—	831	—	(815)	16
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$19,684	$1,059	$(815)	$19,945
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$604	$—	$—	$604
Derivative liabilities, net: interest rate-related	—	792	—	(790)	2
Total recurring fair value measurements – Liabilities	$—	$1,396	$—	$(790)	$606
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2022
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
Trading securities:
MBS – Other U.S. obligations	$—	$1	$—	$—	$1
AFS securities:
U.S. Treasury obligations	—	4,024	—	—	4,024
MBS:
GSEs – multifamily	—	7,507	—	—	7,507
PLRMBS	—	—	1,182	—	1,182
Subtotal AFS MBS	—	7,507	1,182	—	8,689
Total AFS securities	—	11,531	1,182	—	12,713
Advances(2)	—	2,059	—	—	2,059
Derivative assets, net: interest rate-related	—	849	—	(823)	26
Other assets	15	—	—	—	15
Total recurring fair value measurements – Assets	$15	$14,440	$1,182	$(823)	$14,814
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$2,226	$—	$—	$2,226
Derivative liabilities, net: interest rate-related	—	1,195	—	(1,193)	2
Total recurring fair value measurements – Liabilities	$—	$3,421	$—	$(1,193)	$2,228
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$20	$—	$20
Total nonrecurring fair value measurements – Assets	$—	$—	$20	$—	$20
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2023 and 2022.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2023 and 2022.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2023 and 2022.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023, 2022, and 2021.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	2023	2022	2021
Balance, beginning of the period	$1,182	$1,608	$2,035
Total gain/(loss) realized and unrealized included in:
Interest income	33	55	69
(Provision for)/reversal of credit losses	(4)	(14)	3
Other income/(loss)	—	28	—
Unrealized gain/(loss) included in AOCI	(15)	(146)	18
Settlements	(139)	(366)	(519)
Transfers of HTM securities to AFS securities	2	17	2
Balance, end of the period	$1,059	$1,182	$1,608
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(15)	$(146)	$19
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets held at the end of the period	$29	$41	$71
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the years ended December 31, 2023, 2022, and 2021:

(In millions)	2023	2022	2021
Advances	$28	$(119)	$(62)
Consolidated obligation bonds	(29)	54	8
Total	$(1)	$(65)	$(54)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gain/ (loss) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2023, 2022, and 2021. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2023 and 2022:

	2023			2022
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$1,902	$1,898	$(4)	$2,106	$2,059	$(47)
Consolidated obligation bonds	633	604	(29)	2,278	2,226	(52)
(1)    At December 31, 2023 and 2022, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 15 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2023, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

was $1.2 trillion at December 31, 2023 and 2022. The par value of the Bank’s participation in consolidated obligations was $84.3 billion at December 31, 2023, and $113.1 billion at December 31, 2022.
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
Off-balance sheet commitments as of December 31, 2023 and 2022, were as follows:

	2023			2022
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,547	$8,871	$19,418	$22,640
Commitments to issue consolidated obligation discount notes, par	—	—	—	300
Commitments to issue consolidated obligation bonds, par	—	—	—	2,385
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities on the Statements of Condition and amounted to $57 million and $34 million at December 31, 2023 and 2022, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank does not anticipate any credit losses and did not record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2023 and 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

There were no commitments to fund advances at December 31, 2023 and 2022. Advances funded under advance commitments are fully collateralized at the time of funding.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 13 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of December 31, 2023, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $771 million, all of which may be repledged, and cash collateral, including accrued interest, of $353 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2022, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $435 million, all of which may be repledged, and cash collateral, including accrued interest, of $694 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
The Bank may be subject to various legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition, results of operations, or cash flows.
Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 5 – Advances, Note 8 – Consolidated Obligations, Note 9 – Affordable Housing Program, Note 11 – Capital, Note 12 – Employee Retirement Plans and Incentive Compensation Plans, and Note 13 – Derivatives and Hedging Activities.

Note 16 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank’s capital requirements. (For further information on concentration risk, see Note 11 – Capital and Note 5 – Advances.)
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of and for the three-year period ended December 31, 2023, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
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

(In millions)	December 31, 2023	December 31, 2022
Assets:
Advances	$5,762	$7,269
Mortgage loans held for portfolio	74	80
Accrued interest receivable	5	9
Liabilities:
Deposits	$34	$11
Capital:
Capital Stock	$191	$215

(In millions)	2023	2022	2021
Interest Income:
Advances	$271	$114	$51
Mortgage loans held for portfolio	3	1	—
Interest Expense:
Deposits	1	—	—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at December 31, 2023 and 2022, and were recorded as “Interest-bearing deposits” in the Statements of Condition.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2023 and 2022, the Bank extended overnight loans to other FHLBanks for $2.6 billion and $2.4 billion, respectively. During 2021, the Bank extended no overnight loans to other FHLBanks. The amount of interest income for these advances was de minimis for the years ended December 31, 2023, 2022, and 2021. During the years ended December 31, 2023, 2022, and 2021, the Bank borrowed $5.5 billion, $10.4 billion, and $140 million, respectively, from other FHLBanks. Interest expense related to these borrowings was $2 million and $1 million for the years ended December 31, 2023 and 2022, respectively, and was de minimis for the year ended December 31, 2021.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank Chicago that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2023, 2022, and 2021, the Bank recorded a de minimis amount, $1 million, and $1 million, respectively, in transaction services fee expense to the FHLBank Chicago, which was recorded in the Statements of Income as other expense.
Note 17 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2023, 2022, and 2021.

(In millions)	2023	2022	2021
Professional and contract services	$35	$28	$28
Occupancy	11	11	11
Equipment	5	6	7
Other	17	13	8
Total	$68	$58	$54

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
During the three months ended December 31, 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2023 and 2024, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2023 and 2024, two of which were public interest director positions.
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
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.
Board of Directors
The following table sets forth information (ages as of February 29, 2024) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
F. Daniel Siciliano, Chair(1)(9)	53	2017	2024
Brian M. Riley, Vice Chair(2)(7)(9)	59	2015	2026
David Adame(1)(8)	60	2022	2025
Banafsheh Akhlaghi(1)(8)(10)	55	2022	2025
Laura Archuleta(1)(7)	59	2024	2027
Jeffrey K. Ball(3)(7)	59	2018	2024
Marangal (Marito) Domingo(4)	63	2018	2025
Ana E. Fonseca(5)(8)(9)	58	2022	2027
Lori R. Gay(1)	61	2021	2024
Matthew Hendricksen(6)(8)(10)	44	2020	2027
Simone Lagomarsino(4)(7)	62	2013	2024
Chang M. Liu(4)	57	2023	2026
Joan C. Opp(4)(7)(9)(10)	57	2018	2025
Silvio Tavares(1)(7)(8)	52	2024	2027
Gary L. Trujillo(1)(7)(9)	63	2023	2026
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
(4)    Elected by the Bank’s California members eligible to vote.
(5)    Ms. Fonseca was elected by the Bank’s California members eligible to vote, for a four-year term beginning January 1, 2024. Previously, Ms. Fonseca was elected by the Board to fill a vacant California member director position effective July 28, 2022.
(6)    Elected by the Bank’s Nevada members eligible to vote.
(7)    Member of the Audit Committee in 2024.
(8)    Member of the Compensation and Human Resources Committee in 2024.
(9)    Member of the Audit Committee in 2023.
(10)    Member of the Compensation and Human Resources Committee in 2023. Former Directors Melinda Guzman and Kevin Murray were also on the Compensation and Human Resources Committee in 2023.

The Board has determined that Audit Committee Chair Joan C. Opp, Audit Committee Vice Chair Jeffrey K. Ball, and Audit Committee members Brian M. Riley, Simone Lagomarsino, Silvio Tavares, and Gary L. Trujillo are “audit committee financial experts” within the meaning of the Securities and Exchange Commission (SEC) rules. For information concerning the experience through which these individuals acquired the attributes required to be deemed audit committee financial experts, refer to the biographical information below. The Bank is required by SEC rules to disclose whether the audit committee financial experts are independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, all of the Bank’s audit committee financial experts are independent. In addition, all of the Bank’s audit committee financial experts are independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

F. Daniel Siciliano, Chair
F. Daniel Siciliano is a Stanford Law School fellow (CodeX) and co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently president and CEO of Nikkl, Inc., a fintech start-up that helps individuals and companies access and deploy capital to optimize returns in previously inefficient markets. Mr. Siciliano is the chair of the board of both the American Immigration Council and the Silicon Valley Directors’ Exchange, and serves on the board and as chair of audit for the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chair of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
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

David Adame
David Adame has served as president and chief executive officer of Chicanos Por La Causa (CPLC), one of the nation’s largest community development corporations from 2015 until 2023. Mr. Adame served as chief operating officer and chief financial officer from 2008 to 2015, before taking on the position of president and chief executive officer. Previously, Mr. Adame was vice president of Arizona operations for McCormack Baron & Salazar, responsible for overseeing the firm’s role in Henson Village, a HOPE VI project in Phoenix. He served as senior deputy director of Fannie Mae’s Arizona partnership office from 1997 to 2003. Prior to that, he worked at JPMorgan Chase & Co. (then called Bank One Arizona) for eight years. Mr. Adame previously served on the Bank’s Affordable Housing Advisory Council from 2016 to 2021. Mr. Adame’s experience in representing community interests in housing, health and human services, education, economic development, and advocacy, and his management skills, as indicated by his background, support Mr. Adame’s qualifications to serve as a public interest director on the Bank’s Board.
Banafsheh Akhlaghi
Banafsheh Akhlaghi is president and chief executive officer of Akhlaghi Law, Mill Valley, California, an international private law practice founded in 2010. She has over 20 years of experience as founder of a civil rights nonprofit, consultant to the United Nations, and Regional Director with Amnesty International. Her expertise includes Environmental, Social, Governance (ESG), Risk Management, Legal and Business Strategy, Diversity & Inclusion, and Public Policy. She has been a member since 2010 and was previously chair of, the Legal Services Trust Fund Commission of the State Bar of California, focusing on legal advocacy for underserved and underrepresented populations and homelessness prevention. Ms. Akhlaghi’s current position as a principal in a law firm, her expertise in governance and risk management, and her management skills, as indicated by her background, support Ms. Akhlaghi’s qualifications to serve on the Bank’s Board.

Laura Archuleta
Laura Archuleta is president and CEO of Jamboree Housing Corporation, Irvine, California, a nonprofit housing development company. Ms. Archuleta leads the development, acquisition, renovation, and management of affordable housing across California. Under her visionary leadership for over two decades, Jamboree's portfolio has expanded to a substantial $3.2 billion, providing homes for over 20,000 residents, including low-income families, seniors, transitional age youth, and individuals with special needs. Her commitment to bridging diverse interests and fostering collaboration is evident in her ability to unite stakeholders from all walks of life, achieving common goals and creating innovative solutions to address California's pressing housing demand. She also brings decades of experience serving on numerous boards, including the Cal State Fullerton Philanthropic Foundation Board of Governors, California Housing Consortium, and California Building Industry Association (CBIA). She is a founding member of UC Irvine's Livable Cities Lab, which leverages academic expertise to study the impact of affordable housing. Ms. Archuleta’s current position as the principal executive officer of a developer of affordable housing properties in California, and her management skills, as indicated by her background, support Ms. Archuleta’s qualifications to serve on the Bank’s Board.

Jeffrey (Jeff) K. Ball
Jeffrey (Jeff) K. Ball is the president and chief executive officer of the Orange County Business Council where he represents the interests of local businesses and organizations in promoting the region’s economic prosperity. He is the founder of First Pacific Bank (formerly Friendly Hills Bank), Whittier, California, where he previously served as president and chief executive officer and is currently vice chair. He also currently serves on the board of directors for Mobility21, and Data Center, Inc., as chair of the audit committee. Prior to opening First Pacific Bank he held several office positions with Bank of America Corporation focused on both commercial and investment banking. Mr. Ball is a leading advocate for the importance of financial education in all communities and was the lead petitioner in the establishment of Kinetic Academy, a K-8 charter school in Huntington Beach, California where he currently serves as chair. Mr. Ball is a past chair of the California Bankers Association, past president of the Whittier Host Lions Club, and past founding chair of the Whittier Union High School District Foundation. Mr. Ball is also a member by appointment of the Legal Services Trust Fund Commission of the California State Bar which he previously chaired, is a public member of the Accrediting Commission for Community and Junior Colleges and serves on the board of governors of the Los Angeles Area Chamber of Commerce. Mr. Ball frequently guest lectures on financial and economic principles at high schools and universities across the nation. Mr. Ball’s current position as a director and previous service as an executive officer of a Bank member, his previous officer positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.

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

Ana E. Fonseca
Ana E. Fonseca has 37 years’ experience in the financial services industry and has been the president and chief executive officer of Logix Federal Credit Union, Valencia, California, since January 2019. From April 2002 through December 2018, she held leadership roles including executive vice president/chief operating officer and executive vice president/chief financial officer. She is experienced in developing and executing strategies to achieve long term profitable growth, sustain high levels of customer delight, and build high performing teams and has overseen fiscal operations, sales and revenue growth, customer service/experience, lending, risk management, facilities management, information technology, data and financial analytics and business operations. Ms. Fonseca’s current position as the principal executive officer of a Bank member, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Fonseca’s qualifications to serve on the Bank’s Board.
Lori R. Gay
Lori R. Gay has been president and chief executive officer of Neighborhood Housing Services of Los Angeles County (NHS) since 1990. NHS serves as a community development financial institution and full-service real estate firm. Ms. Gay has served on numerous boards of directors, including the Federal Reserve Bank of San Francisco, Los Angeles Branch, the California Organized Investment Network, and the California Housing Finance Agency. Ms. Gay’s current position as the principal executive officer of an affordable homeownership services provider responsible for reaching families with financial counseling and affordable lending and redevelopment services and her management skills, and her involvement in and knowledge of corporate governance, finance, auditing, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Gay’s qualifications to serve as a public interest director on the Bank’s Board.
Matthew Hendricksen
Mr. Hendricksen is a senior vice president with Employers Holdings, Inc. (EMPLOYERS®), overseeing the treasury and investment operations of Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, Employers Assurance Company, and Cerity Insurance Company. During his 20-plus year career, Mr. Hendricksen has specialized in investments, derivatives, collateral operations, risk management, and insurance regulations. Mr. Hendricksen’s current position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, risk management, and financial management, as indicated by his background, support Mr. Hendricksen’s qualifications to serve on the Bank’s Board.

Simone Lagomarsino
Simone Lagomarsino, a director since November 2018, currently serves as community impact officer of Pacific Premier Bank, Irvine, California, and was previously a director of Pacific Premier Bank and its holding company, Pacific Premier Bancorp, from April 2017 through November 2018. Beginning in January of 2022, she joined the board of directors of the Federal Reserve Bank of San Francisco head office. Formerly, Ms. Lagomarsino served as president and chief executive officer of Luther Burbank Corporation, and its subsidiary Luther Burbank Savings, Santa Rosa, California, from January 2019 until its merger with Washington Federal Bank (a nonmember bank), which was completed on February 29, 2024. From July 2019 to June 2022, Ms. Lagomarsino was on the board of Hannon Armstrong, a real estate investment trust that provides capital to leading companies in the energy efficiency, renewable energy, and other sustainable infrastructure markets. Ms. Lagomarsino has also been the president and chief executive officer of Western Bankers Association (formerly California Bankers Association) from April 2017 through December 2018. Prior to that she was chief executive officer and a director of Heritage Oaks Bank and president of Heritage Oaks Bancorp, Paso Robles, California, from September 2011, until its merger with Pacific Premier Bank and Pacific Premier Bancorp in April 2017. Prior to that, Ms. Lagomarsino was president and chief executive officer of Kinecta Federal Credit Union from June 2006 through January 2010. She is a financial services professional with more than 30 years of experience in executive positions. Ms. Lagomarsino’s current position as an officer of a Bank member, her previous director and executive officer positions with Bank members and other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Lagomarsino’s qualifications to serve on the Bank’s Board.

Chang M. Liu
Chang M. Liu is president and chief executive officer of Cathay Bank and its holding company Cathay General Bancorp, where he serves on both entities’ board of directors. Mr. Liu has over 31 years of experience in the financial services industry. Mr. Liu joined Cathay Bank in 2014 as senior vice president and assistant chief lending officer. He has held various leadership positions of increasing responsibilities, including executive vice president and chief lending officer in 2016 and chief operating officer in 2018. Before being named president, Mr. Liu was responsible for managing and overseeing all commercial and real estate lending, business development, and various operations. Mr. Liu also serves as a member of the Western Bankers Association board of directors and the American Cancer Society’s CEOs Against Cancer group, on the board of advisors for the UCLA Anderson Forecast, and serves on the board of directors of Foothill Family Service. Mr. Liu’s current position as the principal executive officer of a Bank member, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Liu’s qualifications to serve on the Bank’s Board.

Joan C. Opp
Joan C. Opp has been the president and chief executive officer of Stanford Federal Credit Union, Palo Alto, California, since May 2010. From February 2002 to April 2010, she was executive vice president and chief financial officer for Texas Trust Credit Union overseeing accounting, information technology, marketing and business services, as well as three credit union service organizations. Prior to that, Ms. Opp was a partner with the CPA firm of Clifton Gunderson, LLP, and is a Certified Public Accountant. Ms. Opp serves on the board of directors of CO- OP Financial. Ms. Opp’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Opp’s qualifications to serve on the Bank’s Board.

Silvio Tavares
Silvio Tavares has been president and CEO of VantageScore, South San Francisco, California since 2001. VantageScore is one of the most widely used credit scores in North America and was used over 19 billion times in 2022, including by over 200 million U.S. consumers. Under his leadership, VantageScore is now used by nine of the top 10 banks in the U.S. and by more than 3,000 banks and fin-techs overall. Silvio is an experienced financial services public company board director, chief executive officer, and executive and has served on several public company boards including as Audit Committee Chair and Compensation Committee Chair. Mr. Tavares also previously held senior executive roles at several Fortune 500 financial services technology companies, including Visa and Fiserv’s First Data business. He holds a J.D. degree from the Boston University School of Law; an M.B.A. degree from the Boston College Carroll School of Management; and a B.S. degree in Electrical Engineering from Tufts University. He has invented or co-invented over 15 patents in financial data technology, risk management and machine learning technologies. Mr. Tavares’s current experience as an executive officer of a leading credit modeling company, his previous experience as an executive officer in financial services, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Tavares’ qualifications to serve on the Bank’s Board.

Gary L. Trujillo
Gary L. Trujillo is the founder and serves as president and chief executive officer of Southwest Harvard Group, LLC, an investment firm and family office in Phoenix, Arizona. He is also executive chairman of the Standard Printing Company, Inc. Mr. Trujillo has been a serial entrepreneur for over 30 years with significant experience as a chief executive officer, financier, founder, operator, and independent corporate board member, including serving on three publicly traded company boards and multiple privately owned company boards in the technology, healthcare, auto, real estate, and financial services industries. Mr. Trujillo is also recognized nationally as a dedicated community leader, having co-founded the Be A Leader Foundation in 2002, an education-focused nonprofit serving more than 14,000 students per year. Mr. Trujillo’s current and previous experience as an executive officer of an investment firm and other companies, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Trujillo’s qualifications to serve on the Bank’s Board.

Executive Officers
Teresa Bryce Bazemore
Teresa Bryce Bazemore, 64, is currently serving as president and chief executive officer. She has held the position of president and chief executive officer since March 2021. Prior to joining the Bank, Ms. Bazemore served as the president of Radian Guaranty from July 2008 until her retirement in April 2017, where she oversaw the strategic planning, business development, and operations of the mortgage insurance business line. Prior to being appointed as the president of Radian Guaranty, Ms. Bazemore served as executive vice president, general counsel, and corporate secretary from October 2006 to July 2008, and added the role of chief risk officer of Radian Group in February 2007. Before joining the Radian Group, Ms. Bazemore was the vice president, general counsel, and secretary for Nexstar Financial Corporation from June 2000 to May 2006, and before that she was the general counsel of the mortgage banking line of business at Bank of America from March 1997 to May 2000. Following her retirement from Radian Guaranty, Ms. Bazemore served as a member of the board of directors of FHLBank of Pittsburgh from August 2017 until March 2019, when she relocated to California. In addition, Ms. Bazemore currently is a member of the board of directors of T. Rowe Price Funds where she served as the audit committee chair until October 2023. She is also a member of the board of directors of First Industrial Realty Trust, Inc., and serves as the audit committee chair since May 3, 2023. She previously served as a member of the board of directors of Chimera Investment Corporation from November 2017 to February 2021. Professional appointments she has held include: Federal Reserve Bank of Philadelphia Economic Advisory Council, Fannie Mae National Advisory Council, and Consumer Advisory Council of the Federal Reserve.
Joseph E. Amato

Joseph E. Amato, 65, is currently serving as executive vice president and chief financial officer. He has held the position of executive vice president and chief financial officer since May 13, 2021. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020, and served as the Bank’s interim chief financial officer from January 4, 2021, until his appointment as the Bank’s chief financial officer. Prior to joining the Bank, Mr. Amato was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 2019. Prior to that, Mr. Amato served in various capacities at Freddie Mac from 2001 until 2016, most recently serving as senior vice president and CFO, investments and financial planning.
Arlene Coyle
Arlene Coyle, 51, is currently serving as executive vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as assistant vice president, internal audit, and was promoted to vice president in February 2017. Ms. Coyle has over 25 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their Internal Audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, a Certified Financial Services Auditor, and a Certified Diversity Professional.
Kwame Fields
Kwame Fields, 48, is currently serving as senior vice president, chief information security officer, and chief diversity officer. Mr. Fields has held the positions of chief information security officer since December 2017 and chief diversity officer since July 2021. Previously, he was acting chief diversity officer from July 2020 to July 2021. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was a principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and diversity initiatives. Mr. Fields is a Certified Information Systems Security Professional and a Certified Diversity Professional.
Kelly Gear
Kelly Gear, 51, is currently serving as senior vice president, chief strategy officer. She has held the position of chief strategy officer since January 2022. Ms. Gear joined the Bank in August 2011 as vice president of IT planning and program services. Ms. Gear has over 25 years of management consulting and organizational leadership experience across highly regulated industries, including financial services, pharmaceuticals, and aerospace and defense. Prior to joining the Bank, Ms. Gear served on several executive committees overseeing large-scale global business transformations and strategic initiatives for PricewaterhouseCoopers and Johns Manville, a Berkshire Hathaway company. She is Certified Lean Six Sigma Black Belt and a Certified Diversity Professional.
Anne Segrest McCulloch
Anne Segrest McCulloch, 65, is currently serving as executive vice president, chief legal officer, and corporate secretary. She has held the positions of chief legal officer and corporate secretary since November 2021. She provides legal counsel to the Bank’s management and board of directors on legal and regulatory matters affecting the development and execution of the Bank’s business strategies, policies, and practices. She also directs and manages the Bank’s legal staff, outside counsel, and public affairs team. Ms. McCulloch is a seasoned financial services and housing industry executive and regulatory attorney. Prior to joining the Bank, Ms. McCulloch was president and chief executive office of Housing Partnership Equity Trust from April 2017 through November 17, 2021. Previously, she held several senior positions in the housing sector, including senior vice president, credit and housing access, for Fannie Mae through March 2017.

Mani Massoomi
Mani Massoomi, 46, is currently serving as executive vice president and chief risk officer. He has held the position of chief risk officer since November 2022. He oversees the Bank’s risk management, compliance, model risk, market risk, member and counterparty credit, and related governance frameworks. Previously, Mr. Massoomi served as senior vice president, enterprise risk officer from August 2019 to October 2022. He has over 20 years of experience in risk management, internal audit, banking, capital markets, and technology. Before joining the Bank, Mr. Massoomi was the head of operational and enterprise risk at SoFi in San Francisco. Prior to his tenure at SoFi, he was the audit executive for the domestic and international asset management and enterprise risk management functions at TIAA. His experience also includes positions at Royal Bank of Canada Capital Markets, Millennium Management Hedge Fund, General Motors, and Morgan Stanley. He is a Certified Fraud Examiner, Certified Financial Services Auditor, and Certified Investment and Derivatives Auditor, and holds a Certification in Risk Management Assurance.
Maxine Moir
Maxine Moir, 53, is currently serving as executive vice president and chief human resources officer and head of internal communications. She has held the position of chief human resources officer since February 2020, and head of internal communications since November 2022. Previously, Ms. Moir was senior vice president and director of human resources from July 2017 to February 2020. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management.
Gregory A. Ward
Gregory A. Ward, 54, is currently serving as executive vice president and chief operating officer. He has held the position of chief operating officer since November 2022. He is responsible for the Bank’s operations, information technology, information security, procurement, corporate services, and community investment departments. Mr. Ward joined the Bank in 2013 as vice president, internal audit, and was promoted to deputy director in June 2016 and to director in January 2017, and has held various positions with increasing responsibilities during his tenure, most recently as chief risk officer from May 2019 to October 2022. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant, Certified Internal Auditor, Certified Anti-Money Laundering Specialist, and Project Management Professional.

Anthony (Tony) T. Wong
Anthony T. Wong, 58, is currently serving as executive vice president and chief banking officer. He has held the position of chief banking officer since April 2020. Previously, Mr. Wong was senior vice president, member financial services, and chief marketing officer. He joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure. Prior to joining the Bank, he worked in the capital markets group at Barclays Global Investors (formerly Wells Fargo Nikko Investment Advisors). He is a Certified Mortgage Banker, Accredited Mortgage Professional, and Certified Diversity Professional.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2023. Our named executive officers for 2023 are individuals who served as our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers.
Compensation and Human Resources Committee and Regulatory Oversight
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s board of directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president and each executive vice president, and any senior vice president serving as such as of December 31, 2018). For 2024 and 2023, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual executive incentive compensation risk assessment of the Bank’s compensation policies and practices for the Bank’s senior executive officers.
Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.
With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) provides certain oversight of FHLBanks, including the Bank executive officer compensation, and requires that an FHLBank, including the Bank, provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s Board for its review prior to the compensation decisions taking effect.

The Finance Agency has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks, including the Bank. The rule addresses the authority of the Director of the Finance Agency to: (i) approve named executive officer agreements that provide for compensation in connection with termination of employment and (ii) review the compensation arrangements of named executive officer of the FHLBanks and to prohibit an FHLBank from providing compensation to any named executive officer that the Director of the Finance Agency determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.
Our Executive Compensation Philosophy and Executive Compensation Program
The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. The goal of our executive compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our mission. Our executive compensation program provides total remuneration, which includes base salary, short- and long-term cash incentive compensation, and retirement and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market.
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
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2023, the Board adopted four corporate goals: the Business and Financial goal, the Risk Management goal, the Community Investment goal, and the Diversity, Equity, and Inclusion (DEI) and People goal.
The Business and Financial Goal
The Business and Financial goal for 2023 was comprised of four goal components: (i) Financial Performance – Adjusted Return on Capital (AROC) Spread; (ii) Operating Efficiency – Operating Expense Management; (iii) Member Business – Advances and Letters of Credit Volume; and (iv) Member Business – Product Utilization.
The Financial Performance goal component recognized that an adequate financial return on the private capital that members contribute to the Bank is important to members as shareholders and was expressed as a target percentage of AROC spread, which is the adjusted return on capital less the benchmark yield on capital. The Target Range (100%) level of achievement was set equal to 3.50% to 4.25% or 1.24% to 1.99% above the 2023 base case financial projections in the Bank’s 2023-2025 Strategic Plan (Plan). The Maximum goal was 5.00%, reflecting the Plan optimistic scenario plus an add-on to increase its stretch.
The Operating Efficiency goal component incentivizes operating at or below the Bank’s approved 2023 operating expense budget of $168 million and demonstrates the importance of cost management and operating efficiency. The Target Range (100%) level of achievement was set at the 2023 operating expense budget to $2 million below budget, or $168 million, to $166 million. Minimum achievement level was set equal to 2023 operating expenses that are $3 million, or 2.0%, higher than the 2023 operating expense budget, while the Maximum level of achievement was set equal to 2023 operating expenses that are $10 million, or 6.0% lower than the 2023 operating expense budget.
The Member Business – Advances and Letters of Credit Volume goal was designed to focus management on member business and measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, which is a key to enhancing the Bank’s member business franchise and fulfilling the Bank’s mission. The Board set the Target Range level of achievement based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the Target volume levels was commensurate with extending credit to members in a safe and sound manner. The Target Range for the advances and letters of credit volume goal was set equal $90 billion to $100 billion, significantly above the 2023 base case in the Plan of $80.9 billion. The Maximum level of achievement for this goal component was $125 billion, reflecting the Plan optimistic scenario plus an add-on to increase stretch. The Minimum achievement level was set equal to the Plan pessimistic scenario of $55.3 billion.
The Member Business – Product Utilization goal was designed to focus management on member business and measure how well the Bank increased member engagement by encouraging members that did not use advances or letters of credit products in 2022 to use these products in 2023. The Target level of achievement was set equal to the average conversion rate from 2019 to 2022, or 40%. The Minimum and Maximum levels, 30% and 60% respectively, were informed by the high and low conversion rates over the prior three years.

The Risk Management Goal
The Risk Management goal was comprised of three components: (i) Climate Risk Management; (ii) Consolidated Supplier Cyber Risk Management; and (iii) Information Security Risk Management.
The first Risk Management goal component was intended to create and implement a Climate Change Risk Framework that will outline the Bank’s governing principles around associated risks and help operationalize identification, measurement, monitoring, and management of these risks. The Climate Risk Management goal component was an initiative goal and consisted of three distinct independent goal Targets. Each goal Target was equally weighted, and achievement was measured based on the number of goal Targets fully completed in 2023.
The Consolidated Supplier Cyber Risk Management goal component was designed to enhance capabilities to better equip the Bank to monitor and evaluate cyber related risks, including enabling management to respond more efficiently to supplier cyber breaches and reduce the potential negative impact on Bank operations. The Consolidated Supplier Cyber Risk Management goal component was an initiative goal and consisted of three distinct independent goal Targets. Each goal Target was equally weighted, and achievement was measured based on the number of goal Targets fully completed in 2023.
The Information Security Risk Management goal was designed to improve the Bank’s information security first line of defense by incentivizing the workforce to participate in optional training and test taking, in addition to the Bank’s required training courses, and the successful identification of simulated and real phishing attempts. As employees increase their knowledge of information security concepts, practices, and resources they will become better equipped to identify, report, and appropriately react to information security attacks that may directly or indirectly target them. The levels of achievement were informed by the number of 2022 Security Champions (30% of workforce). The Target level of achievement was 40%, or 10% higher than 2022 and the Minimum and Maximum levels of achievement were set equal to 30% and 60%, respectively.
The Community Investment Goal
The Community Investment goal for 2023 was comprised of two components: (i) the Nevada Targeted Program; and (ii) Community Investment Program (CIP), Advances for Community Enterprise (ACE) Program, Letters of Credit, and Access to Housing and Economic Assistance for Development (AHEAD) Program Product Utilization.
For the first Community Investment goal component, the Bank committed to take steps to increase the participation of Nevada sponsors and members in Community Investment Programs (CIP), and more specifically, in the Affordable Housing Program (AHP) General Fund. As a result, the Bank sought to launch, receive applications, and award funds for its Nevada AHP Targeted Fund in 2023. The Community Investment Nevada Targeted Program goal component was an initiative goal and consisted of three distinct independent goal Targets. Each goal Target was equally weighted, and achievement was measured based on the number of goal Targets fully completed in 2023.
Consistent with the Bank’s public policy purpose, the second Community Investment goal component focused management on meeting the Bank’s objective of making advances and credit programs that promote and assist housing and community economic development activities available to members. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members is critical. This goal included achievement levels for: (i) the number of unique members that used an advance or letter of credit under the CIP or ACE Program and (ii) the number of unique members that received an award in the AHEAD Program during 2023.
The Diversity, Equity, and Inclusion (DEI) and People Goal
The DEI and People goal for 2023 comprised of a single goal designed to enhance DEI data management, increase the percentage of the workforce that achieves Diversity Champion status, and improve employee retention. The DEI data management goal incentivizes new or enhanced tools and improved processes that minimize opportunity for human error, improve quality controls, and reduces manual effort for management and regulatory reporting of DEI data and trends. Like the Security Champions goal, the Diversity Champions goal incents the Bank’s workforce to achieve Diversity Champions status to deepen individual understanding and adoption of diversity and inclusive behaviors that reinforces the Bank’s commitment to DEI while providing an environment where each employee has a sense of belonging. The workforce turnover incentivizes management to provide people managers with additional tools, training, and resources to retain and develop critical team members by aiming to keep voluntary turnover below 10%. The DEI and Talent goal is an initiative goal and consists of three distinct independent goal Targets. Each goal Target is equally weighted, and achievement was measured based on the number of goal Targets fully completed in 2023.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s Strategic Plan and reflect strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2023 strategic objectives were to: (i) enhance membership value and business utilization; (ii) continually improve organizational performance; (iii) attract, develop, inspire, and retain high performing talent; and (iv) expand community investment impact across the district.
The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2023, the achievement levels of each of the four Bank corporate goals (the Business and Financial goal, the Risk Management goal, the Community Investment goal, and the DEI and People goal) were weighted at 80% in the aggregate with the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.

The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan (EIP) for 2023 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2023, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including regional and community banks and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks.
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
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. McLagan does not currently provide any other services to the Bank. In 2023, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives with those at commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group for comparison, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2023 executive compensation levels and to check, evaluate, and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.
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
Elements of Our Executive Compensation Program
Base Salary Compensation
Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is based on a combination of factors, including comparative salary information from industry salary surveys that include financial institutions in the Bank’s peer groups. Other factors include the named executive officer's relevant experience and accomplishments and level of responsibility at the Bank and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the named executive officers, effective as of the beginning of each year, based on the individual's performance and contributions to the Bank’s achievements or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. Base salary adjustments for the named executive officers are subject to review and non-objection from the Finance Agency. For the base salaries of the current named executive officers, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees.”
Executive Incentive Plan
The Board adopted the EIP, which is designed to attract and retain senior executive officers and to motivate and focus their efforts on achieving the Bank’s business plan and accomplishing its goals and objectives while maintaining the safety and soundness of the Bank. The EIP is a cash-based incentive plan that provides award opportunities based on achievement of performance goals and the satisfaction of certain qualifiers.
The EIP provides for an annual total incentive award (Annual Award) for a one-year performance period. Fifty percent (50%) of the Annual Award is earned and vested after the last day of the one-year performance period (Year-End Award). The remaining fifty percent (50%) is deferred (Deferred Award) for a three-year period (“Deferral Performance Period”) during which payment is conditioned upon the satisfaction of certain “qualifiers” (discussed below) that recognize the risk outcomes of executive decision making. Deferred Awards may be reduced or subject to forfeiture if qualifiers are not met during the Deferral Performance Period. The deferral component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements, which is intended to, among other things, promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss to the Bank.
Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP for 2023, the Board established the following 2023 performance goals for the Annual Award: the business and financial goal; risk management goal, community investment goal, and DEI and people goal. The Board defined “Minimum,” “Meets,” and “Maximum” achievement levels for each performance goal to determine the amount of the award. Performance goal measures range from 75% of Target (Minimum) to 150% of Target (Maximum). The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. In determining the appropriate performance goals and qualifiers the Board will, among other things:
•balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks;
•make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and
• monitor the success of the performance goals and qualifiers, taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.

For the 2023 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers (other than the Chief Risk Officer)		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Business and Financial	45.0%	36.0%	28.0%	22.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
Community Investment	15.0%	12.0%	9.0%	8.0%
DEI and People	20.0%	16.0%	13.0%	10.0%
Total	100.0%	100.0%	100.0%	100.0%
The achievement levels in the EIP for 2023 were designed to reward senior executive officers for achievement of the Bank’s corporate goals and objectives as described above, based on a Target level of achievement for all corporate goals and the officer's individual goal(s). The Maximum achievement level was designed to reward senior executive officers when the Bank and the individual officer achievements far exceed the Target level. The Maximum achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, considering each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for

2023 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
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
The following table shows the total incentive award levels for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2023 under the EIP for the eligible senior executive officers.

	Total Annual Award as % of Base Salary			Year-End Award as % of Base Salary			Deferred Award as % of Base Salary
Title	Minimum	Meets	Maximum	Minimum	Meets	Maximum	Minimum	Meets	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
Senior Executive Officers (other than the CEO)	40.0%	65.0%	85.0%	20.0%	32.5%	42.5%	20.0%	32.5%	42.5%
Vesting of any award is subject to the participant receiving a satisfactory performance rating and being actively employed on the last day of the relevant performance period, except in certain cases, such as termination because of death or disability, retirement, reduction in force, department reorganization, substantial job modification, or termination for Good Reason or without Cause, or “Change in Control” (as defined in the EIP), and subject to certain conditions being met. In such cases, the EIP provides that a Deferred Award will be treated as fully vested as of the date of termination and the relevant pro rata portion of the Annual Award will be treated as vested for that portion of the relevant performance period based on the assumption that the Bank would have achieved the applicable performance goals at the Target level and satisfied the qualifiers for the relevant performance period.
The following are the performance qualifiers for 2023 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; and (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock.
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
The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, an annual compounding interest rate of 6% is applied to any Deferred Awards. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and completion of any required Finance Agency review. The EIP for 2023 also includes a “cap” on the total incentive award payout for any particular year where the sum of the Year-End Award plus the Deferred Award vesting after three years and the interest earned on such Deferred Award does not exceed the senior executive officers’ base salary for that calendar year.
The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results. The EIP for 2023 also provides that the Board may apply a “multiplier” to an individual’s Annual Award to account for individual performance not captured in his or her individual performance goals, positive or negative, but not to result in an award level below Minimum or above Maximum.
For additional information regarding awards granted under the EIP for 2023, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
Savings Plan
The Bank’s Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 75% of base salary to the Savings Plan. For employees who have completed at least six months of service, the Bank matches the employee's contribution up to 6% of base salary. Employees are always fully vested in employer matching contributions.
For 2023, the maximum annual before-tax employee contribution to the Savings Plan was limited to $22,500 (or $30,000 for participants age 50 and over), and not more than $330,000 of an employee’s annual compensation could be considered in computing the employee's benefits under the Savings Plan.
Cash Balance Plan
The Cash Balance Plan is a tax-qualified defined benefit plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2023, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $330,000.
The benefits under the Cash Balance Plan annual benefit component are fully vested after an employee completes three years of service, or when the participant reaches age 65. Vested amounts are generally payable in a lump sum or as an annuity when the employee leaves the Bank.

Benefit Equalization Plan
The Benefit Equalization Plan (BEP) is an unfunded and non-tax-qualified plan that is designed to restore retirement benefits lost because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the IRC.
Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plans. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted because of the IRC limitations discussed above.
An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until distributed. Each year, employees may also elect to defer compensation earned over the IRC compensation limits to the BEP. For each year that a participant makes deferrals to the BEP, lost matching contribution (up to a maximum of 6% of base salary in the aggregate) under the Savings Plan (participant deferrals and Bank matching contributions are referred to herein as Supplemental BEP Savings Benefits) are credited to the participant’s BEP account. The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Under the BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity, or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date after termination of employment. In addition, a participant's elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.
Participants are permitted each calendar year to elect a different time and form of distribution for deferrals made in that calendar year.
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2023 is $22,500. Such payment is known as a limited cash out and applies to a participant’s Supplemental Cash Balance Benefit and Supplemental BEP Savings Benefit, including excess contributions and matching contributions.
Deferred Compensation Plan
Our Deferred Compensation Plan (DCP) is an unfunded and non-tax-qualified deferred compensation plan, consisting of three components for employees: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up retirement benefits that would have been earned under the Cash Balance Plan had any amount of total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Non-Qualified Deferred Compensation Table.” The DCP is made available to all Bank employees including the named executive officers and directors as to their director fees.
Under the DCP, participants' make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, 50% survivor annuity, or 75% survivor annuity upon termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment.

A participant's deferred compensation and the Bank’s make-up Savings Plan matching contributions credited under the DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections regarding the time and form of payment are generally irrevocable unless certain conditions are met. If a participant does not elect the time or form of payment, his or her distribution will be a lump sum at termination of employment.
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2023 is $22,500. Such payment is known as a limited cash out and applies to a participant’s make-up Cash Balance Plan benefits, including participant deferrals and the Bank’s contributions.
Supplemental Executive Retirement Plan
Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s eligible senior executive officers, including the named executive officers (other than Mr. Amato). This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance-style benefit in addition to the tax-qualified benefits under the Cash Balance Plan.
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
Participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total retirement income exceeds fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years of participation in the SERP. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62.
The normal form and time of payment of benefits under the SERP is a lump sum upon the earlier of termination of employment, disability, or death. Upon a timely election, a participant may elect optional forms of payment to commence after termination of employment as specified in the SERP.
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
Compensation and Human Resources Committee
Matthew Hendricksen, Chair
Banafsheh Akhlaghi, Vice Chair
David Adame
Ana Fonseca
Silvio Tavares

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Base Salary	Bonus		Non-Equity Incentive Compensation(1)		Change in Pension Value and Non-Qualified Deferred Compensation(2)		All Other(3)(4) Compensation		Total
Teresa Bazemore(5)	2023	$964,600	$—		$874,300		$479,772		$62,357		$2,381,029
President and CEO	2022	910,000	—		904,200		415,827		178,381	(6)	2,408,408
	2021	696,023	100,000	(7)	662,500		205,378		160,950	(8)	1,824,851

Joseph Amato(9)	2023	500,000	177,417	(10)	378,200		47,001		31,357		1,133,975
EVP and CFO	2022	500,000	177,418	(10)	421,800		49,204		30,368		1,178,790
	2021	319,178	175,000	(11)	260,600		96,122		31,590		882,490

Greg Ward(12)	2023	530,000	—		438,998		362,570		35,531		1,367,099
EVP and	2022	485,000	—		448,044	(13)	—	(14)	32,494		965,538
Chief Operating Officer	2021	460,000	—		421,983		270,113		27,789		1,179,885

Anne Segrest McCulloch(15)	2023	498,750	—		377,300		195,118		33,087		1,104,255
EVP and	2022	476,649	112,500	(16)	400,700		160,413		104,386	(17)	1,254,648
Chief Legal Officer

Tony Wong(18)	2023	437,000	—		330,500		281,494		29,122		1,078,116
EVP and	2022	417,000	—		343,400		29,708		27,874		817,982
Chief Banking Officer	2021	373,309	—		253,700	(19)	118,726		27,309		773,044
(1)The amounts reflect the total Annual Awards earned under the EIP for services performed during the respective fiscal year. Fifty percent (50%) of the total Annual Awards are vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining fifty percent (50%) of the total Annual Awards are deferred and vested on the last day of a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIP is subject to the satisfaction of certain requirements and qualifiers, and completion of Finance Agency review. The amounts also reflect interest for any vested Deferred Awards under the EIP. For the total Annual Award for 2023 under the EIP for 2023, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
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
(5)Ms. Bazemore became president and CEO effective March 15, 2021.
(6)Of this amount, $120,000 represents reimbursement of relocation costs to Ms. Bazemore.
(7)Represents payment of a sign-on payment in accordance with Ms. Bazemore’s employment agreement.
(8)Of this amount, $112,903 represents reimbursement of relocation costs to Ms. Bazemore.
(9)Mr. Amato became the interim CFO effective January 5, 2021, and the CFO effective May 13, 2021.
(10)Represents payment of a discretionary special award in recognition of service as CFO.
(11)Represents payment of a special award in recognition of service as interim CFO.
(12)Mr. Ward, who previously served as chief risk officer, became chief operating officer effective November 1, 2022.
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
(15)Ms. McCulloch became the chief legal officer effective November 18, 2021.
(16)Represents a sign-on payment.
(17)Of this amount, $75,924 represents reimbursement of relocation costs to Ms. McCulloch.
(18)Mr. Wong, who previously served as chief marketing officer and acting chief banking officer, became chief banking officer in May 2021.
(19)In addition to the Annual Award under the EIP for 2021 prorated, the amount includes a prorated award earned by Mr. Wong in the amount of $42,600 under the Bank’s Team Member Incentive Plan earned prior to Mr. Wong becoming eligible for the EIP for 2021 in May 2021.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2023	Plan Period	Payout Date	Minimum	Meets	Maximum
Teresa Bazemore	Year-End Award	2023	February 2024	$241,150	$385,850	$482,300
	Deferred Award	2024-2026	February 2027	241,150	385,850	482,300
Joseph Amato	Year-End Award	2023	February 2024	100,000	162,500	212,500
	Deferred Award	2024-2026	February 2027	100,000	162,500	212,500
Greg Ward	Year-End Award	2023	February 2024	106,000	172,250	225,250
	Deferred Award	2024-2026	February 2027	106,000	172,250	225,250
Anne Segrest McCulloch	Year-End Award	2023	February 2024	99,750	162,100	211,950
	Deferred Award	2024-2026	February 2027	99,750	162,100	211,950
Tony Wong	Year-End Award	2023	February 2024	87,400	142,050	185,750
	Deferred Award	2024-2026	February 2027	87,400	142,050	185,750
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2023 that could have been earned by the respective executive officers for 2023. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2023 for each named executive officer are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2023 is subject to the satisfaction of certain requirements and qualifiers, and completion of Finance Agency review. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”
Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time with or without cause and with or without notice, subject to contractual obligations, if any.
The 2023 annual base salaries as of December 31, 2023, for the 2023 named executive officers who served as of December 31, 2023, were as follows: Teresa Bryce Bazemore, $964,600; Joseph Amato, $500,000; Anne Segrest McCulloch, $498,750; Greg Ward, $530,000; and Tony Wong, $437,000.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the executive vice presidents (other than Mr. Amato), and any senior vice president as of December 31, 2018, who are defined in the Senior Officers’ Policy as “Corporate Senior Officer.”
The Senior Officers' Policy provides severance benefits if the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For these officers, severance is equal to the greater of (i) 12 weeks of base salary, or (ii) the sum of three weeks of base salary, plus three weeks of base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. These officers also receive one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.
In the event a Corporate Senior Officer is involuntarily terminated without “Cause” under certain circumstances or voluntarily terminated with “Good Reason” (as defined by the Senior Officers' Policy) in connection with a Change in Control, upon the Bank’s timely receipt of a separation agreement and release, the officer will receive severance pay in a lump sum equal to one year of base salary.
In addition, in the event of a qualifying termination in connection with a Change in Control, each Corporate Senior Officer will be entitled to continued health and life insurance coverage under the Bank’s group health and life insurance policies, at the Bank’s expense, for a period of 12 months immediately following the effective date of separation. However, the Bank will immediately cease paying such premiums prior to the end of the 12-month period if the executive officer accepts employment with another employer that provides comparable benefits in terms of cost and scope of coverage during the 12-month period. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made to a Corporate Senior Officer pursuant to the Senior Officers' Policy would cause the Bank to fall below such applicable regulatory requirements, such payment will be delayed until the Bank achieves compliance with its regulatory capital requirements.
The Board believes that the level of severance benefits for each named executive officer who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2023 named executive officers who are eligible under the Senior Officers’ Policy currently serving had been terminated on December 31, 2023, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency review) applying the Senior Officers’ Policy would have been as follows: Anne Segrest McCulloch, $115,288; Greg Ward, $341,621; and Tony Wong, $437,332.
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
The employment agreement provides for a severance payment equal to (i) two times Ms. Bazemore’s Salary (as defined in the employment agreement); and (ii) two times Ms. Bazemore’s Annual Incentive Amounts (as defined in the employment agreement) and continued benefits if Ms. Bazemore’s employment is terminated under certain circumstances in connection with a Change in Control (as defined in the employment agreement) of the Bank. Had Ms. Bazemore’s employment been terminated in connection with a Change in Control on December 31, 2023, the approximate value of the benefits payable to Ms. Bazemore would have been $2,808,526, excluding amounts of any outplacement services.
Ms. Bazemore will also be eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s Executive Incentive Plan (EIP) and Supplemental Executive Retirement Plan (SERP). Under Ms. Bazemore’s employment agreement, the amount of Bank annual contribution credits under the SERP will be as follows: 25% of total annual compensation for less than 5 years of credited service and 35% of total annual compensation for 5 or more years of credited service. Under Ms. Bazemore’s employment agreement, the Bank will provide reimbursement of relocation costs up to $250,000.
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
The employment agreement further provides that if Ms. Bazemore was terminated without Cause (as defined in her employment agreement) or for Good Reason (as defined in her employment agreement) at any time, Ms. Bazemore would be entitled to receive severance payments equal to the Severance Payment and all Accrued Benefits. Had Ms. Bazemore been terminated under these circumstances on December 31, 2023, the approximate value of the benefits, payable to Ms. Bazemore, excluding amounts of any Accrued Benefits, would have been $1,780,053.

As previously reported on Form 8-K filed on August 3, 2023, on July 28, 2023, the Board determined not to renew Ms. Bazemore’s employment agreement at the end of the original three-year term on March 14, 2024.
The Board has formed a search committee of the Board, as previously disclosed, to conduct a search for Ms. Bazemore’s successor and to evaluate and propose qualified candidates for approval to the Board. As previously reported on Form 8-K on February 29, 2024, the Board has identified an external candidate and is in the final stages of the recruitment process, which includes non-objection by the Finance Agency and other requirements and conditions.
Due to the ongoing recruitment process, on February 29, 2024, the Bank and Ms. Bazemore entered into an amendment to her employment agreement (Amendment No. 1) to mutually extend the term of her employment to June 30, 2024.
Amato Employment Agreement. The Bank entered into an employment agreement with Joseph Amato dated October 7, 2020, for an initial term of six (6) months (Initial Term) and six (6) automatic extensions of one-month terms thereafter (each referred to as an Automatic One Month Extension Term). Mr. Amato’s initial employment agreement provided that Mr. Amato would receive a base annual salary of $500,000 and a sign-on payment of $50,000, which is subject to a repayment if Mr. Amato’s employment is terminated for Cause or Without Good Reason (as defined in his employment agreement) during the term of his employment agreement. Additionally, Mr. Amato’s employment agreement provided that he would be eligible for a fully discretionary Special Award of up to $300,000 to be received in two parts in recognition of his service as Interim CFO and based on his performance in connection with his duties and responsibilities as the Bank’s principal financial officer. The first 50% of the Special Award ($150,000) was paid at the end of the Initial Term and eligibility for up to the second 50% of the Special Award ($150,000) shall accrue on a pro rata basis over the course of any subsequent Automatic One Month Extension Term.
The initial employment agreement also provided that Mr. Amato acknowledges and agrees that notwithstanding any terms to the contrary in the Bank’s EIP, SERP, and Corporate Senior Officer Severance Policy, such plans and policy would not apply to him in connection with his employment under the employment contract; and the Special Award is in lieu of any and all payments or rights that might otherwise have been available to him under such plans and policy.
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
Amendment No. 1 provided that Mr. Amato will be eligible for a second special award of up to $354,835 in recognition of his service as the Bank’s CFO (Second Special Award). The first 50% of the Second Special Award ($177,418) was paid in 2022. The second 50% of the Second Special Award ($177,417) was paid in 2023.
Additionally, Amendment No. 1 provided that beginning with the Second Term, Mr. Amato will also be eligible to participate in the Bank’s EIP. For the Second Term, Mr. Amato continued to acknowledge that the SERP and the Corporate Senior Officer Severance Policy will not apply to him during the Second Term or any Mutual Extension.
Amendment No. 1 also provided that, upon the expiration of the Second Term or any Mutual Extension, Mr. Amato shall be entitled to receive a severance payment equal to the EIP Annual Award (defined in the EIP to include both the short-term incentive component and the long-term incentive component) as set forth in the Bank’s EIP, which will be treated as vested, on a pro rata basis for the performance period of the year when the expiration of his employment agreement occurs, and any Deferred Awards (as defined in the EIP) will be treated as fully vested, all of which is to be paid out as and when due in accordance with the EIP (Severance Payment).

On October 19, 2022, in accordance with the Mutual Extension, the Bank and Mr. Amato entered into an amendment to his employment agreement to mutually extend the term of his employment following the expiration of the Second Term to March 31, 2024 (Amendment No. 2).
On October 30, 2023, the Bank and Mr. Amato entered into a third amendment to his employment agreement (Amendment No. 3) to mutually extend the term of his employment to September 30, 2024 (Third Term), with an automatic extension until March 31, 2025, unless a non-renewal notice is provided by either the Bank or Mr. Amato at least one month prior to the end of the Third Term or any automatic extension thereof. Amendment No. 3 also amended Mr. Amato’s base annual salary to $540,000, effective January 1, 2024.

Under the terms of Amendment No. 2, as amended by Amendment No. 3, in recognition of Mr. Amato’s extended service as the Bank’s Executive Vice President and CFO, Mr. Amato will be eligible for a fully discretionary “Third Special Award” of up to an amount equal to the actual foregone benefits under the Bank’s SERP and Cash Balance Plan (and related Benefit Equalization Plan) for the 2020 to 2025 plan years reduced by any payments made under the Second Special Award (as defined in Amendment No. 1) and the Third Special Award (as defined in Amendment No.2) and further reduced by any benefits under the Bank’s Cash Balance Plan (and related Benefit Equalization Plan) that become fully vested in recognition of his service as CFO and based on his performance in connection with his duties and responsibilities as the Bank’s principal financial officer.
If Mr. Amato’s employment is terminated at any time by the Bank without Cause or if he terminates his employment for Good Reason, then Mr. Amato shall be entitled to receive an amount equal to his remaining salary, as well as all Accrued Benefits. In addition, Mr. Amato will be entitled to any earned but unpaid amount of the fully discretionary Third Special Award on a pro rata basis for the period up to the date the termination occurs and shall be entitled to receive the Severance Payment (but if Mr. Amato is otherwise entitled to any EIP Awards by operation of the EIP and receives such amount(s), then Mr. Amato would receive the greater of such EIP Awards or the EIP Awards calculated as Severance Payment, but in no event shall Mr. Amato receive both). Had Mr. Amato been terminated under these circumstances on December 31, 2023, the approximate value of the benefits, payable to Mr. Amato, excluding amounts of any Accrued Benefits, would have been $59,495.
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
For 2023, Ms. Bazemore, as president and chief executive officer, was awarded an Annual Award under the EIP of $874,300. Ms. Bazemore’s award was based on the Bank’s 2023 overall achievement level of 127.0%, which comprised the following achievement levels for the Bank’s four corporate goals: 110.3% for the Business and Financial goal; 149.95% for the Risk Management goal; 116.1% for the Community Investment goal; and 150% for the DEI and People goal, along with her 2023 achievement level for her individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of the other 2023 named executive officers for their respective individual goals, the following Annual Awards under the EIP for 2023 were awarded: Joseph Amato, $378,200; Greg Ward, $400,900; Anne Segrest McCulloch, $377,300; and Tony Wong, $330,500.
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
The following table shows the two components of the total Annual Awards for the named executive officers approved by the Board under the EIP for 2023.

(In whole dollars)	EIP for 2023
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Teresa Bazemore	$437,150	$437,150	$874,300
Joseph Amato	189,100	189,100	378,200
Greg Ward	200,450	200,450	400,900
Anne Segrest McCulloch	188,650	188,650	377,300
Tony Wong	165,250	165,250	330,500
Total			$2,361,200
(1)The Year-End Award is 50 percent of the total Annual Award and is included in the Summary Compensation Table.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2027. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.
In reviewing the Bank’s 2023 performance, the Board recognized the other named executive officers' management in addressing risk management, business, financial, operational efficiency, and regulatory challenges and issues, while achieving performance goals and objectives at a very high level. The Board recognized Ms. Bazemore’s achievements and her efforts, in particular, with respect to her leading the Bank through a continued period of economic uncertainty and leadership transition. Additionally, in support of employee engagement, Ms. Bazemore led the Bank’s workforce through a transition from being fully remote to participating in the Bank’s hybrid work program.
To support the achievement level of the Business and Financial goal for 2023, the financial performance goal as measured by full year AROC spread was 3.61%, the operating efficiency goal as measured by full year operating expenses was $168.7 million (above the Bank’s 2023 operating expense budget), the member business volume goal as measured by the average daily balance for advances and letters of credit outstanding during 2023 was $76.9 billion and $20.1 billion, respectively, for a total of $97.0 billion, and the member business product utilization goal as measured by the conversion of rate to active members was 77%.

For the accomplishments relating to the Business and Financial goal for 2023 discussed above, management received an overall achievement level between Target and Maximum, or 110.3%.
To support the achievement level of the first goal component of the Risk Management goal for 2023, management successfully surpassed its Climate Risk Management objectives by developing a Climate Change Risk Framework, creating an inventory of the Bank’s current climate risk controls, and producing quantitative measures of the Bank’s climate risk exposure.

To support the achievement level of the second goal component of the Risk Management goal for 2023, management surpassed its Consolidated Supplier Cyber Risk Management objectives by creating a Supplier Risk Dashboard with a consolidated cyber risk score and embedding the dashboard supplier relationship management to improve processes and reduce supplier risk.

To support the achievement level of the third goal component of the Risk Management goal for 2023, the Information Security Risk Management goal as measured by the percent of the Bank’s workforce that became a Security Champion was 65.1%.

For the accomplishments relating to the Risk Management goal for 2023 discussed above, management received an overall achievement level of 150%.

For the first goal component of the Community Investment goal for 2023, the Bank launched the Nevada Targeted Fund in January 2023 and educated its stakeholders on the new program. The Bank received eight applications for the Nevada Targeted Fund and awarded funding to six projects.

To support the achievement level of the second goal component of the Community Investment goal for 2023, the community investment product utilization goal as measured by the percent of members that used advances, letters of credit, and credit programs that promote and assist housing and community economic development activities was 19.7%.

For the accomplishments relating to the Community Investment goal for 2023 mentioned above, management received an overall achievement level of 116.1%.
To support the achievement level of the DEI and People goal for 2023, management automated DEI data management, quality assurance, and reporting across DEI workforce, procurement, and capital markets pillars, increased employee participation in the voluntary Diversity Champion program that deepened individual understanding and adoption of diversity, inclusion, and belonging to reinforce the Bank’s commitment to DEI, and progressed talent management strategies by achieving a voluntary employee turnover rate below Target.

For the accomplishments relating to the DEI and People goal for 2023 mentioned above, management received an overall achievement level of 150%.

Pension Benefits Table
The following table provides the present value of accumulated retirement and pension-related benefits payable as of December 31, 2023, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Teresa Bazemore	Cash Balance Plan	2.250	$53,053	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	2.250	128,204	—
	Deferred Compensation Plan	2.250	—	—
	Supplemental Executive Retirement Plan(2)	2.750	919,720	—

Joseph Amato	Cash Balance Plan	2.667	56,856	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	2.667	29,459	—
	Deferred Compensation Plan	2.667	20,408	—
	Supplemental Executive Retirement Plan(3)	N/A	—	—

Greg Ward	Cash Balance Plan	9.667	240,891	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	9.667	181,504	—
	Deferred Compensation Plan	9.667	—	—
	Supplemental Executive Retirement Plan(2)	7.000	1,280,711	—

Anne Segrest McCulloch	Cash Balance Plan	1.583	31,315	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	1.583	29,108	—
	Deferred Compensation Plan	1.583	—	—
	Supplemental Executive Retirement Plan(2)	2.083	306,500	—

Tony Wong	Cash Balance Plan	28.250	843,212	—
	Financial Institutions Retirement Fund	0.250	2,065	—
	Benefit Equalization Plan	28.250	120,564	—
	Deferred Compensation Plan	28.250	42,745	—
	Supplemental Executive Retirement Plan(2)	2.667	417,661	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2023 (measured December 31, 2023) was calculated using a discount rate of 4.50%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Prior to the Bank withdrawing from the FIRF, Mr. Wong was a participant in the plan. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.
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

Narrative to Pension Benefits Table
For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank’s financial statements. See the discussion in “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans.”
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2023, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2023 Executive Contributions(1)	2023 Bank Contributions	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2023 Aggregate Balance
Teresa Bazemore	2023	$—	$—	$—	$—	$—	$—
President and CEO

Joseph Amato	2023	120,495	202,279	—	42,733	—	365,507
EVP and CFO

Greg Ward	2023	—	—	—	—	—	—
EVP and
Chief Operating Officer

Anne Segrest McCulloch	2023	—	—	—	—	—	—
EVP and
Chief Legal Officer

Tony Wong	2023	132,441	162,687	—	39,494	—	334,622
EVP and
Chief Banking Officer
(1)The 2023 executive contributions made by Mr. Amato and Mr. Wong are included in the “Non-Equity Incentive Payment” column in the Summary Compensation Table.
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

CHIEF EXECUTIVE OFFICER (CEO) PAY RATIO
For the year ended December 31, 2023, the ratio of the Bank’s CEO’s total compensation for 2023 to the Bank’s median of the annual total compensation for 2023 of all our employees, except the CEO (Median Employee) is 9.34:1. For total compensation for the Bank’s CEO and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees. The calculation also included amounts attributable to change in pension value, which will vary among employees based upon their tenure at the Bank. For 2023, the total annualized compensation of the Median Employee was $255,057, and the total annualized compensation of the CEO was $2,381,029.
The Bank identified the Median Employee by calculating the 2023 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2023 and ranking the 2023 total compensation for all such employees (a list of 318 employees) from lowest to highest, excluding the CEO. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the Board and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2023

(In whole dollars)
Name of Directors serving during 2023	Fees Earned or Paid in Cash
Simone Lagomarsino(1)	$150,000
F. Daniel Siciliano(2)	136,500
Brian M. Riley(3)	132,500
David Adame	123,000
Banafsheh Akhlaghi	130,000
Jeffrey K Ball	130,000
Marangal L. Domingo	130,000
Ana F. Fonseca	123,000
Lori Gay	123,000
Melinda Guzman(4)	130,000
Matthew Hendricksen	132,500
Chang M. Liu	123,000
Kevin G. Murray(4)	130,000
Joan C. Opp	132,500
Gary L. Trujillo	123,000
Total	$1,949,000
(1)Ms. Lagomarsino served as Chair during 2023.
(2)Mr. Siciliano served as Vice Chair during 2023 and is serving as Chair for 2024.
(3)Mr. Riley began serving as Vice Chair in 2024.
(4)Mr. Murray’s and Ms. Guzman’s terms as directors expired on December 31, 2023.

On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The 2023 Board Compensation and Expense Reimbursement Policy (2023 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$95,000	$55,000	$150,000
Vice Chair	81,500	55,000	136,500
Audit, Compensation and HR, and Risk Committee Chairs	77,500	55,000	132,500
All Other Committee Chairs	75,000	55,000	130,000
Other Directors	68,000	55,000	123,000
Under the 2023 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board (month end February, April, June, August, October, and December). In addition, each director received a fee of $11,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $55,000.
The 2023 Directors Compensation Policy provided that a director may receive a meeting fee for participation in one regularly scheduled Board meeting by telephone or virtually. No other fee was paid for participation in meetings of the Board or Board committees by telephone or virtually or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2023 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2023 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend (in person, by telephone, or virtually) at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if the director attended the regular Board meeting, as well as at least one assigned committee meeting during the Board’s regularly scheduled two-day meetings.
The Bank reimbursed directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.
For expense reimbursement purposes, directors' official duties included:
•Meetings of the Board and Board committees,
•Meetings requested by the Finance Agency and FHLBank System committees,
•Meetings of the Council of FHLBanks and its committees,
•Meetings of the Bank’s Affordable Housing Advisory Council,
•Events attended on behalf of the Bank when requested by the president in consultation with the Board chair,
•Other events attended on behalf of the Bank with the prior approval of the Board chair,
•Director education events attended that are consistent with the Bank’s Director Education Guidelines, and with the prior approval of the Board chair (and in the case of the Board chair, the chair of the Governance Committee), and
•National Association of Corporate Directors Annual Meeting.
The 2023 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2023 Directors Compensation Policy also provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.
The Board adopted a Compensation and Expense Reimbursement Policy for 2024, which is substantially similar to the 2023 Directors Compensation Policy, with no increases in director fees for 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 29, 2024.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
JPMorgan Chase, National Association	6,014,742	20.0%
383 Madison Avenue
New York, New York 10179
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 29, 2024.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	First Pacific Bank	Whittier	CA	18,903	0.1%
Marangal (Marito) Domingo	First Technology Federal Credit Union	San Jose	CA	697,064	2.3
Ana E. Fonseca	Logix Federal Credit Union	Valencia	CA	263,925	0.9
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	8,370	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	12,164	—
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	14,964	—
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	20,208	0.1
Matthew Hendricksen	Cerity Insurance Company	Reno	NV	4,681	—
Simone Lagomarsino(1)	Pacific Premier Bank	Irvine	CA	194,080	0.6
Chang M. Liu	Cathay Bank	Los Angeles	CA	172,500	0.6
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	180,900	0.6
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	28,376	0.1
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	60,664	0.2
Total				1,676,799	5.5%
(1)Formerly, Ms. Lagomarsino served as president and chief executive officer of Luther Burbank Corporation, and its subsidiary Luther Burbank Savings, Santa Rosa, California, which was a member in 2023, from January 2019 until its merger with Washington Federal Bank (a nonmember bank), which was completed on February 29, 2024.

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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2023 were, and all current directors are, independent.

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
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Adame, Ms. Akhlaghi, Ms. Archuleta, Mr. Siciliano, Mr. Tavares, and Mr. Trujillo, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2023, were independent in 2023 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities. Using the NASDAQ rules, the following former non-member director who served in 2023 was considered independent by the Board because she had no relationship with the Bank that would interfere with her exercise of independent judgment in carrying out her responsibilities as a director: Ms. Guzman.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2023, were independent in 2023 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Ms. Fonseca, Mr. Hendricksen, Ms. Lagomarsino, Mr. Liu, Ms. Opp, and Mr. Riley.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2023 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2023 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards, the following Compensation and Human Resources Committee members: Ms. Akhlaghi, Ms. Fonseca, Mr. Hendricksen, and Ms. Opp who served in 2023 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Using the NASDAQ rules, the following director who served on the Compensation and Human Resources Committee in 2023 was not considered independent because his organization exceeded the limits of the payment and revenue relationship test in 2020: Mr. Murray.
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2023 were independent and all current Governance Committee members are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2023 and 2022, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2023	2022
Audit fees	$1.4	$1.4
All other fees	—	—
Total	$1.4	$1.4
Audit Fees. Audit fees during 2023 and 2022 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2023 and 2022 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2023 and 2022.
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
In 2023 and 2022, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b)    Exhibits

Exhibit No.	Description
3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco, incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 25, 2022, incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022 (Commission File No. 000-51398)

4.1	Description of Registered Securities

4.2	Capital Plan, as amended and restated effective December 14, 2020, incorporated by reference to Exhibit 4.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2024

10.2	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.4	Form of Director Indemnification Agreement, effective May 15, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.5
Form of Director Indemnification Agreement, effective July 28, 2022, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2023 (Commission File No. 000-51398)

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

10.8
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2023 (Commission File No. 000-51398)

10.9
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated February 19, 2021, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2021 (Commission File No. 000-51398)

10.10
Amendment No. 1 to Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated February 29, 2024, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2024 (Commission File No. 000-51398)

10.11	Board Resolution for 2024 Board of Directors Compensation and Expense Reimbursement Policy

10.12	Executive Incentive Plan, as amended and restated May 28, 2021; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; Appendix VI, as approved January 31, 2020; Appendix VII, as approved May 28, 2021; Appendix VIII, as approved December 10, 2021; and Appendix IX, as approved March 31, 2023. incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023 (Commission File No. 000-51398)

10.13	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.14	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.15	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.16	Corporate Senior Officer Severance Policy, as amended and restated on July 30, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2021 (Commission File No. 000-51398)

10.17	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer
March 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

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

/S/ LAURA ARCHULETA
Laura Archuleta Director

/S/ JEFFREY K. BALL
Jeffrey K. Ball Director

/S/ MARANGAL I. DOMINGO
Marangal I. Domingo Director

/S/ ANA E. FONSECA
Ana E. Fonseca Director

/S/ LORI R. GAY
Lori R. Gay Director

/S/ MATTHEW HENDRICKSEN
Matthew Hendricksen Director

/S/ SIMONE LAGOMARSINO
Simone Lagomarsino Director

/S/ CHANG M. LIU
Chang M. Liu Director

/S/ JOAN C. OPP
Joan C. Opp Director

/S/ SILVIO TAVARES
Silvio Tavares Director

/S/ GARY L. TRUJILLO
Gary L. Trujillo Director