Form 10-Q
period 2024-03-31
Federal Home Loan Bank of San Francisco
filed 2024-05-03
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2024
Class B Stock, par value $100 per share	30,702,056

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$5	$5
Interest-bearing deposits	3,745	2,922
Securities purchased under agreements to resell	1,750	3,650
Federal funds sold	4,645	3,861
Available-for-sale (AFS) securities, net of allowance for credit losses of $26 and $31, respectively (amortized cost of $17,988 and $18,105, respectively)(a)	18,000	18,014
Held-to-maturity (HTM) securities (fair values of $1,729 and $1,818, respectively)	1,756	1,847
Advances (includes $2,535 and $1,898 at fair value under the fair value option, respectively)	56,912	61,335
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	742	754
Accrued interest receivable	185	184
Derivative assets, net	20	16
Other assets	266	240
Total Assets	$88,026	$92,828
Liabilities:
Deposits	$917	$962
Consolidated obligations:
Bonds (includes $590 and $604 at fair value under the fair value option, respectively)	64,405	64,297
Discount notes	14,378	19,187
Total consolidated obligations	78,783	83,484
Mandatorily redeemable capital stock	666	706
Accrued interest payable	447	520
Affordable Housing Program (AHP) payable	136	133
Derivative liabilities, net	33	2
Other liabilities	264	353
Total Liabilities	81,246	86,160
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 25 shares, respectively	2,392	2,450
Unrestricted retained earnings	3,546	3,475
Restricted retained earnings	815	815
Total Retained Earnings	4,361	4,290
Accumulated other comprehensive income/(loss) (AOCI)	27	(72)
Total Capital	6,780	6,668
Total Liabilities and Capital	$88,026	$92,828
(a)    At March 31, 2024, and December 31, 2023, $638 million and $771 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Interest Income:
Advances	$759	$1,163
Interest-bearing deposits	53	50
Securities purchased under agreements to resell	25	92
Federal funds sold	75	130
AFS securities	283	190
HTM securities	25	24
Mortgage loans held for portfolio	6	7
Total Interest Income	1,226	1,656
Interest Expense:
Consolidated obligations:
Bonds	850	920
Discount notes	193	435
Deposits	17	13
Borrowings from other FHLBanks	—	1
Mandatorily redeemable capital stock	16	—
Total Interest Expense	1,076	1,369
Net Interest Income	150	287
Provision for/(reversal of) credit losses	(4)	(1)
Net Interest Income After Provision for/(Reversal of) Credit Losses	154	288
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(14)	1
Net gain/(loss) on derivatives	15	(34)
Standby letters of credit fees	5	5
Termination of long-term funding arrangement	30	—
Other, net	—	2
Total Other Income/(Loss)	36	(26)
Other Expense:
Compensation and benefits	29	27
Other operating expense	14	14
Federal Housing Finance Agency	2	2
Office of Finance	1	2
Other, net	4	—
Total Other Expense	50	45
Income/(Loss) Before Assessment	140	217
AHP assessment	16	22
Net Income/(Loss)	$124	$195
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net Income/(Loss)	$124	$195
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	99	(32)
Total other comprehensive income/(loss)	99	(32)
Total Comprehensive Income/(Loss)	$223	$163
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			38	157	195	(32)	163
Issuance of capital stock	22	2,205					2,205
Repurchase of capital stock	(18)	(1,761)					(1,761)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(2)	(195)					(195)
Cash dividends paid on capital stock (7.00%)				(63)	(63)		(63)
Balance, March 31, 2023	40	$4,007	$770	$3,356	$4,126	$(61)	$8,072

Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	124	124	99	223
Issuance of capital stock	5	482					482
Repurchase of capital stock	(5)	(504)					(504)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock (8.75%)				(53)	(53)		(53)
Balance, March 31, 2024	24	$2,392	$815	$3,546	$4,361	$27	$6,780
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$124	$195
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	(73)	59
Provision for/(reversal of) credit losses	(4)	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	14	(1)
Change in net derivatives and hedging activities	324	(311)
Other adjustments, net	1	1
Net change in:
Accrued interest receivable	(3)	132
Other assets	(29)	(39)
Accrued interest payable	(73)	176
Other liabilities	(13)	40
Total adjustments	144	56
Net cash provided by/(used in) operating activities	268	251
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(807)	27
Securities purchased under agreements to resell	1,900	(4,100)
Federal funds sold	(784)	(4,708)
AFS securities:
Proceeds from maturities and paydowns	75	80
Purchases	(307)	(439)
HTM securities:
Proceeds from maturities and paydowns	91	77
Advances:
Repaid	191,016	646,350
Originated	(186,747)	(658,252)
Mortgage loans held for portfolio:
Principal collected	12	13
Net cash provided by/(used in) investing activities	4,449	(20,952)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	16	10
Net proceeds/(payments) on derivative contracts with financing elements	6	3
Net proceeds from issuance of consolidated obligations:
Bonds	16,428	51,508
Discount notes	13,720	48,764
Payments for matured and retired consolidated obligations:
Bonds	(16,303)	(32,468)
Discount notes	(18,433)	(47,384)
Proceeds from issuance of capital stock	482	2,205
Payments for repurchase/redemption of mandatorily redeemable capital stock	(76)	(105)
Payments for repurchase of capital stock	(504)	(1,761)
Cash dividends paid	(53)	(63)
Net cash provided by/(used in) financing activities	(4,717)	20,709
Net increase/(decrease) in cash and due from banks	—	8
Cash and due from banks at beginning of the period	5	9
Cash and due from banks at end of the period	$5	$17
Supplemental Disclosures:
Interest paid	$1,181	$1,203
AHP payments, net	18	10
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	36	195
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
There have been no changes to the basis of presentation of the Bank’s financial instruments meeting netting requirements or of the Bank’s investments in variable interest entities disclosed in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K.
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for hedging activities; and
•estimating fair values of investments classified as trading and available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option
Actual results could differ significantly from these estimates.
Termination of Long-Term Funding Arrangement. The Bank recognized $30 million as income in the first quarter of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K. Other changes to these policies as of March 31, 2024, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2024, and December 31, 2023, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2024, and December 31, 2023. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $18 million and $2 million, respectively, as of March 31, 2024, and $16 million and $2 million, respectively, as of December 31, 2023.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2024, and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes $1 million and $2 million of accrued interest receivable as of March 31, 2024, and December 31, 2023, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of March 31, 2024, and December 31, 2023, were as follows:

March 31, 2024
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,525	$—	$9	$—	$4,534
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	12,419	—	35	(16)	12,438
PLRMBS	1,044	(26)	36	(26)	1,028
Total mortgage-backed securities (MBS)	13,463	(26)	71	(42)	13,466
Total	$17,988	$(26)	$80	$(42)	$18,000

December 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,530	$—	$4	$—	$4,534
MBS:
GSEs – multifamily	12,500	—	4	(83)	12,421
PLRMBS	1,075	(31)	35	(20)	1,059
Total MBS	13,575	(31)	39	(103)	13,480
Total	$18,105	$(31)	$43	$(103)	$18,014
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $69 million and $68 million at March 31, 2024, and December 31, 2023, respectively.
At March 31, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $56 million, discounts of $187 million, and previous credit losses related to the prior methodology of evaluating credit losses of $314 million for PLRMBS. At December 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $191 million, and previous credit losses related to the prior methodology of evaluating credit losses of $312 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2024, and December 31, 2023. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$367	$1	$3,368	$15	$3,735	$16
PLRMBS	103	6	244	20	347	26
Total	$470	$7	$3,612	$35	$4,082	$42

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$7,517	$45	$3,525	$38	$11,042	$83
PLRMBS	30	1	283	19	313	20
Total	$7,547	$46	$3,808	$57	$11,355	$103
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of March 31, 2024, and December 31, 2023, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$920	$921
Due after 1 year through 5 years	3,605	3,613
Total U.S. Treasury obligations	4,525	4,534
MBS	13,463	13,466
Total	$17,988	$18,000

December 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	4,385	4,389
Total U.S. Treasury obligations	4,530	4,534
MBS	13,575	13,480
Total	$18,105	$18,014
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2024
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$44	$—	$(1)	$43
MBS – GSEs:
MBS – GSEs – single-family	577	1	(17)	561
MBS – GSEs – multifamily	1,017	—	(3)	1,014
Subtotal MBS – GSEs	1,594	1	(20)	1,575
PLRMBS	118	—	(7)	111
Total	$1,756	$1	$(28)	$1,729

December 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$49	$—	$(1)	$48
MBS – GSEs:
MBS – GSEs – single-family	605	1	(16)	590
MBS – GSEs – multifamily	1,069	—	(5)	1,064
Subtotal MBS – GSEs	1,674	1	(21)	1,654
PLRMBS	124	—	(8)	116
Total	$1,847	$1	$(30)	$1,818
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million at March 31, 2024, and December 31, 2023.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At March 31, 2024, and December 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $3 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three months ended March 31, 2024 and 2023. The Bank recorded no allowance for credit losses associated with HTM securities during the three months ended March 31, 2024 and 2023.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Balance, beginning of the period	$31	$30
(Charge-offs)/recoveries	(1)	(1)
Provision for/(reversal of) credit losses	(4)	(1)
Balance, end of the period	$26	$28
To evaluate investment securities for expected credit loss at March 31, 2024, and December 31, 2023, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at March 31, 2024, and December 31, 2023, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by a Nationally Recognized Statistical Rating Organization (NRSRO), based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At March 31, 2024, and December 31, 2023, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at March 31, 2024, and December 31, 2023.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. Many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2024, and December 31, 2023, approximately 4% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of March 31, 2024, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.3%; default rates of 7.2%; and loss severities of 52.3%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.6% as of March 31, 2024. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three months ended March 31, 2024 and 2023.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $4 million and $1 million during the three months ended March 31, 2024 and 2023, respectively, largely as a result of improvements in the fair values of the underlying collateral on certain securities.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled a de minimis amount and $11 million for the three months ended March 31, 2024 and 2023, respectively.
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
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at March 31, 2024, and December 31, 2023.

(Dollars in millions)	March 31, 2024		December 31, 2023
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$91	5.15%	$2	5.15%
Within 1 year(2)	35,631	4.15	35,241	4.87
After 1 year through 2 years	9,107	3.01	12,532	3.88
After 2 years through 3 years	5,572	3.14	6,437	3.23
After 3 years through 4 years	3,226	3.98	2,548	3.62
After 4 years through 5 years	2,531	4.12	3,660	4.07
After 5 years	1,285	3.72	1,290	3.71
Total par value	57,443	3.86%	61,710	4.38%
Valuation adjustments for hedging activities	(515)		(371)
Valuation adjustments under fair value option	(16)		(4)
Total	$56,912		$61,335
(1)Carrying amounts exclude accrued interest receivable of $84 million and $85 million at March 31, 2024, and December 31, 2023, respectively.
(2)Advances outstanding with redemption terms within three months totaled $14.2 billion and $16.8 billion at March 31, 2024, and December 31, 2023, respectively.
All of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by the Finance Agency’s regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $38.2 billion at March 31, 2024, and $39.8 billion at December 31, 2023. The Bank had advances with partial prepayment symmetry outstanding totaling $182 million at March 31, 2024, and $209 million at December 31, 2023. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $840 million at March 31, 2024, and $3.3 billion at December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank had putable advances totaling $2.0 billion at March 31, 2024, and $1.4 billion at December 31, 2023. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at March 31, 2024, and December 31, 2023, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$91	$2	$91	$2
Within 1 year	35,961	35,561	37,581	36,115
After 1 year through 2 years	9,107	12,542	8,600	13,000
After 2 years through 3 years	5,572	6,437	5,439	6,149
After 3 years through 4 years	3,236	2,558	2,919	2,551
After 4 years through 5 years	2,521	3,660	1,887	2,917
After 5 years	955	950	926	976
Total par value	$57,443	$61,710	$57,443	$61,710
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at March 31, 2024 and 2023. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three months ended March 31, 2024 and 2023.

	March 31, 2024		Three Months Ended March 31, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$21,319	37%	$239	40%
Western Alliance Bank	5,750	10	44	7
East West Bank	3,500	6	7	1
First Technology Federal Credit Union(3)	2,114	4	15	3
MUFG Union Bank, National Association(4)	2,050	4	12	2
SchoolsFirst Federal Credit Union	1,823	3	20	3
Bank of America California, National Association	1,450	3	19	3
First Foundation Bank	1,350	2	13	2
Washington Federal Bank(5)	1,143	2	9	2
Wescom Central Credit Union	930	2	10	2
Subtotal	41,429	73	388	65
Others	16,014	27	211	35
Total par value	$57,443	100%	$599	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2023		Three Months Ended March 31, 2023
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
First Republic Bank(2)	$28,100	28%	$176	18%
MUFG Union Bank, National Association(4)	11,050	11	36	4
Western Alliance Bank	11,000	11	27	3
City National Bank	8,850	9	115	12
Pacific Western Bank(6)	5,450	5	25	3
First Technology Federal Credit Union(3)	4,458	4	38	4
Bank of the West(7)	2,600	3	66	7
Wells Fargo National Bank West	2,000	2	24	2
First Foundation Bank	2,000	2	12	1
Luther Burbank Savings Bank(5)(8)	1,702	2	9	1
Subtotal	77,210	77	528	55
Others	24,809	23	443	45
Total par value	$102,019	100%	$971	100%
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
(3)    An officer or director of the member was a Bank director during 2024 and 2023.
(4)    On December 1, 2022, U.S. Bancorp, a nonmember, announced that it completed its acquisition of MUFG Union Bank, National Association.
(5)    On February 29, 2024, Washington Federal Bank (a nonmember bank) announced that it completed its acquisition of Luther Burbank Savings. On the same date, Washington Federal Bank assumed all of the assets and liabilities of Luther Burbank Savings, including $1.2 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
(6)    On December 1, 2023, Banc of California, N.A., announced that it had completed its acquisition of Pacific Western Bank.
(7)    On February 1, 2023, BMO Harris, a nonmember, announced that it completed its acquisition of Bank of the West.
(8)    An officer or director of the member was a Bank director during 2023.

Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss.
In addition, the Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada, in accordance with federal law and the Finance Agency’s regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At March 31, 2024, and December 31, 2023, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At March 31, 2024, and December 31, 2023, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three months ended March 31, 2024.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2024, and December 31, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2024, and December 31, 2023.
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2024, and December 31, 2023, are detailed below:

(In millions)	March 31, 2024	December 31, 2023
Par value of advances:
Fixed rate:
Due within 1 year	$30,600	$23,866
Due after 1 year	19,465	26,467
Total fixed rate	50,065	50,333
Adjustable rate:
Due within 1 year	5,122	11,377
Due after 1 year	2,256	—
Total adjustable rate	7,378	11,377
Total par value	$57,443	$61,710
Note 5 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago). The following table presents information as of March 31, 2024, and December 31, 2023, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	March 31, 2024	December 31, 2023
Fixed rate medium-term mortgage loans(1)	$11	$12
Fixed rate long-term mortgage loans(1)	693	704
Subtotal	704	716
Unamortized premiums	40	41
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio(2)	743	755
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$742	$754
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at March 31, 2024, and December 31, 2023.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2024, and December 31, 2023.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	March 31, 2024	December 31, 2023
30 – 59 days delinquent	$8	$5
60 – 89 days delinquent	2	4
90 days or more delinquent	17	16
Total past due	27	25
Total current loans	716	730
Total mortgage loans held for portfolio	$743	$755
In process of foreclosure, included above(2)	$2	$2
Nonaccrual loans(3)	$17	$16
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.23%	2.17%
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
(3)    At March 31, 2024, and December 31, 2023, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At March 31, 2024, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1.5% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

forecast based on historical averages. At December 31, 2023, the Bank’s reasonable and supportable forecast of housing prices expected, on average, for prices to appreciate 1.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both March 31, 2024 and 2023, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three months ended March 31, 2024 and 2023.
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K.

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
Deposits and interest rate payment terms for deposits as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits (adjustable rate)	$912	5.15%	$957	5.15%
Non-interest-bearing deposits	5		5
Total	$917		$962

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2023 Form 10-K. In connection with each issuance of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2024, and December 31, 2023.

(Dollars in millions)	March 31, 2024		December 31, 2023
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$44,160	4.87%	$42,821	4.84%
After 1 year through 2 years	12,935	4.09	13,105	4.70
After 2 years through 3 years	4,434	1.62	5,938	1.34
After 3 years through 4 years	1,306	2.99	1,345	1.75
After 4 years through 5 years	1,466	3.89	942	2.98
After 5 years	801	2.58	826	2.35
Total par value	65,102	4.41%	64,977	4.37%
Unamortized discounts	(2)		(6)
Valuation adjustments for hedging activities	(667)		(645)
Fair value option valuation adjustments	(28)		(29)
Total	$64,405		$64,297
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
The Bank’s participation in consolidated obligation bonds at March 31, 2024, and December 31, 2023, was as follows:

(In millions)	March 31, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Non-callable	$43,489	$38,945
Callable	21,613	26,032
Total par value	$65,102	$64,977
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2024, and December 31, 2023, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)
Earlier of Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Within 1 year	$55,030	$55,291
After 1 year through 2 years	9,250	9,160
After 2 years through 3 years	724	378
After 3 years through 4 years	51	100
After 4 years through 5 years	11	12
After 5 years	36	36
Total par value	$65,102	$64,977
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$14,468	5.20%	$19,321	5.23%
Unamortized discounts	(90)		(134)
Total	$14,378		$19,187
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at March 31, 2024, and December 31, 2023, are detailed in the following table. For information on the general terms and types of consolidated obligation bonds outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2023 Form 10-K.

(In millions)	March 31, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Fixed rate	$29,239	$37,464
Adjustable rate	35,245	26,880
Step-up	618	633
Total consolidated obligation bonds, par value	$65,102	$64,977

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI) for the three months ended March 31, 2024 and 2023:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in fair value	(32)		(32)
Net current period other comprehensive income/(loss)	(32)	—	(32)
Balance, March 31, 2023	$(46)	$(15)	$(61)

Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in fair value	99		99
Net current period other comprehensive income/(loss)	99	—	99
Balance, March 31, 2024	$38	$(11)	$27
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
As of March 31, 2024, and December 31, 2023, the Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2024		December 31, 2023
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,144	$7,419	$1,210	$7,446
Total regulatory capital	$3,521	$7,419	$3,713	$7,446
Total regulatory capital ratio	4.00%	8.43%	4.00%	8.02%
Leverage capital	$4,401	$11,129	$4,641	$11,169
Leverage ratio	5.00%	12.64%	5.00%	12.03%
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $666 million outstanding to seven institutions at March 31, 2024, and $706 million outstanding to six institutions at December 31, 2023. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Balance at the beginning of the period	$706	$5
Reclassified from/(to) capital during the period	36	195
Repurchase/redemption of mandatorily redeemable capital stock	(76)	(105)
Balance at the end of the period	$666	$95
Cash dividends on mandatorily redeemable capital stock were recorded as interest expense of $16 million and a de minimis amount for the three months ended March 31, 2024 and 2023, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at March 31, 2024, and December 31, 2023.

(In millions)
Contractual Year of Redemption	March 31, 2024	December 31, 2023
Year 3	$3	$1
Year 4	3	2
Year 5	659	702
Past contractual redemption date because of remaining activity(1)	1	1
Total	$666	$706
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
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2024, the required level of retained earnings was decreased from $2.6 billion to $1.6 billion attributable to lower non-MBS investments and projected advance balances. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s Board, which may choose to follow or not follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $88 million, or 0.10% of total assets as of March 31, 2024. Excess stock totaled $118 million, or 0.13% of total assets as of December 31, 2023.
In the first quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $69 million, including $53 million in dividends on capital stock and $16 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $63 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
On April 25, 2024, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the first quarter of 2024 at an annualized rate of 8.75%, totaling $66 million. The Bank recorded the dividend on April 25, 2024, and expects to pay the dividend on May 9, 2024.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the first quarter of 2024 and 2023, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
For more information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, mandatorily redeemable capital stock, excess stock repurchase, retained earnings, and dividend framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2023 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2024, or December 31, 2023:

	March 31, 2024		December 31, 2023
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association/First Republic Bank(1)	$575	19%	$643	20%
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

Note 10 — Derivatives and Hedging Activities
General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps) and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). The Bank transacts most of its derivatives with large banks and major broker-dealers.
When the Bank issues consolidated obligation discount notes, it may also simultaneously enter into an interest rate exchange agreement to convert the fixed rate discount note to an adjustable rate discount note. The Bank began treating certain of these hedges as fair value hedges in the first quarter of 2024.
For more information related to the Bank’s accounting policies for derivatives, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2024, and December 31, 2023. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2024			December 31, 2023
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$84,830	$828	$700	$90,088	$795	$705
Derivatives not designated as hedging instruments:
Interest rate swaps	17,137	39	79	27,349	36	87
Total derivatives before netting and collateral adjustments	$101,967	867	779	$117,437	831	792
Netting adjustments and cash collateral(1)		(847)	(746)		(815)	(790)
Total derivative assets and total derivative liabilities		$20	$33		$16	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $337 million and $353 million at March 31, 2024, and December 31, 2023, respectively. Cash collateral received, including accrued interest, was $438 million and $378 million at March 31, 2024, and December 31, 2023, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$759	$283	$(850)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$311	$398	$(161)
Hedged items	(153)	(294)	22
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$158	$104	$(139)

	Three Months Ended March 31, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,163	$190	$(920)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(301)	$(149)	$84
Hedged items	181	207	(214)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$(120)	$58	$(130)
(1) Includes net interest settlements.
The net gain/(loss) of consolidated obligation discount notes in fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income was de minimis for the three months ended March 31, 2024. There were no fair value hedging relationships on consolidated obligation discount notes during three months ended March 31, 2023.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2024, and December 31, 2023.

	March 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$35,318	$16,944	$(27,669)	$(5,071)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(565)	$(1,317)	$667	$—
Discontinued hedging relationships included in amortized cost	50	593	—	—
Total amount of fair value hedging basis adjustments	$(515)	$(724)	$667	$—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$38,338	$17,029	$(34,121)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(427)	$(1,053)	$645
Discontinued hedging relationships included in amortized cost	56	621	—
Total amount of fair value hedging basis adjustments	$(371)	$(432)	$645
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$11	$(28)
Net interest settlements	5	(5)
Total net gain/(loss) related to derivatives not designated as hedging instruments	16	(33)
Price alignment amount(1)	(1)	(1)
Net gain/(loss) on derivatives	$15	$(34)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Credit Risk. The Bank is subject to credit risk from potential nonperformance by counterparties to the interest rate exchange agreements. All of the Bank’s agreements governing uncleared derivative transactions contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies, credit guidelines, and the Finance Agency and other regulations. The Bank also requires credit support agreements on all uncleared derivatives.
For cleared derivatives, the clearing house is the Bank’s counterparty. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. Additional information related to the enforceability of offsetting rights applicable to the Bank’s cleared derivative transactions is included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2023 Form 10-K.
Based on the Bank’s credit analyses and the collateral requirements, the Bank does not expect to incur any credit losses on its derivative transactions.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2024, was $348 million, for which the Bank posted cash collateral of $323 million in the ordinary course of business.
Additional information related to uncleared margin rules for uncleared derivative transactions is included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2023 Form 10-K.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$857	$774	$826	$778
Cleared	10	5	5	14
Total gross recognized amount	867	779	831	792
Gross amount of netting adjustments and cash collateral
Uncleared	(854)	(741)	(814)	(776)
Cleared	7	(5)	(1)	(14)
Total gross amounts of netting adjustments and cash collateral	(847)	(746)	(815)	(790)
Total derivative assets and total derivative liabilities	$20	$33	$16	$2
Net amount(1)
Uncleared	$3	$33	$12	$2
Cleared	17	—	4	—
Total net amount	$20	$33	$16	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2024, and December 31, 2023, the Bank had additional net credit exposure of $638 million and $771 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.
Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2024, and December 31, 2023. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2024, and December 31, 2023. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	March 31, 2024
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest-bearing deposits	3,745	3,745	3,745	—	—	—
Securities purchased under agreements to resell	1,750	1,750	—	1,750	—	—
Federal funds sold	4,645	4,645	—	4,645	—	—
AFS securities	18,000	18,000	—	16,972	1,028	—
HTM securities	1,756	1,729	—	1,618	111	—
Advances	56,912	56,839	—	56,839	—	—
Mortgage loans held for portfolio	742	622	—	622	—	—
Accrued interest receivable	185	185	—	185	—	—
Derivative assets, net(2)	20	20	—	867	—	(847)
Other assets(3)	18	18	18	—	—	—
Liabilities
Deposits	917	917	—	917	—	—
Consolidated obligations:
Bonds	64,405	64,187	—	64,187	—	—
Discount notes	14,378	14,375	—	14,375	—	—
Total consolidated obligations	78,783	78,562	—	78,562	—	—
Mandatorily redeemable capital stock	666	666	666	—	—	—
Accrued interest payable	447	447	—	447	—	—
Derivative liabilities, net(2)	33	33	—	779	—	(746)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest-bearing deposits	2,922	2,922	2,922	—	—	—
Securities purchased under agreements to resell	3,650	3,650	—	3,650	—	—
Federal funds sold	3,861	3,861	—	3,861	—	—
AFS securities	18,014	18,014	—	16,955	1,059	—
HTM securities	1,847	1,818	—	1,702	116	—
Advances	61,335	61,216	—	61,216	—	—
Mortgage loans held for portfolio	754	634	—	634	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets, net(2)	16	16	—	831	—	(815)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	962	962	—	962	—	—
Consolidated obligations:
Bonds	64,297	64,037	—	64,037	—	—
Discount notes	19,187	19,182	—	19,182	—	—
Total consolidated obligations	83,484	83,219	—	83,219	—	—
Mandatorily redeemable capital stock	706	706	706	—	—	—
Accrued interest payable	520	520	—	520	—	—
Derivative liabilities, net(2)	2	2	—	792	—	(790)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2024:
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
Summary of Valuation Methodologies and Primary Inputs. For more information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2023 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three months ended March 31, 2024.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2024, and December 31, 2023, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,438	—	—	12,438
PLRMBS	—	—	1,028	—	1,028
Subtotal AFS MBS	—	12,438	1,028	—	13,466
Total AFS securities	—	16,972	1,028	—	18,000
Advances(2)	—	2,535	—	—	2,535
Derivative assets, net: interest rate-related	—	867	—	(847)	20
Other assets	18	—	—	—	18
Total recurring fair value measurements – Assets	$18	$20,374	$1,028	$(847)	$20,573
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$590	$—	$—	$590
Derivative liabilities, net: interest rate-related	—	779	—	(746)	33
Total recurring fair value measurements – Liabilities	$—	$1,369	$—	$(746)	$623
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$15	$—	$15
Total nonrecurring fair value measurements – Assets	$—	$—	$15	$—	$15

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,421	—	—	12,421
PLRMBS	—	—	1,059	—	1,059
Subtotal AFS MBS	—	12,421	1,059	—	13,480
Total AFS securities	—	16,955	1,059	—	18,014
Advances(2)	—	1,898	—	—	1,898
Derivative assets, net: interest rate-related	—	831	—	(815)	16
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$19,684	$1,059	$(815)	$19,945
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$604	$—	$—	$604
Derivative liabilities, net: interest rate-related	—	792	—	(790)	2
Total recurring fair value measurements – Liabilities	$—	$1,396	$—	$(790)	$606
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2024, and December 31, 2023.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2024, and December 31, 2023.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2024, and the year ended December 31, 2023.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Balance, beginning of the period	$1,059	$1,182
Total gain/(loss) realized and unrealized included in:
Interest income	(2)	11
(Provision for)/reversal of credit losses	4	1
Unrealized gain/(loss) included in AOCI	(3)	(11)
Settlements	(30)	(33)
Balance, end of the period	$1,028	$1,150
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$(3)	$(11)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$2	$12

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
For more information on the Bank’s election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2023 Form 10-K.
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Advances	$(13)	$18
Consolidated obligation bonds	(1)	(17)
Total	$(14)	$1
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2024 and 2023. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2024, and December 31, 2023:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2024			December 31, 2023
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$2,551	$2,535	$(16)	$1,902	$1,898	$(4)
Consolidated obligation bonds	618	590	(28)	633	604	(29)
(1)    At March 31, 2024, and December 31, 2023, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 12 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at March 31, 2024, and December 31, 2023. The par value of the Bank’s participation in consolidated obligations was $79.6 billion at March 31, 2024, and $84.3 billion at December 31, 2023.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2023 Form 10-K.
Off-balance sheet commitments as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024			December 31, 2023
(In millions)	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$10,008	$8,899	$18,907	$10,547	$8,871	$19,418
Commitments to fund additional advances(1)	7	—	7	—	—	—
Commitments to issue consolidated obligation discount notes, par	1,117	—	1,117	—	—	—
Commitments to issue consolidated obligation bonds, par	1,285	—	1,285	—	—	—
(1) Advances funded under advance commitments are fully collateralized at the time of funding.
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $56 million and $57 million at March 31, 2024, and December 31, 2023, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2024, and December 31, 2023.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 10 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

risk-related contingent features. As of March 31, 2024, the Bank had pledged total collateral of $975 million, including securities with a carrying value of $638 million, all of which may be repledged, and cash collateral, including accrued interest, of $337 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2023, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $771 million, all of which may be repledged, and cash collateral, including accrued interest, of $353 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
The Bank may be subject to various pending legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.
Note 13 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with members that have an officer or director serving on the Bank’s board of directors.

(In millions)	March 31, 2024	December 31, 2023
Assets:
Advances	$5,312	$5,762
Mortgage loans held for portfolio	73	74
Accrued interest receivable	6	5
Liabilities:
Deposits	$18	$34
Capital:
Capital Stock	$162	$191

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Interest Income:
Advances	$49	$69
Mortgage loans held for portfolio	1	1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2024, and December 31, 2023, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2023 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2024 and 2023, the Bank extended overnight loans to other FHLBanks for $10 million and $1.3 billion, respectively. During the three months ended March 31, 2024 and 2023, the Bank borrowed $20 million and $3.6 billion, respectively, from other FHLBanks.

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
•political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the FHLBank System, including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
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
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
Quarterly Overview
Net income for the first quarter of 2024 was $124 million, a decrease of $71 million compared with net income of $195 million for the first quarter of 2023. Net income for the first quarter of 2023 included $43 million of net income resulting from higher advance prepayments relative to the first quarter of 2024, which is not expected to occur at similar levels in the future, net of third-party payments to unwind interest rate swaps at fair value.
The $137 million decrease in net interest income was primarily attributable to $93 million in net advance prepayment fees in the prior-year period, which were significantly lower in the first quarter of 2024. The decrease in net interest income compared to the prior-year period was also attributable to lower average balances of interest-earning assets and higher costs of interest-bearing liabilities, partially offset by higher yields on interest-earning assets and lower average balances of interest-bearing liabilities.
The $62 million improvement in other income/(loss) was primarily driven by $45 million in net realized losses recognized in the prior-year period from derivatives economically hedging prepaid advances, along with $30 million of income recognized in the first quarter of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
At March 31, 2024, total assets were $88.0 billion, a decrease of $4.8 billion from $92.8 billion at December 31, 2023. Advances decreased by $4.4 billion to $56.9 billion at March 31, 2024, from $61.3 billion at December 31, 2023. Investments at March 31, 2024, were $29.9 billion, a net decrease of $398 million from $30.3 billion at December 31, 2023, attributable to decreases of $293 million in short-term investments and $105 million in mortgage-backed securities.
As of March 31, 2024, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 8.4% at March 31, 2024. The increase in the regulatory capital ratio from 8.0% at December 31, 2023, mainly resulted from the decrease in total assets during the first quarter of 2024. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $7.4 billion in permanent capital. Total retained earnings increased to $4.4 billion at March 31, 2024, from $4.3 billion at December 31, 2023.
On April 25, 2024, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the first quarter of 2024 at an annualized rate of 8.75%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The quarterly dividend will total $66 million, and the Bank expects to pay the dividend on May 9, 2024.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Selected Balance Sheet Items at Quarter End
Total Assets	$88,026	$92,828	$95,021	$114,877	$142,493
Advances	56,912	61,335	63,584	70,537	101,541
Mortgage Loans Held for Portfolio, Net	742	754	770	785	801
Investments(1)	29,896	30,294	30,235	43,139	39,712
Consolidated Obligations:(2)
Bonds	64,405	64,297	70,907	79,855	95,034
Discount Notes	14,378	19,187	14,293	24,795	37,356
Mandatorily Redeemable Capital Stock	666	706	776	843	95
Capital Stock —Class B —Putable	2,392	2,450	2,485	2,600	4,007
Unrestricted Retained Earnings	3,546	3,475	3,406	3,387	3,356
Restricted Retained Earnings	815	815	816	795	770
Accumulated Other Comprehensive Income/(Loss)	27	(72)	(55)	(19)	(61)
Total Capital	6,780	6,668	6,652	6,763	8,072
Selected Operating Results for the Quarter
Net Interest Income	$150	$162	$171	$179	$287
Provision for/(Reversal of) Credit Losses	(4)	(3)	7	1	(1)
Other Income/(Loss)	36	22	7	4	(26)
Other Expense	50	52	55	48	45
Affordable Housing Program Assessment	16	15	13	13	22
Net Income/(Loss)	$124	$120	$103	$121	$195
Selected Other Data for the Quarter
Net Interest Margin(3)	0.69%	0.72%	0.68%	0.55%	0.88%
Return on Average Assets	0.56	0.52	0.41	0.36	0.60
Return on Average Equity	7.49	7.29	6.17	6.52	10.14
Annualized Dividend Rate	8.75	8.25	7.75	7.00	7.00
Dividend Payout Ratio(4)	42.53	43.09	62.12	53.53	32.00
Average Equity to Average Assets Ratio	7.52	7.15	6.63	5.57	5.93
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.43	8.02	7.87	6.64	5.77
Duration Gap (in months)	1.1	1.0	1.2	1.1	0.9
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
March 31, 2024	$1,172,424
December 31, 2023	1,204,316
September 30, 2023	1,229,875
June 30, 2023	1,340,166
March 31, 2023	1,477,668
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2024 and 2023, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2024 Compared to First Quarter of 2023

Average Balance Sheets

	Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,934	$53	5.45%	$4,383	$50	4.60%
Securities purchased under agreements to resell	1,872	25	5.42	7,991	92	4.65
Federal funds sold	5,536	75	5.42	11,529	130	4.57
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	13,457	219	6.54	8,841	141	6.47
Other investments(2)	4,527	64	5.69	4,012	49	4.99
Held-to-maturity (HTM) securities:
MBS	1,790	25	5.59	2,134	24	4.49
Mortgage loans held for portfolio(4)	749	6	3.07	809	7	3.49
Advances(2)(5)	55,831	759	5.47	91,743	1,163	5.14
Loans to other FHLBanks	—	—	—	21	—	4.63
Total interest-earning assets	87,696	1,226	5.62	131,463	1,656	5.11
Other assets(6)	649	—		367	—
Total Assets	$88,345	$1,226		$131,830	$1,656
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$64,207	$850	5.33%	$83,204	$920	4.48%
Discount notes(2)	14,464	193	5.35	38,692	435	4.56
Deposits and other borrowings	1,267	17	5.43	1,150	13	4.76
Mandatorily redeemable capital stock	685	16	9.48	113	—	0.36
Borrowings from other FHLBanks	—	—	—	114	1	4.65
Total interest-bearing liabilities	80,623	1,076	5.37	123,273	1,369	4.51
Other liabilities(6)	1,078	—		742	—
Total Liabilities	81,701	1,076		124,015	1,369
Total Capital	6,644	—		7,815	—
Total Liabilities and Capital	$88,345	$1,076		$131,830	$1,369
Net Interest Income		$150			$287
Net Interest Spread(7)			0.25%			0.60%
Net Interest Margin(8)			0.69%			0.88%
Interest-earning Assets/Interest-bearing Liabilities	108.77%			106.65%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows. The effect on interest expense and average rates from interest rate exchange agreements associated with discount notes was de minimis for the three months ended March 31, 2024. There were no interest rate exchange agreements associated with discount notes during three months ended March 31, 2023.

	Three Months Ended
	March 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	2	1	—	3
Net interest settlements on derivatives	172	136	(138)	170
Price alignment amount(9)	(10)	(8)	(1)	(19)
Total effect on net interest income	$158	$104	$(139)	$123

	Three Months Ended
	March 31, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(8)	$(25)	$—	$(33)
Net gain/(loss) on derivatives and hedged items	(208)	1	(5)	(212)
Net interest settlements on derivatives	105	89	(125)	69
Price alignment amount(9)	(9)	(7)	—	(16)
Total effect on net interest income	$(120)	$58	$(130)	$(192)
(3)Interest income included net prepayment fees on AFS MBS of $1 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Interest income includes net prepayment fees on advances of $2 million and $95 million for the three months ended March 31, 2024 and 2023.
(6)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(7)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(8)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(9)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Net interest income in the first quarter of 2024 was $150 million, a 48% decrease from $287 million in the first quarter of 2023. The following table details the changes in interest income and interest expense for the first quarter of 2024 compared to the first quarter of 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest income:
Interest-bearing deposits	$3	$(6)	$9
Securities purchased under agreements to resell	(67)	(80)	13
Federal funds sold	(55)	(76)	21
AFS securities:
MBS(2)	78	76	2
Other investments(2)	15	7	8
HTM securities: MBS	1	(4)	5
Mortgage loans held for portfolio	(1)	—	(1)
Advances(2)	(404)	(475)	71
Total interest income	(430)	(558)	128
Interest expense:
Consolidated obligations:
Bonds(2)	(70)	(230)	160
Discount notes	(242)	(309)	67
Deposits and other borrowings	4	2	2
Borrowings from other FHLBanks	(1)	(1)	—
Mandatorily redeemable capital stock	16	3	13
Total interest expense	(293)	(535)	242
Net interest income	$(137)	$(23)	$(114)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 69 basis points for the first quarter of 2024, 19 basis points lower than the net interest margin for the first quarter of 2023, which was 88 basis points. The decrease in net interest margin is primarily attributable to $93 million in net advance prepayment fees in the prior-year period, which were significantly lower in the first quarter of 2024. The decrease in net interest margin was also the result of a decrease in the average balances of interest-earning assets for the three months ended March 31, 2024, compared to the prior-year period and an increase in the average rate paid on interest-bearing liabilities to 5.37% for the three months ended March 31, 2024, compared to 4.51% for the three months ended March 31, 2023. These effects were partially offset by a decrease in the average balances of interest-bearing liabilities for the three months ended March 31, 2024, compared to the prior-year period and an increase in the average rate earned on interest-earning assets to 5.62% for the three months ended March 31, 2024, compared to 5.11% for the three months ended March 31, 2023.
For private-label residential mortgage-backed securities (PLRMBS) with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of expected cash flows on a regular basis. If there is no allowance for credit losses on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows.
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. In addition, events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members, especially its largest borrowers, may also have the effect of reducing member demand for wholesale funding. As a result, Bank asset levels and operating results may vary significantly from period to period. See “Item 1. Financial Statements– Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(14)	$1
Net gain/(loss) on derivatives	15	(34)
Standby letters of credit fees	5	5
Other, net(1)	30	2
Total Other Income/(Loss)	$36	$(26)
(1)Other, net includes $30 million of income the Bank recognized in the first quarter of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Advances	$(13)	$18
Consolidated obligation bonds	(1)	(17)
Total	$(14)	$1
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
Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 11 – Fair Value.”
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Three Months Ended
(In millions)	March 31, 2024			March 31, 2023
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$18	$12	$30	$(20)	$10	$(10)
Not elected for fair value option	(6)	7	1	(45)	8	(37)
Consolidated obligation bonds:
Elected for fair value option	—	(7)	(7)	16	(14)	2
Not elected for fair value option	(2)	(7)	(9)	16	(9)	7
Consolidated obligation discount notes:
Not elected for fair value option	1	—	1	5	—	5
Price alignment amount(1)	(1)	—	(1)	(1)	—	(1)
Total	$10	$5	$15	$(29)	$(5)	$(34)
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first quarter of 2024, net gains on derivatives totaled $15 million compared to net losses of $34 million in the first quarter of 2023. These amounts included interest income of $5 million and interest expense of $5 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its PLRMBS, the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During the quarter ended March 31, 2024, the Bank terminated the long-term funding arrangement, and in accordance with its terms, recognized $30 million of other income.
Other Expense. During the first quarter of 2024, other expenses totaled $50 million, compared to $45 million in the first quarter of 2023. The increase was attributable to a $4 million voluntary allocation for the Affordable Housing Program, which was in addition to the statutory Affordable Housing Program assessment discussed below. Other expense also included an increase in compensation and benefits.
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
The Bank’s total AHP assessments equaled $16 million and $22 million for the three months ended March 31, 2024 and 2023, respectively.
Return on Average Equity. Return on average equity (ROE) was 7.49% (annualized) for the first quarter of 2024, compared to 10.14% (annualized) for the first quarter of 2023. The decrease reflected lower net income for the first quarter of 2024, which decreased 36%, from $195 million in the first quarter of 2023 to $124 million in the first quarter of 2024, partially offset by a decrease in average equity from $7.8 billion in the first quarter of 2023 to $6.6 billion in the first quarter of 2024.
Dividends and Retained Earnings. In the first quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $69 million, including $53 million in dividends on capital stock and $16 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $63 million, including $63 million in dividends on capital stock and a de minimis amount in dividends on mandatorily redeemable capital stock.
The Bank paid these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. Under this approach, the Bank will endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
For more information, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2023 Form 10-K.

Financial Condition
Total assets were $88.0 billion at March 31, 2024, compared to $92.8 billion at December 31, 2023. Advances decreased by $4.4 billion, or 7%, to $56.9 billion at March 31, 2024, from $61.3 billion at December 31, 2023. Average advances were $55.8 billion for the first quarter of 2024, a 39% decrease from $91.7 billion for the first quarter of 2023. Average MBS investments were $15.2 billion for the first quarter of 2024, a 39% increase from $11.0 billion for the first quarter of 2023.
Advances outstanding at March 31, 2024, included net unrealized losses of $531 million, of which $515 million represented unrealized losses on hedged advances and $16 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2023, included net unrealized losses of $375 million, of which $371 million represented unrealized losses on hedged advances and $4 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on advances from December 31, 2023, to March 31, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances during the period.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. These investments are funded with longer tenor debt to create liquidity.
Total liabilities were $81.2 billion at March 31, 2024, a decrease of $5.0 billion from $86.2 billion at December 31, 2023, primarily reflecting a $4.7 billion decrease in consolidated obligations outstanding to $78.8 billion at March 31, 2024, from $83.5 billion at December 31, 2023. Average consolidated obligations were $78.7 billion for the first quarter of 2024 and $121.9 billion for the first quarter of 2023.
Consolidated obligations outstanding at March 31, 2024, included net unrealized gains of $667 million on hedged consolidated obligation bonds and unrealized gains of $28 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2023, included net unrealized gains of $645 million on hedged consolidated obligation bonds and unrealized gains of $29 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2023, to March 31, 2024, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at March 31, 2024, and December 31, 2023.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 12 – Commitments and Contingencies.

The average balances of interest-bearing demand and overnight deposits were $819 million and $810 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 5.21% and 4.66% in the first quarter of 2024 and 2023, respectively. There were no term deposits outstanding during the first quarter of 2024. The average balance of term deposits was $26 million and the weighted average interest rate paid on term deposits was 4.40% in the first quarter of 2023. All Bank deposits are uninsured.
Accumulated other comprehensive income was $27 million at March 31, 2024, an increase of $99 million compared to accumulated other comprehensive loss of $72 million at December 31, 2023, mainly attributable to an improvement in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during the first quarter of 2024, mostly impacting the Bank’s agency MBS portfolio.
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
Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type at March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$4,685	8%	2,055	2%
Adjustable – SOFR, callable at borrower’s option	500	1	3,000	5
Subtotal adjustable rate advances	5,185	9	5,055	7
Fixed	11,651	20	10,240	17
Fixed – amortizing	50	—	47	—
Fixed – with PPS(1)	182	—	209	1
Fixed – with FPS(1)	35,813	62	38,144	62
Fixed – callable at borrower’s option with FPS(1)	340	1	340	1
Fixed – putable at Bank’s option with FPS(1)	2,029	4	1,353	2
Subtotal fixed rate advances	50,065	87	50,333	83
Daily variable rate	2,193	4	6,322	10
Total par value	$57,443	100%	$61,710	100%
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
Mortgage-Related Products. The mortgage-related products consist of MBS investments and mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago).
MBS Investments – The Bank’s MBS portfolio was $15.2 billion at March 31, 2024, compared with $15.3 billion at December 31, 2023. During the first three months of 2024, the Bank’s MBS portfolio decreased as a result of a $244 million decrease in basis adjustments and $167 million in principal repayments, partially offset by $307 million in purchases. Average MBS investments were $15.2 billion in the first quarter of 2024, an increase of $4.2 billion from $11.0 billion in the first quarter of 2023.
Mortgage Loans – Mortgage loan balances were $742 million at March 31, 2024, a decrease of $12 million from $754 million at December 31, 2023. Average mortgage loans were $749 million in the first quarter of 2024, a decrease of $60 million from $809 million in the first quarter of 2023.
For more information on the Bank’s management of interest rate risk and market risk related to mortgage-related products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”

Liquidity and Capital Resources
The Bank’s financial strategies are designed to enable the Bank to expand and contract its balance sheet as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance which is described in “Item 1. Business – Funding Sources” in the Bank’s 2023 Form 10-K. The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources is governed by its capital plan.
Liquidity
The Bank strives to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and avail of investment opportunities. The Bank monitors its financial position in order to meet these objectives.
The Bank generally manages operational, contingent, and refinancing risks using a portfolio of cash and short-term investments and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent funding plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions, such as short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. The Bank maintains cash deposits, short-term and high-quality money market investments, and government securities in amounts to satisfy these requirements and objectives.
The Bank has a regulatory contingent liquidity requirement to maintain at least 5 business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Finance Agency has established base case liquidity guidelines, which may be amended from time to time, that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit balances, and certain U.S. Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency’s guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps generally between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent month ends.
The Bank’s liquidity management plans also describe meeting obligations in a market or operational disruption scenario that may prevent the issuance of new consolidated obligations by, for example, (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, (iii)

borrowing on a short-term unsecured basis from other financial institutions (federal funds purchased) or other FHLBanks (inter-FHLBank borrowings), and if necessary, (iv) allowing advances to mature without renewal.
As of March 31, 2024, and December 31, 2023, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of March 31, 2024, and December 31, 2023, were within the tolerance levels provided by the Finance Agency’s guidance. At March 31, 2024, the Bank had $2.4 billion in commitments to issue consolidated obligations. The Bank had no commitments to issue consolidated obligations at December 31, 2023.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2023 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2024, the Bank had $7 million in advance commitments and $18.9 billion in standby letters of credit outstanding. At December 31, 2023, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments and Contingencies.”
Capital
On July 29, 2022, the Bank’s board of directors approved proposed amendments to the Bank’s capital plan, which were submitted to the Finance Agency for approval in August 2022. On April 11, 2024, the Bank withdrew the application it submitted to the Finance Agency in August of 2022 that requested approval of the proposed amendments to its capital plan. In March 2024, the Bank’s board of directors approved changes to the Bank's capital plan which would primarily provide for the option to establish two subclasses of stock for the potential purpose of enabling the declaration of different dividend rates on Membership and Activity stock. Such a change would require further action from the board of directors. This plan was submitted to the Finance Agency for approval in April 2024.
The Bank’s capital requirements and proposed amendments are discussed in more detail in “Item 1. Financial Statements – Note 9 – Capital” in this report, “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2023 Form 10-K.

Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s board of directors has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the board of directors and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile in relation to its risk appetite and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2023 Form 10-K.
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
For more information on the Bank’s management of credit risk on its advances, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2023 Form 10-K.
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates increased to 73%, or $41.4 billion, at March 31, 2024, compared to 71%, or $43.8 billion, at December 31, 2023.
Several of the Bank’s top 10 advance borrowers and their affiliates at yearend 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023, or have been acquired by nonmember institutions. As of March 31, 2024, nonmembers accounted for $24.6 billion, or 43%, of total advances outstanding, and for the three months ended March 31, 2024, nonmembers accounted for $260 million, or 43%, of the Bank’s interest income from advances. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances, the level of advances and their associated net interest income in the future will be determined by member business, which will be subject to a number of factors including, but not limited to, a member’s ability to generate new business to seek new advances, consolidation within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk”.
In connection with certain litigation involving the Bank’s PLRMBS, the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During the quarter ended March 31, 2024, the Bank terminated the long-term funding arrangement, and in accordance with its terms, recognized $30 million of other income.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2024, and December 31, 2023.

Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

March 31, 2024
	All Borrowers	Borrowers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Borrower Credit Quality Rating(1)	Number	Number	Credit Outstanding(2)	Total	Used
1-3	230	140	$61,516	$161,573	38%
4-6	94	58	14,594	55,176	26
7-10	9	4	127	311	41
Subtotal	333	202	76,237	217,060	35
Community development financial institutions (CDFIs):
B	6	4	45	87	52
C	2	1	65	66	98
D	1	1	1	9	11
Subtotal	9	6	111	162	69
Housing associates	2	1	41	137	30
Total	344	209	$76,389	$217,359	35%

December 31, 2023
	All Borrowers	Borrowers with Credit Outstanding
(Dollars in millions)				Collateral Borrowing Capacity(3)
Borrower Credit Quality Rating(1)		Number	Credit Outstanding(2)	Total	Used
1-3	222	143	$61,418	$164,916	37%
4-6	103	64	19,518	57,533	34
7-10	8	4	94	309	30
Subtotal	333	211	81,030	222,758	36
CDFIs:
B	6	4	47	86	55
C	2	1	76	77	99
D	1	1	1	9	11
Subtotal	9	6	124	172	72
Housing associates	2	1	14	140	10
Total	344	218	$81,168	$223,070	36%
(1)A description of the Bank’s credit quality rating system is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk” in the Bank’s 2023 Form 10-K.
(2)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(3)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

March 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$25,217	$26,390
11% – 25%	6	3,348	3,781
26% – 50%	24	19,799	34,558
More than 50%	172	28,025	152,630
Total	209	$76,389	$217,359

December 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$28,055	$29,699
11% – 25%	8	3,565	4,203
26% – 50%	24	14,557	25,969
More than 50%	180	34,991	163,199
Total	218	$81,168	$223,070
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of March 31, 2024. The Bank has never experienced any credit losses on advances.
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
As of March 31, 2024, of the loan collateral pledged to the Bank, 24% was pledged by 21 institutions by specific identification, 42% was pledged by 114 institutions under a blanket lien with detailed reporting, and 34% was pledged by 143 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the institution and the types of collateral pledged.
As of March 31, 2024, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at March 31, 2024, and December 31, 2023.

Composition of Loan Collateral Pledged

(In millions)	March 31, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$153,390	$101,751	$162,389	$103,893
Second lien residential mortgage loans and home equity lines of credit	13,655	6,726	14,112	6,735
Multifamily mortgage loans	50,234	31,456	56,957	34,656
Commercial mortgage loans	83,545	52,243	83,713	50,891
Loan participations(1)	1,236	404	1,369	468
Small business, small farm, and small agribusiness loans	1,738	441	1,632	420
Total	$303,798	$193,021	$320,172	$197,063
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At March 31, 2024, and December 31, 2023, the unpaid principal balance of these loans totaled $4.4 billion and $3.7 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At March 31, 2024, and December 31, 2023, the borrowing capacity of these loans totaled $2.8 billion and $2.1 billion, respectively.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
For more information on the Bank’s management of credit risk on its investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2023 Form 10-K.

The following table presents the Bank’s investment credit exposure at March 31, 2024, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$4,534	$—	$—	$—	$—	$4,534
MBS:
Other U.S. obligations – single-family	—	44	—	—	—	—	44
MBS – GSEs:
GSEs – single-family(2)	4	570	2	—	1	—	577
GSEs – multifamily	—	13,455	—	—	—	—	13,455
Total MBS – GSEs	4	14,025	2	—	1	—	14,032
PLRMBS	1	16	28	40	563	498	1,146
Total MBS	5	14,085	30	40	564	498	15,222
Total securities	5	18,619	30	40	564	498	19,756
Interest-bearing deposits	—	—	3,745	—	—	—	3,745
Securities purchased under agreements to resell(3)	—	—	—	—	—	1,750	1,750
Federal funds sold(4)	—	1,950	2,695	—	—	—	4,645
Total investments	$5	$20,569	$6,470	$40	$564	$2,248	$29,896
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at March 31, 2024, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2024, and December 31, 2023.

	Carrying Value(1)
(In millions)	March 31, 2024	December 31, 2023
Interest-bearing deposits	$3,745	$2,922
Federal funds sold	4,645	3,861
Total	$8,390	$6,783
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2024, and December 31, 2023.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2024, 55% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2024, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,395	$3,395
U.S. subsidiaries of foreign commercial banks	—	350	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	3,745	3,745
U.S. branches and agency offices of foreign commercial banks:
Australia	—	995	995
Canada	800	200	1,000
Finland	1,150	—	1,150
France	—	250	250
Germany	—	250	250
Netherlands	—	1,000	1,000
Total U.S. branches and agency offices of foreign commercial banks	1,950	2,695	4,645
Total unsecured credit exposure	$1,950	$6,440	$8,390
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2024.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2024. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2024, the Bank’s MBS portfolio was 213% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of March 31, 2024, the Bank’s investment in MBS had gross unrealized losses totaling $70 million, $33 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2024, all of the gross unrealized losses on its agency MBS are temporary.
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
Additional information related to uncleared margin rules for uncleared derivative transactions are included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2023 Form 10-K.
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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2024.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2024.
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

The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

March 31, 2024
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$14	$(14)	$—	$—
A	736	29	(29)	—	—
Cleared derivatives(2)	72,243	5	12	638	655
Liability positions with credit exposure:
Uncleared derivatives
BBB	8,020	(189)	192	—	3
Total derivative positions with credit exposure to nonmember counterparties	81,080	$(141)	$161	$638	$658
Derivative positions without credit exposure	20,887
Total notional	$101,967

December 31, 2023
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$13	$(13)	$—	$—
A	12,727	125	(120)	—	5
Liability positions with credit exposure:
Uncleared derivatives
A	8,858	(129)	133	—	4
BBB	9,084	(203)	206	—	3
Cleared derivatives(2)	82,114	(9)	13	771	775
Total derivative positions with credit exposure to nonmember counterparties	112,864	$(203)	$219	$771	$787
Derivative positions without credit exposure	4,573
Total notional	$117,437
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at March 31, 2024, and December 31, 2023.
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
In the Bank’s 2023 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: accounting for derivatives; and estimating fair values of investments classified as trading and AFS, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option.
There have been no significant changes in the judgments and assumptions made during the first three months of 2024 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Legislative and Regulatory Developments
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.
In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.
The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the report and related risks, see, respectively, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments and Part I. Item 1A – Risk Factors of the Bank’s 2023 Form 10-K.
Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.
SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in their annual reports (Final Rules). Following several petitions seeking judicial review of the Final Rules, on April 4, 2024, the SEC has determined to exercise its discretion to stay the Final Rules pending the completion of judicial review to avoid regulatory uncertainty for registrants subject to the Final Rules’ requirements during the pendency of the challenges to their validity. As issued, the Final Rules will require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The Bank will be subject to the requirements of the Final Rules applicable to the Bank beginning for its annual report for fiscal year 2027. The Bank continues to review the Final Rules and their impact on the Bank’s financial condition and results of operations, including the possible effect on costs and complexities associated with its SEC reporting.
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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the product level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s advances-related products and mortgage-related products. These guidelines provide limits that are monitored at the product level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each product regularly. Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of March 31, 2024.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of March 31, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2024	December 31, 2023
+200 basis-point change	–2.5%	–2.3%
+100 basis-point change	–1.3	–1.1
–100 basis-point change(2)	+1.2	+1.0
–200 basis-point change(2)	+2.2	+1.8
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2024, are comparable with the estimates as of December 31, 2023. Compared to yearend 2023, interest rates as of March 31, 2024, have decreased 3 basis points for the one-month Treasury bill, increased 24 basis points for the five-year Treasury note, and increased 34 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 244% as of March 31, 2024.
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
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors the duration gap analysis and does not have a risk limit. At March 31, 2024, and December 31, 2023, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	March 31, 2024		December 31, 2023
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$88,026	1.9	$92,828	1.8
Liabilities	81,246	0.8	86,160	0.8
Net	$6,780	1.1	$6,668	1.0
(1)Duration gap values include the impact of interest rate exchange agreements.
The Bank manages the performance and interest rate risks of the advances-related products and mortgage-related products within prescribed guidelines and policy limits.
Advances-Related Products – Interest rate risk arises from advances-related products primarily through the use of shareholder-contributed capital and retained earnings to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap with terms to offset the advance. The interest rate swap generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.
Money market investments used for liquidity management generally have maturities of one month or less. In addition, to increase the Bank’s liquidity position, the Bank invests in Treasury securities, generally with terms up to four years. These fixed rate investments are swapped to variable rate investments.

The interest rate risk in advances-related products is primarily associated with the Bank’s strategy for investing capital. The Bank’s strategy is generally to invest 50% of capital in short-term (maturities of three months or less) and 50% intermediate-term (laddered maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess stock. Excess stock usually results from a decline in a borrower’s outstanding advances or by a membership termination. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital in short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.
The Bank updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related products regularly. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. Periodically, the Bank evaluates the projected impact of expected maturities and scheduled repricing of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related products. These analyses are used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).
Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related products, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The market value sensitivity analyses and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related products.
Mortgage-Related Products – The Bank’s mortgage assets include MBS, most of which are classified as HTM or AFS, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from mortgage-related products because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the effect of mortgage prepayments.
The Bank manages the interest rate risk and market risk of the mortgage-related products through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2024, was $16.0 billion, including $15.2 billion in MBS and $743 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2023, was $16.1 billion, including $15.3 billion in MBS and $755 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.8 billion, or 93%, of MBS and mortgage loans at March 31, 2024, and $14.9 billion, or 92%, of MBS and mortgage loans at December 31, 2023. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.2 billion, or 7%, of MBS and mortgage loans, at March 31, 2024, and $1.2 billion, or 8%, of MBS and mortgage loans at December 31, 2023.
The estimated market risk of mortgage-related products are managed both at the time an asset is purchased and on an ongoing basis for the total portfolio. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated market value sensitivity, taking into consideration the estimated mortgage prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.
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
The Bank manages the estimated interest rate risk associated with mortgage assets, including mortgage prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank consolidated obligations and may execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and mortgage prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, adjustable rate debt, or callable adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be callable and non-callable pay-fixed interest rate swaps.
As discussed above in “Market Risk – Market Value of Capital Sensitivity,” the Bank uses market value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk limits and guidelines for mortgage-related products address the market value of capital sensitivity of the assets, liabilities, and derivatives of mortgage-related products.
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related products as of March 31, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Products for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2024	December 31, 2023
+200 basis-point change	–0.6%	–0.3%
+100 basis-point change	–0.3	–0.1
–100 basis-point change(2)	+0.2	+0.1
–200 basis-point change(2)	+0.4	0.0
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2024, are comparable with the estimates as of December 31, 2023.
For more information on quantitative and qualitative disclosures about the Bank’s market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2023 Form 10-K.

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
Internal Control Over Financial Reporting
During the three months ended March 31, 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Part I. Item 1A. Risk Factors” in the Bank’s 2023 Form 10-K. Reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

Federal Home Loan Bank of San Francisco

/S/ TERESA B. BAZEMORE
Teresa B. Bazemore President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ KITTY PAYNE
Kitty Payne Senior Vice President and Controller (Principal accounting officer)