Form 10-Q
period 2024-06-30
Federal Home Loan Bank of San Francisco
filed 2024-08-02
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 30, 2024
Class B Stock, par value $100 per share	30,075,000

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$6	$5
Interest-bearing deposits	3,884	2,922
Securities purchased under agreements to resell	3,300	3,650
Federal funds sold	2,445	3,861
Available-for-sale (AFS) securities, net of allowance for credit losses of $28 and $31, respectively (amortized cost of $19,059 and $18,105, respectively)(a)	19,099	18,014
Held-to-maturity (HTM) securities (fair values of $1,630 and $1,818, respectively)	1,655	1,847
Advances (includes $3,864 and $1,898 at fair value under the fair value option, respectively)	54,735	61,335
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	724	754
Accrued interest receivable	194	184
Derivative assets, net	58	16
Other assets	231	240
Total Assets	$86,331	$92,828
Liabilities:
Deposits	$754	$962
Consolidated obligations:
Bonds (includes $543 and $604 at fair value under the fair value option, respectively)	54,925	64,297
Discount notes	22,316	19,187
Total consolidated obligations	77,241	83,484
Mandatorily redeemable capital stock	565	706
Accrued interest payable	407	520
Affordable Housing Program (AHP) payable	142	133
Derivative liabilities, net	5	2
Other liabilities	316	353
Total Liabilities	79,430	86,160
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 25 shares, respectively	2,449	2,450
Unrestricted retained earnings	3,581	3,475
Restricted retained earnings	815	815
Total Retained Earnings	4,396	4,290
Accumulated other comprehensive income/(loss) (AOCI)	56	(72)
Total Capital	6,901	6,668
Total Liabilities and Capital	$86,331	$92,828
(a)    At June 30, 2024, and December 31, 2023, $563 million and $771 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest Income:
Advances	$731	$1,154	$1,490	$2,317
Interest-bearing deposits	62	56	115	106
Securities purchased under agreements to resell	14	110	39	202
Federal funds sold	59	161	134	291
AFS securities	292	209	575	399
HTM securities	24	25	49	49
Mortgage loans held for portfolio	5	5	11	12
Total Interest Income	1,187	1,720	2,413	3,376
Interest Expense:
Consolidated obligations:
Bonds	786	1,125	1,636	2,045
Discount notes	218	397	411	832
Deposits	19	16	36	29
Mandatorily redeemable capital stock	28	2	44	2
Borrowings from other FHLBanks	—	1	—	2
Total Interest Expense	1,051	1,541	2,127	2,910
Net Interest Income	136	179	286	466
Provision for/(reversal of) credit losses	3	1	(1)	—
Net Interest Income After Provision for/(Reversal of) Credit Losses	133	178	287	466
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	3	(16)	(11)	(15)
Net gain/(loss) on derivatives	3	13	18	(21)
Standby letters of credit fees	4	6	9	11
Termination of long-term funding arrangement	—	—	30	—
Other, net	2	1	2	3
Total Other Income/(Loss)	12	4	48	(22)
Other Expense:
Compensation and benefits	27	25	56	52
Other operating expense	15	17	29	31
Federal Housing Finance Agency	2	3	4	5
Office of Finance	2	1	3	3
Other, net	1	2	5	2
Total Other Expense	47	48	97	93
Income/(Loss) Before Assessment	98	134	238	351
AHP assessment	12	13	28	35
Net Income/(Loss)	$86	$121	$210	$316
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net Income/(Loss)	$86	$121	$210	$316
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	29	42	128	10
Total other comprehensive income/(loss)	29	42	128	10
Total Comprehensive Income/(Loss)	$115	$163	$338	$326
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2023	40	$4,007	$770	$3,356	$4,126	$(61)	$8,072
Comprehensive income/(loss)			25	96	121	42	163
Issuance of capital stock	3	317					317
Repurchase of capital stock	(6)	(668)					(668)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(11)	(1,056)					(1,056)
Cash dividends paid on capital stock				(65)	(65)		(65)
Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763

Balance, March 31, 2024	24	$2,392	$815	$3,546	$4,361	$27	$6,780
Comprehensive income/(loss)			—	86	86	29	115
Issuance of capital stock	5	507					507
Repurchase of capital stock	(5)	(450)					(450)
Cash dividends paid on capital stock				(51)	(51)		(51)
Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			63	253	316	10	326
Issuance of capital stock	25	2,522					2,522
Repurchase of capital stock	(24)	(2,429)					(2,429)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,251)					(1,251)
Cash dividends paid on capital stock				(128)	(128)		(128)
Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763

Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	210	210	128	338
Issuance of capital stock	10	989					989
Repurchase of capital stock	(10)	(954)					(954)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock				(104)	(104)		(104)
Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$210	$316
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	2	63
Provision for/(reversal of) credit losses	(1)	—
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	11	15
Change in net derivatives and hedging activities	298	109
Other adjustments, net	3	3
Net change in:
Accrued interest receivable	(17)	148
Other assets	(1)	(39)
Accrued interest payable	(113)	285
Other liabilities	(5)	48
Total adjustments	177	632
Net cash provided by/(used in) operating activities	387	948
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(963)	(311)
Securities purchased under agreements to resell	350	(5,990)
Federal funds sold	1,416	(4,866)
AFS securities:
Proceeds from maturities and paydowns	131	164
Purchases	(1,389)	(1,311)
HTM securities:
Proceeds from maturities and paydowns	192	195
Advances:
Repaid	450,006	989,860
Originated	(443,488)	(971,175)
Mortgage loans held for portfolio:
Principal collected	28	28
Other investing activities, net	—	(1)
Net cash provided by/(used in) investing activities	6,283	6,593

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(160)	(181)
Net change in borrowings from other FHLBanks	—	250
Net proceeds/(payments) on derivative contracts with financing elements	11	8
Net proceeds from issuance of consolidated obligations:
Bonds	26,380	67,230
Discount notes	40,037	71,132
Payments for matured and retired consolidated obligations:
Bonds	(35,814)	(63,226)
Discount notes	(36,877)	(82,303)
Proceeds from issuance of capital stock	989	2,522
Payments for repurchase/redemption of mandatorily redeemable capital stock	(177)	(413)
Payments for repurchase of capital stock	(954)	(2,429)
Cash dividends paid	(104)	(128)
Net cash provided by/(used in) financing activities	(6,669)	(7,538)
Net increase/(decrease) in cash and due from banks	1	3
Cash and due from banks at beginning of the period	5	9
Cash and due from banks at end of the period	$6	$12
Supplemental Disclosures:
Interest paid	$2,193	$2,762
AHP payments, net	24	17
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	—	2
Transfers of capital stock to mandatorily redeemable capital stock	36	1,251
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
Termination of Long-Term Funding Arrangement. The Bank recognized $30 million as income in the first six months of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K. Other changes to these policies as of June 30, 2024, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2024, and December 31, 2023, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2024, and December 31, 2023. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $18 million and $1 million, respectively, as of June 30, 2024, and $16 million and $2 million, respectively, as of December 31, 2023.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2024, and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes $2 million of accrued interest receivable as of June 30, 2024, and December 31, 2023.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of June 30, 2024, and December 31, 2023, were as follows:

June 30, 2024
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,462	$—	$5	$—	$5,467
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	12,571	—	70	(7)	12,634
PLRMBS	1,026	(28)	29	(29)	998
Total mortgage-backed securities (MBS)	13,597	(28)	99	(36)	13,632
Total	$19,059	$(28)	$104	$(36)	$19,099

December 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,530	$—	$4	$—	$4,534
MBS:
GSEs – multifamily	12,500	—	4	(83)	12,421
PLRMBS	1,075	(31)	35	(20)	1,059
Total MBS	13,575	(31)	39	(103)	13,480
Total	$18,105	$(31)	$43	$(103)	$18,014
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $76 million and $68 million at June 30, 2024, and December 31, 2023, respectively.
At June 30, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $55 million, discounts of $184 million, and previous credit losses related to the prior methodology of evaluating credit losses of $303 million for PLRMBS. At December 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $191 million, and previous credit losses related to the prior methodology of evaluating credit losses of $312 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2024, and December 31, 2023. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. obligations – Treasury notes	$839	$—	$—	$—	$839	$—
MBS – GSEs – multifamily	748	1	1,501	6	2,249	7
PLRMBS	115	5	263	24	378	29
Total	$1,702	$6	$1,764	$30	$3,466	$36

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$7,517	$45	$3,525	$38	$11,042	$83
PLRMBS	30	1	283	19	313	20
Total	$7,547	$46	$3,808	$57	$11,355	$103
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of June 30, 2024, and December 31, 2023, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,943	$1,945
Due after 1 year through 5 years	3,519	3,522
Total U.S. Treasury obligations	5,462	5,467
MBS	13,597	13,632
Total	$19,059	$19,099

December 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	4,385	4,389
Total U.S. Treasury obligations	4,530	4,534
MBS	13,575	13,480
Total	$18,105	$18,014

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2024
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$39	$—	$(1)	$38
MBS – GSEs:
MBS – GSEs – single-family	550	2	(16)	536
MBS – GSEs – multifamily	954	—	(3)	951
Subtotal MBS – GSEs	1,504	2	(19)	1,487
PLRMBS	112	—	(7)	105
Total	$1,655	$2	$(27)	$1,630

December 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$49	$—	$(1)	$48
MBS – GSEs:
MBS – GSEs – single-family	605	1	(16)	590
MBS – GSEs – multifamily	1,069	—	(5)	1,064
Subtotal MBS – GSEs	1,674	1	(21)	1,654
PLRMBS	124	—	(8)	116
Total	$1,847	$1	$(30)	$1,818
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $6 million at June 30, 2024, and December 31, 2023.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At June 30, 2024, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million. At December 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $3 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three and six months ended June 30, 2024 and 2023. The Bank recorded no allowance for credit losses associated with HTM securities during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of the period	$26	$28	$31	$30
(Charge-offs)/recoveries	(1)	(1)	(2)	(2)
Provision for/(reversal of) credit losses	3	1	(1)	—
Balance, end of the period	$28	$28	$28	$28

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

To evaluate investment securities for expected credit loss at June 30, 2024, and December 31, 2023, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at June 30, 2024, and December 31, 2023, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by a Nationally Recognized Statistical Rating Organization (NRSRO), based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At June 30, 2024, and December 31, 2023, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at June 30, 2024, and December 31, 2023.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. Many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2024, and December 31, 2023, approximately 4% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of June 30, 2024, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 10.0%; default rates of 7.3%; and loss severities of 51.1%. The weighted average percentage of the related current credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

enhancement for these securities, based on unpaid principal balance, was 8.5% as of June 30, 2024. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2024. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $2 million during the three and six months ended June 30, 2023.
For the Bank’s PLRMBS, the Bank recorded a provision for credit losses of $3 million during the three months ended June 30, 2024, as a result of declines in the fair values of the underlying collateral on certain securities. The Bank recorded a reversal of credit losses of $1 million during the six months ended June 30, 2024, largely as a result of improvements in the fair values of the underlying collateral on certain securities. The Bank recorded a provision for credit losses of $1 million during the three months ended June 30, 2023, and a de minimis provision for credit losses for PLRMBS during the six months ended June 30, 2023, as charge-offs during the period were offset by improvements in the fair values of the underlying collateral on certain securities.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $5 million and $3 million for the three and six months ended June 30, 2024, respectively, and $8 million and $19 million for the three and six months ended June 30, 2023, respectively.
Note 4 — Advances
The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from one day to 15 years, with the interest rates resetting periodically at a fixed spread to a specified index.
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at June 30, 2024, and December 31, 2023.

(Dollars in millions)	June 30, 2024		December 31, 2023
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$—	5.15%	$2	5.15%
Within 1 year(2)	34,303	4.62	35,241	4.87
After 1 year through 2 years	8,044	4.06	12,532	3.88
After 2 years through 3 years	5,906	3.59	6,437	3.23
After 3 years through 4 years	3,280	3.98	2,548	3.62
After 4 years through 5 years	1,623	4.32	3,660	4.07
After 5 years	2,038	3.75	1,290	3.71
Total par value	55,194	4.35%	61,710	4.38%
Valuation adjustments for hedging activities	(457)		(371)
Valuation adjustments under fair value option	(2)		(4)
Total	$54,735		$61,335
(1)Carrying amounts exclude accrued interest receivable of $86 million and $85 million at June 30, 2024, and December 31, 2023, respectively.
(2)Advances outstanding with redemption terms within three months totaled $13.7 billion and $16.8 billion at June 30, 2024, and December 31, 2023, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by the Finance Agency’s regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $36.3 billion at June 30, 2024, and $39.8 billion at December 31, 2023. The Bank had advances with partial prepayment symmetry outstanding totaling $182 million at June 30, 2024, and $209 million at December 31, 2023. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1.0 billion at June 30, 2024, and $3.3 billion at December 31, 2023.
The Bank had putable advances totaling $3.4 billion at June 30, 2024, and $1.4 billion at December 31, 2023. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at June 30, 2024, and December 31, 2023, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Within 1 year	34,623	35,561	37,550	36,115
After 1 year through 2 years	8,044	12,542	7,432	13,000
After 2 years through 3 years	5,916	6,437	5,156	6,149
After 3 years through 4 years	3,280	2,558	2,983	2,551
After 4 years through 5 years	1,613	3,660	1,193	2,917
After 5 years	1,718	950	880	976
Total par value	$55,194	$61,710	$55,194	$61,710
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at June 30, 2024 and 2023. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three and six months ended June 30, 2024 and 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2024		Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$17,717	32%	$203	35%	$441	37%
Western Alliance Bank	5,100	9	52	9	96	8
East West Bank	3,500	6	49	8	57	5
First Technology Federal Credit Union(3)	2,714	5	19	3	34	3
U.S. Bank, National Association(4)	2,050	4	12	2	23	2
SchoolsFirst Federal Credit Union	1,798	3	19	3	39	3
Bank of America California, National Association	1,450	3	20	3	40	3
First Foundation Bank	1,400	3	11	2	24	2
Kinecta Federal Credit Union	1,271	2	13	2	21	2
Wescom Central Credit Union	1,029	2	12	2	23	2
Subtotal	38,029	69	410	69	798	67
Others	17,165	31	172	31	384	33
Total par value	$55,194	100%	$582	100%	$1,182	100%

	June 30, 2023		Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$27,535	39%	$288	29%	$465	24%
City National Bank	8,000	11	107	11	222	11
Western Alliance Bank	4,900	7	105	10	132	7
First Technology Federal Credit Union(3)	4,050	6	37	4	75	4
U.S. Bank, National Association(4)	2,050	3	93	9	130	7
Luther Burbank Savings Bank(5)(6)	1,577	2	14	1	23	1
Bank of the West(7)	1,300	2	34	3	100	5
SchoolsFirst Federal Credit Union	1,023	1	9	1	17	1
Wells Fargo National Bank West	1,000	1	25	2	49	2
Logix Federal Credit Union(3)	930	1	12	1	23	1
Subtotal	52,365	73	724	71	1,236	63
Others	19,066	27	283	29	742	37
Total par value	$71,431	100%	$1,007	100%	$1,978	100%
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
(4)    On December 1, 2022, U.S. Bancorp, a nonmember (the parent company of U.S. Bank, National Association), announced that it completed its acquisition of MUFG Union Bank, National Association.
(5)    On February 29, 2024, Washington Federal Bank, a nonmember, announced that it completed its acquisition of Luther Burbank Savings. On the same date, Washington Federal Bank assumed all of the assets and liabilities of Luther Burbank Savings, including $1.2 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
(6)    An officer or director of the member was a Bank director during 2023.
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At June 30, 2024, and December 31, 2023, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At June 30, 2024, and December 31, 2023, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2024, and December 31, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2024, and December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2024, and December 31, 2023, are detailed below:

(In millions)	June 30, 2024	December 31, 2023
Par value of advances:
Fixed rate:
Due within 1 year	$23,276	$23,866
Due after 1 year	19,886	26,467
Total fixed rate	43,162	50,333
Adjustable rate:
Due within 1 year	11,027	11,377
Due after 1 year	1,005	—
Total adjustable rate	12,032	11,377
Total par value	$55,194	$61,710
Note 5 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago). The following table presents information as of June 30, 2024, and December 31, 2023, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	June 30, 2024	December 31, 2023
Fixed rate medium-term mortgage loans(1)	$11	$12
Fixed rate long-term mortgage loans(1)	677	704
Subtotal	688	716
Premiums	38	41
Discounts	(1)	(2)
Mortgage loans held for portfolio(2)	725	755
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$724	$754
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at June 30, 2024, and December 31, 2023.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2024, and December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)
Payment Status, at Amortized Cost(1)	June 30, 2024	December 31, 2023
30 – 59 days delinquent	$3	$5
60 – 89 days delinquent	2	4
90 days or more delinquent	17	16
Total past due	22	25
Total current loans	703	730
Total mortgage loans held for portfolio	$725	$755
In process of foreclosure, included above(2)	$2	$2
Nonaccrual loans(3)	$17	$16
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.39%	2.17%
(1)    The amortized cost in a loan is the unpaid principal balance of the loan, adjusted for net deferred loan fees or costs, amortized premiums or discounts, and direct write-downs.
(2)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(3)    At June 30, 2024, and December 31, 2023, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses, factoring in the credit enhancement structure at the master commitment level. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses models that employ a variety of methods, such as projected cash flows, to estimate expected credit losses over the life of the loans. These models rely on a number of inputs, such as current and forecasted property values and interest rates as well as historical borrower behavior experience. At June 30, 2024, the Bank’s reasonable and supportable forecast of housing prices expects, on average, for prices to appreciate 1.5% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. At December 31, 2023, the Bank’s reasonable and supportable forecast of housing prices expected, on average, for prices to appreciate 1.3% over a one-year forecast horizon before reverting to long-term housing price appreciation rates of 4.0% after five additional years in the forecast based on historical averages. The Bank also incorporates associated credit enhancements, if any, to determine its estimate of expected credit losses.
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
At both June 30, 2024 and 2023, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three and six months ended June 30, 2024 and 2023.

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
Deposits outstanding as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Interest-bearing deposits (adjustable rate)	$747	$957
Non-interest-bearing deposits	7	5
Total	$754	$962
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2024, and December 31, 2023.

(Dollars in millions)	June 30, 2024		December 31, 2023
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$37,497	4.78%	$42,821	4.84%
After 1 year through 2 years	10,068	3.64	13,105	4.70
After 2 years through 3 years	4,136	2.03	5,938	1.34
After 3 years through 4 years	1,546	3.36	1,345	1.75
After 4 years through 5 years	1,496	4.26	942	2.98
After 5 years	801	2.67	826	2.35
Total par value	55,544	4.29%	64,977	4.37%
Unamortized discounts	(2)		(6)
Valuation adjustments for hedging activities	(592)		(645)
Fair value option valuation adjustments	(25)		(29)
Total	$54,925		$64,297
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
The Bank’s participation in consolidated obligation bonds at June 30, 2024, and December 31, 2023, was as follows:

(In millions)	June 30, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Non-callable	$37,146	$38,945
Callable	18,398	26,032
Total par value	$55,544	$64,977
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2024, and December 31, 2023, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	June 30, 2024	December 31, 2023
Within 1 year	$47,817	$55,291
After 1 year through 2 years	6,636	9,160
After 2 years through 3 years	943	378
After 3 years through 4 years	111	100
After 4 years through 5 years	1	12
After 5 years	36	36
Total par value	$55,544	$64,977

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)
Par value	$22,481	5.22%	$19,321	5.23%
Unamortized discounts	(165)		(134)
Total	$22,316		$19,187
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at June 30, 2024, and December 31, 2023, are detailed in the following table. For information on the general terms and types of consolidated obligation bonds outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2023 Form 10-K.

(In millions)	June 30, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Fixed rate	$25,186	$37,464
Adjustable rate	29,790	26,880
Step-up	568	633
Total consolidated obligation bonds, par value	$55,544	$64,977
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI) for the three months ended June 30, 2024 and 2023:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2023	$(46)	$(15)	$(61)
Other comprehensive income/(loss):
Net change in fair value	42		42
Net current period other comprehensive income/(loss)	42	—	42
Balance, June 30, 2023	$(4)	$(15)	$(19)

Balance, March 31, 2024	$38	$(11)	$27
Other comprehensive income/(loss):
Net change in fair value	29		29
Net current period other comprehensive income/(loss)	29	—	29
Balance, June 30, 2024	$67	$(11)	$56

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2024 and 2023:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in fair value	10		10
Net current period other comprehensive income/(loss)	10	—	10
Balance, June 30, 2023	$(4)	$(15)	$(19)

Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in fair value	128		128
Net current period other comprehensive income/(loss)	128	—	128
Balance, June 30, 2024	$67	$(11)	$56
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
As of June 30, 2024, and December 31, 2023, the Bank complied with these capital rules and requirements as shown in the following table.

	June 30, 2024		December 31, 2023
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,120	$7,410	$1,210	$7,446
Total regulatory capital	$3,453	$7,410	$3,713	$7,446
Total regulatory capital ratio	4.00%	8.58%	4.00%	8.02%
Leverage capital	$4,317	$11,115	$4,641	$11,169
Leverage ratio	5.00%	12.88%	5.00%	12.03%
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $565 million outstanding to seven institutions at June 30, 2024, and $706 million outstanding to six institutions at December 31, 2023. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at the beginning of the period	$666	$95	$706	$5
Reclassified from/(to) capital during the period	—	1,056	36	1,251
Repurchase/redemption of mandatorily redeemable capital stock	(101)	(308)	(177)	(413)
Balance at the end of the period	$565	$843	$565	$843
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at June 30, 2024, and December 31, 2023.

(In millions)
Contractual Year of Redemption	June 30, 2024	December 31, 2023
Year 2	$1	$—
Year 3	3	1
Year 4	536	2
Year 5	24	702
Past contractual redemption date because of remaining activity(1)	1	1
Total	$565	$706
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
The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Board, which may choose to follow or not follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $98 million, or 0.11% of total assets as of June 30, 2024. Excess stock totaled $118 million, or 0.13% of total assets as of December 31, 2023.
Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income. The Bank pays dividends in cash.
On July 25, 2024, the Board declared a quarterly cash dividend on the capital stock outstanding during the second quarter of 2024 at an annualized rate of 8.75%, totaling $65 million. The Bank recorded the dividend on July 25, 2024, and expects to pay the dividend on August 13, 2024.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the six months ended June 30, 2024 and 2023, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2024, or December 31, 2023:

	June 30, 2024		December 31, 2023
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association/First Republic Bank(1)	$478	16%	$643	20%
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
When the Bank issues consolidated obligation discount notes, it may also simultaneously enter into an interest rate exchange agreement to convert the fixed rate discount note to an adjustable rate discount note. The Bank began treating certain of these hedging relationships as fair value hedges in the first quarter of 2024.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2024, and December 31, 2023. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2024			December 31, 2023
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$90,629	$783	$618	$90,088	$795	$705
Derivatives not designated as hedging instruments:
Interest rate swaps	13,541	34	74	27,349	36	87
Total derivatives before netting and collateral adjustments	$104,170	817	692	$117,437	831	792
Netting adjustments and cash collateral(1)		(759)	(687)		(815)	(790)
Total derivative assets and total derivative liabilities		$58	$5		$16	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $354 million and $353 million at June 30, 2024, and December 31, 2023, respectively. Cash collateral received, including accrued interest, was $426 million and $378 million at June 30, 2024, and December 31, 2023, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and six months ended June 30, 2024 and 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Total interest income/(expense) presented in the Statements of Income	$731	$292	$(786)	$(218)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$93	$134	$(59)	$(2)
Hedged items	55	(32)	(75)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$148	$102	$(134)	$(2)

	Three Months Ended June 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,154	$209	$(1,125)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$548	$356	$(288)
Hedged items	(404)	(284)	141
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$144	$72	$(147)

	Six Months Ended June 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Total interest income/(expense) presented in the Statements of Income	$1,490	$575	$(1,636)	$(411)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$404	$532	$(220)	$(2)
Hedged items	(98)	(326)	(53)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	306	206	(273)	(2)

	Six Months Ended June 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$2,317	$399	$(2,045)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$247	$207	$(204)
Hedged items	(223)	(77)	(73)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	24	130	(277)
(1)    Includes net interest settlements.
(2)    There were no fair value hedging relationships on consolidated obligation discount notes during the three and six months ended June 30, 2023.
The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2024, and December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Amortized cost of hedged asset/(liability)(1)	$33,393	$18,034	$(23,806)	$(15,607)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(500)	$(1,323)	$592	$—
Discontinued hedging relationships included in amortized cost	43	568	—	—
Total amount of fair value hedging basis adjustments	$(457)	$(755)	$592	$—

	December 31, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$38,338	$17,029	$(34,121)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(427)	$(1,053)	$645
Discontinued hedging relationships included in amortized cost	56	621	—
Total amount of fair value hedging basis adjustments	$(371)	$(432)	$645
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
(2)There were no fair value hedging relationships on consolidated obligation discount notes at December 31, 2023.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(4)	$10	$7	$(18)
Net interest settlements	8	4	13	(1)
Total net gain/(loss) related to derivatives not designated as hedging instruments	4	14	20	(19)
Price alignment amount(1)	(1)	(1)	(2)	(2)
Net gain/(loss) on derivatives	$3	$13	$18	$(21)
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2024, was $329 million, for which the Bank posted cash collateral of $327 million in the ordinary course of business.
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
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$786	$688	$826	$778
Cleared	31	4	5	14
Total gross recognized amount	817	692	831	792
Gross amount of netting adjustments and cash collateral
Uncleared	(780)	(683)	(814)	(776)
Cleared	21	(4)	(1)	(14)
Total gross amounts of netting adjustments and cash collateral	(759)	(687)	(815)	(790)
Total derivative assets and total derivative liabilities	$58	$5	$16	$2
Net amount(1)
Uncleared	$6	$5	$12	$2
Cleared	52	—	4	—
Total net amount	$58	$5	$16	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2024, and December 31, 2023, the Bank had additional net credit exposure of $563 million and $771 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2024, and December 31, 2023. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2024, and December 31, 2023. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2024
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$6	$6	$6	$—	$—	$—
Interest-bearing deposits	3,884	3,884	3,884	—	—	—
Securities purchased under agreements to resell	3,300	3,300	—	3,300	—	—
Federal funds sold	2,445	2,445	—	2,445	—	—
AFS securities	19,099	19,099	—	18,101	998	—
HTM securities	1,655	1,630	—	1,525	105	—
Advances	54,735	54,643	—	54,643	—	—
Mortgage loans held for portfolio	724	601	—	601	—	—
Accrued interest receivable	194	194	—	194	—	—
Derivative assets, net(2)	58	58	—	817	—	(759)
Other assets(3)	18	18	18	—	—	—
Liabilities
Deposits	754	754	—	754	—	—
Consolidated obligations:
Bonds	54,925	54,692	—	54,692	—	—
Discount notes	22,316	22,310	—	22,310	—	—
Total consolidated obligations	77,241	77,002	—	77,002	—	—
Mandatorily redeemable capital stock	565	565	565	—	—	—
Accrued interest payable	407	407	—	407	—	—
Derivative liabilities, net(2)	5	5	—	692	—	(687)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest-bearing deposits	2,922	2,922	2,922	—	—	—
Securities purchased under agreements to resell	3,650	3,650	—	3,650	—	—
Federal funds sold	3,861	3,861	—	3,861	—	—
AFS securities	18,014	18,014	—	16,955	1,059	—
HTM securities	1,847	1,818	—	1,702	116	—
Advances	61,335	61,216	—	61,216	—	—
Mortgage loans held for portfolio	754	634	—	634	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets, net(2)	16	16	—	831	—	(815)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	962	962	—	962	—	—
Consolidated obligations:
Bonds	64,297	64,037	—	64,037	—	—
Discount notes	19,187	19,182	—	19,182	—	—
Total consolidated obligations	83,484	83,219	—	83,219	—	—
Mandatorily redeemable capital stock	706	706	706	—	—	—
Accrued interest payable	520	520	—	520	—	—
Derivative liabilities, net(2)	2	2	—	792	—	(790)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2024:
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
Summary of Valuation Methodologies and Primary Inputs. For more information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2023 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three and six months ended June 30, 2024.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2024, and December 31, 2023, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$5,467	$—	$—	$5,467
MBS:
GSEs – multifamily	—	12,634	—	—	12,634
PLRMBS	—	—	998	—	998
Subtotal AFS MBS	—	12,634	998	—	13,632
Total AFS securities	—	18,101	998	—	19,099
Advances(2)	—	3,864	—	—	3,864
Derivative assets, net: interest rate-related	—	817	—	(759)	58
Other assets	18	—	—	—	18
Total recurring fair value measurements – Assets	$18	$22,782	$998	$(759)	$23,039
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$543	$—	$—	$543
Derivative liabilities, net: interest rate-related	—	692	—	(687)	5
Total recurring fair value measurements – Liabilities	$—	$1,235	$—	$(687)	$548
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,421	—	—	12,421
PLRMBS	—	—	1,059	—	1,059
Subtotal AFS MBS	—	12,421	1,059	—	13,480
Total AFS securities	—	16,955	1,059	—	18,014
Advances(2)	—	1,898	—	—	1,898
Derivative assets, net: interest rate-related	—	831	—	(815)	16
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$19,684	$1,059	$(815)	$19,945
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$604	$—	$—	$604
Derivative liabilities, net: interest rate-related	—	792	—	(790)	2
Total recurring fair value measurements – Liabilities	$—	$1,396	$—	$(790)	$606
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2024, and December 31, 2023.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2024, and December 31, 2023.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2024, and the year ended December 31, 2023.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended
(In millions)	June 30, 2024	June 30, 2023
Balance, beginning of the period	$1,028	$1,150
Total gain/(loss) realized and unrealized included in:
Interest income	5	9
(Provision for)/reversal of credit losses	(3)	(1)
Unrealized gain/(loss) included in AOCI	(10)	—
Settlements	(22)	(41)
Transfers of HTM securities to AFS securities	—	2
Balance, end of the period	$998	$1,119
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$(10)	$—
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$2	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
(In millions)	June 30, 2024	June 30, 2023
Balance, beginning of the period	$1,059	$1,182
Total gain/(loss) realized and unrealized included in:
Interest income	3	19
(Provision for)/reversal of credit losses	1	—
Unrealized gain/(loss) included in AOCI	(13)	(11)
Settlements	(52)	(73)
Transfers of HTM securities to AFS securities	—	2
Balance, end of the period	$998	$1,119
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(13)	$(11)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$4	$18
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Advances	$6	$(19)	$(6)	$(1)
Consolidated obligation bonds	(3)	3	(5)	(14)
Total	$3	$(16)	$(11)	$(15)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2024 and 2023. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2024, and December 31, 2023:

	June 30, 2024			December 31, 2023
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$3,866	$3,864	$(2)	$1,902	$1,898	$(4)
Consolidated obligation bonds	568	543	(25)	633	604	(29)
(1)    At June 30, 2024, and December 31, 2023, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 12 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at June 30, 2024, and December 31, 2023. The par value of the Bank’s participation in consolidated obligations was $78.0 billion at June 30, 2024, and $84.3 billion at December 31, 2023.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2023 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Off-balance sheet commitments as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024			December 31, 2023
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,002	$9,373	$19,375	$19,418
Commitments to issue consolidated obligation discount notes, par	2	—	2	—
Commitments to issue consolidated obligation bonds, par	50	—	50	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $55 million and $57 million at June 30, 2024, and December 31, 2023, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2024, and December 31, 2023.
The Bank has pledged securities as collateral related to its cleared and uncleared derivatives. See Note 10 – Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit risk-related contingent features. As of June 30, 2024, the Bank had pledged total collateral of $917 million, including securities with a carrying value of $563 million, all of which may be repledged, and cash collateral, including accrued interest, of $354 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives. As of December 31, 2023, the Bank had pledged total collateral of $1.1 billion, including securities with a carrying value of $771 million, all of which may be repledged, and cash collateral, including accrued interest, of $353 million to counterparties and the clearing house that had market risk exposure to the Bank related to derivatives.
The Bank may be subject to various pending legal proceedings that may arise in the ordinary course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.
Note 13 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with members and nonmember borrowers that have an officer or director serving on the Board.

(In millions)	June 30, 2024	December 31, 2023
Assets:
Advances	$5,467	$5,762
Mortgage loans held for portfolio	72	74
Accrued interest receivable	6	5
Liabilities:
Deposits	$31	$34
Capital:
Capital Stock	$170	$191

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income:
Advances	$47	$75	$96	$144
Mortgage loans held for portfolio	—	1	1	1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2024, and December 31, 2023, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2023 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2024 and 2023, the Bank extended overnight loans to other FHLBanks for $10 million and $1.3 billion, respectively. During the six months ended June 30, 2024 and 2023, the Bank borrowed $40 million and $4.8 billion, respectively, from other FHLBanks.

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
Quarterly Overview
Net income for the second quarter of 2024 was $86 million, a decrease of $35 million compared with net income of $121 million for the second quarter of 2023. The $35 million decrease in net income relative to the prior-year period was primarily attributable to a decrease in net interest income of $43 million, partially offset by an improvement in other income/(loss) of $8 million.
The $43 million decrease in net interest income was due to lower average balances of interest-earning assets and higher costs of interest-bearing liabilities. The decrease was partially offset by higher yields on interest-earning assets and lower average balances of interest-bearing liabilities.
The $8 million improvement in other income/(loss) was primarily driven by a net increase in fair value on the Bank's fair value option instruments and economic derivatives.
At June 30, 2024, total assets were $86.3 billion, a decrease of $6.5 billion from $92.8 billion at December 31, 2023. The primary driver of lower assets was a decline in advances primarily from nonmember borrowers, which decreased by $6.6 billion to $54.7 billion at June 30, 2024, from $61.3 billion at December 31, 2023. Investments at June 30, 2024, were $30.4 billion, a net increase of $89 million from $30.3 billion at December 31, 2023, attributable to an increase of $129 million in U.S. Treasury securities and short-term investments, partially offset by a decrease of $40 million in mortgage-backed securities.
As of June 30, 2024, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 8.6% at June 30, 2024. The increase in the regulatory capital ratio from 8.0% at December 31, 2023, mainly resulted from the decrease in total assets during the first six months of 2024. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $7.4 billion in permanent capital. Total retained earnings increased to $4.4 billion at June 30, 2024, from $4.3 billion at December 31, 2023.
On July 25, 2024, the Bank’s board of directors (Board) declared a quarterly cash dividend on the average capital stock outstanding during the second quarter of 2024 at an annualized rate of 8.75%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The quarterly dividend will total $65 million, and the Bank expects to pay the dividend on August 13, 2024.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Selected Balance Sheet Items at Quarter End
Total Assets	$86,331	$88,026	$92,828	$95,021	$114,877
Advances	54,735	56,912	61,335	63,584	70,537
Mortgage Loans Held for Portfolio, Net	724	742	754	770	785
Investments(1)	30,383	29,896	30,294	30,235	43,139
Consolidated Obligations:(2)
Bonds	54,925	64,405	64,297	70,907	79,855
Discount Notes	22,316	14,378	19,187	14,293	24,795
Mandatorily Redeemable Capital Stock	565	666	706	776	843
Capital Stock —Class B —Putable	2,449	2,392	2,450	2,485	2,600
Unrestricted Retained Earnings	3,581	3,546	3,475	3,406	3,387
Restricted Retained Earnings	815	815	815	816	795
Accumulated Other Comprehensive Income/(Loss)	56	27	(72)	(55)	(19)
Total Capital	6,901	6,780	6,668	6,652	6,763
Selected Operating Results for the Quarter
Net Interest Income	$136	$150	$162	$171	$179
Provision for/(Reversal of) Credit Losses	3	(4)	(3)	7	1
Other Income/(Loss)	12	36	22	7	4
Other Expense	47	50	52	55	48
Affordable Housing Program (“AHP”) Assessment	12	16	15	13	13
Net Income/(Loss)	$86	$124	$120	$103	$121
Selected Other Data for the Quarter
Net Interest Margin(3)	0.65%	0.69%	0.72%	0.68%	0.55%
Return on Average Assets	0.41	0.56	0.52	0.41	0.36
Return on Average Equity	5.10	7.49	7.29	6.17	6.52
Annualized Dividend Rate	8.75	8.75	8.25	7.75	7.00
Dividend Payout Ratio(4)	43.93	42.53	43.09	62.12	53.53
Average Equity to Average Assets Ratio	8.01	7.52	7.15	6.63	5.57
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.58	8.43	8.02	7.87	6.64
Duration Gap (in months)	1.1	1.1	1.0	1.2	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of all FHLBanks at the dates indicated was as follows:

Par Value (In millions)
June 30, 2024	$1,191,995
March 31, 2024	1,172,424
December 31, 2023	1,204,316
September 30, 2023	1,229,875
June 30, 2023	1,340,166
(3)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(4)This ratio is calculated as dividends per share declared, recorded, and paid on Class B capital stock during the period divided by net income per share. The ratio excludes dividends on mandatorily redeemable capital stock (which is classified as a liability).
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and six months ended June 30, 2024 and 2023, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2024 Compared to Second Quarter of 2023

Average Balance Sheets

	Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,588	$62	5.44%	$4,432	$56	5.10%
Securities purchased under agreements to resell	1,056	14	5.42	8,770	110	5.07
Federal funds sold	4,415	59	5.42	12,729	161	5.06
Trading securities:
Mortgage-backed securities (MBS)	—	—	—	1	—	2.92
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	13,378	227	6.81	9,643	155	6.44
U.S. Treasury obligations(2)	4,604	65	5.70	4,063	54	5.34
Held-to-maturity (HTM) securities: MBS	1,710	24	5.60	2,046	25	4.92
Advances(2)(4)	53,795	731	5.46	90,192	1,154	5.13
Mortgage loans held for portfolio(5)	735	5	2.91	794	5	2.64
Total interest-earning assets	84,281	1,187	5.67	132,670	1,720	5.20
Other assets(6)	791	—		468	—
Total Assets	$85,072	$1,187		$133,138	$1,720
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$59,086	$786	5.35%	$90,534	$1,125	4.98%
Discount notes(2)	16,259	218	5.35	32,142	397	4.96
Deposits	1,395	19	5.39	1,197	16	5.07
Mandatorily redeemable capital stock	621	28	18.28	654	2	1.31
Borrowings from other FHLBanks	—	—	—	17	1	5.14
Total interest-bearing liabilities	77,361	1,051	5.46	124,544	1,541	4.96
Other liabilities(6)	900	—		1,183	—
Total Liabilities	78,261	1,051		125,727	1,541
Total Capital	6,811	—		7,411	—
Total Liabilities and Capital	$85,072	$1,051		$133,138	$1,541
Net Interest Income		$136			$179
Net Interest Spread(7)			0.21%			0.24%
Net Interest Margin(8)			0.65%			0.55%
Interest-earning Assets/Interest-bearing Liabilities	108.95%			106.53%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows. There were no interest rate exchange agreements associated with discount notes during the three months ended June 30, 2023.

	Three Months Ended
	June 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(26)	$—	$—	$(32)
Net gain/(loss) on derivatives and hedged items	2	1	—	(1)	2
Net interest settlements on derivatives	161	136	(134)	(1)	162
Price alignment amount(9)	(9)	(9)	—	—	(18)
Total effect on net interest income	$148	$102	$(134)	$(2)	$114

	Three Months Ended
	June 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(5)	$(26)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	—	(4)	(1)	(5)
Net interest settlements on derivatives	158	108	(146)	120
Price alignment amount(9)	(9)	(6)	—	(15)
Total effect on net interest income	$144	$72	$(147)	$69
(3)Interest income included net prepayment fees on AFS MBS of $1 million for the three months ended June 30, 2024 and 2023.
(4)Interest income includes net prepayment fees on advances of a de minimis amount and $4 million for the three months ended June 30, 2024 and 2023, respectively.
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
Net interest income in the second quarter of 2024 was $136 million, a 24% decrease from $179 million in the second quarter of 2023. The following table details the changes in interest income and interest expense for the second quarter of 2024 compared to the second quarter of 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest income:
Interest-bearing deposits	$6	$2	$4
Securities purchased under agreements to resell	(96)	(103)	7
Federal funds sold	(102)	(113)	11
AFS securities:
MBS(2)	72	63	9
U.S. Treasury obligations(2)	11	7	4
HTM securities: MBS	(1)	(4)	3
Advances(2)	(423)	(494)	71
Total interest income	(533)	(642)	109
Interest expense:
Consolidated obligations:
Bonds(2)	(339)	(416)	77
Discount notes(2)	(179)	(209)	30
Deposits	3	2	1
Mandatorily redeemable capital stock	26	—	26
Borrowings from other FHLBanks	(1)	—	(1)
Total interest expense	(490)	(623)	133
Net interest income	$(43)	$(19)	$(24)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 65 basis points for the second quarter of 2024, 10 basis points higher than the net interest margin for the second quarter of 2023, which was 55 basis points. The increase in net interest margin is primarily attributable to an increase in the average rate paid on advances to 5.46% for the three months ended June 30, 2024, compared to 5.13% for the three months ended June 30, 2023. These effects were partially offset by an increase in the average rate paid on interest-bearing liabilities to 5.46% for the three months ended June 30, 2024, compared to 4.96% for the three months ended June 30, 2023.
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
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2024 and 2023.

	Three Months Ended
(In millions)	June 30, 2024	June 30, 2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$3	$(16)
Net gain/(loss) on derivatives	3	13
Standby letters of credit fees	4	6
Other, net	2	1
Total Other Income/(Loss)	$12	$4
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three months ended June 30, 2024 and 2023.

	Three Months Ended
(In millions)	June 30, 2024	June 30, 2023
Advances	$6	$(19)
Consolidated obligation bonds	(3)	3
Total	$3	$(16)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	Three Months Ended
(In millions)	June 30, 2024			June 30, 2023
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(7)	$13	$6	$21	$12	$33
Not elected for fair value option	(5)	7	2	12	11	23
Consolidated obligation bonds:
Elected for fair value option	3	(5)	(2)	(4)	(7)	(11)
Not elected for fair value option	4	(7)	(3)	(9)	(9)	(18)
Consolidated obligation discount notes:
Not elected for fair value option	1	—	1	(10)	(3)	(13)
Price alignment amount(1)	(1)	—	(1)	(1)	—	(1)
Total	$(5)	$8	$3	$9	$4	$13
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the second quarter of 2024, net gains on derivatives totaled $3 million compared to net gains of $13 million in the second quarter of 2023. These amounts included interest income of $8 million and $4 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Other Expense. During the second quarter of 2024, other expenses totaled $47 million, compared to $48 million in the second quarter of 2023. The decrease was attributable to a $2 million decrease in fees for professional services and a $1 million decrease in expenses related to the Federal Housing Finance Agency. Other expense also included an increase in compensation and benefits.
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
The Bank’s total AHP assessments equaled $12 million and $13 million for the three months ended June 30, 2024 and 2023, respectively.
Return on Average Equity. Return on average equity (ROE) was 5.10% (annualized) for the second quarter of 2024, compared to 6.52% (annualized) for the second quarter of 2023. The decrease reflected lower net income for the second quarter of 2024, which decreased 29%, from $121 million in the second quarter of 2023 to $86 million in the second quarter of 2024, partially offset by a decrease in average equity from $7.4 billion in the second quarter of 2023 to $6.8 billion in the second quarter of 2024.
Dividends and Retained Earnings. In the second quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $66 million, including $51 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $65 million, including $65 million in dividends on capital stock and a de mimimis amount in dividends on mandatorily redeemable capital stock.
The Bank pays these dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.
The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. Under this approach, the Bank will endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Board, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Average Balance Sheets

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,261	$115	5.45%	$4,408	$106	4.85%
Securities purchased under agreements to resell	1,464	39	5.42	8,383	202	4.87
Federal funds sold	4,976	134	5.42	12,132	291	4.83
Trading securities: MBS	—	—	—	1	—	2.85
AFS securities:(1)
MBS(2)(3)	13,418	446	6.68	9,245	296	6.45
U.S. Treasury obligations(2)	4,565	129	5.70	4,037	103	5.16
HTM securities: MBS	1,750	49	5.59	2,090	49	4.70
Advances(2)(4)	54,813	1,490	5.47	90,963	2,317	5.14
Mortgage loans held for portfolio(5)	742	11	2.99	802	12	3.07
Loans to other FHLBanks	—	—	—	10	—	4.63
Total interest-earning assets	85,989	2,413	5.64	132,071	3,376	5.16
Other assets(6)	720	—		417	—
Total Assets	$86,709	$2,413		$132,488	$3,376
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$61,647	$1,636	5.34%	$86,889	$2,045	4.75%
Discount notes(2)	15,362	411	5.35	35,398	832	4.74
Deposits	1,331	36	5.41	1,174	29	4.92
Mandatorily redeemable capital stock	652	44	13.66	385	2	1.17
Borrowings from other FHLBanks	—	—	—	65	2	4.71
Total interest-bearing liabilities	78,992	2,127	5.42	123,911	2,910	4.74
Other liabilities(6)	989	—		964	—
Total Liabilities	79,981	2,127		124,875	2,910
Total Capital	6,728	—		7,613	—
Total Liabilities and Capital	$86,709	$2,127		$132,488	$2,910
Net Interest Income		$286			$466
Net Interest Spread(7)			0.22%			0.42%
Net Interest Margin(8)			0.67%			0.71%
Interest-earning Assets/Interest-bearing Liabilities	108.86%			106.58%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.

(2)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows. There were no interest rate exchange agreements associated with discount notes during the six months ended June 30, 2023.

	Six Months Ended
	June 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(12)	$(51)	$—	$—	$(63)
Net gain/(loss) on derivatives and hedged items	4	2	—	(1)	5
Net interest settlements on derivatives	333	272	(272)	(1)	332
Price alignment amount(9)	(19)	(17)	(1)	—	(37)
Total effect on net interest income	$306	$206	$(273)	$(2)	$237

	Six Months Ended
	June 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(13)	$(51)	$—	$(64)
Net gain/(loss) on derivatives and hedged items	(208)	(3)	(6)	(217)
Net interest settlements on derivatives	263	197	(271)	189
Price alignment amount(9)	(18)	(13)	—	(31)
Total effect on net interest income	$24	$130	$(277)	$(123)
(3)Interest income included net prepayment fees on AFS MBS of $2 million and $6 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Interest income includes net prepayment fees on advances of $2 million and $99 million for the six months ended June 30, 2024 and 2023, respectively.
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
Net interest income for the first six months of 2024 was $286 million, a 39% decrease from $466 million for the first six months of 2023. The decrease in net interest income was primarily attributable to the significant difference in net advance prepayment fees between the two periods. During the first six months of 2023, the Bank recognized net prepayment fee income of $99 million, comprising $290 million in prepayment fees received from borrowers, partially offset by $19 million in prepayment fees paid to borrowers and $172 million in hedging-related fair value net realized losses associated with the prepaid advances. In contrast, these fees were significantly lower in the first six months of 2024. The decrease in net interest income compared to the prior-year period was also attributable to lower average balances of interest-earning assets and higher costs of interest-bearing liabilities, partially offset by higher yields on interest-earning assets and lower average balances of interest-bearing liabilities.
The following table details the changes in interest income and interest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$9	$(4)	$13
Securities purchased under agreements to resell	(163)	(184)	21
Federal funds sold	(157)	(189)	32
AFS securities:
MBS(2)	150	139	11
U.S. Treasury obligations(2)	26	15	11
HTM securities: MBS	—	(9)	9
Advances(2)	(827)	(969)	142
Mortgage loans held for portfolio	(1)	(1)	—
Total interest-earning assets	(963)	(1,202)	239
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(409)	(644)	235
Discount notes(2)	(421)	(518)	97
Deposits	7	5	2
Mandatorily redeemable capital stock	42	3	39
Borrowings from other FHLBanks	(2)	(2)	—
Total interest-bearing liabilities	(783)	(1,156)	373
Net interest income	$(180)	$(46)	$(134)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 67 basis points for the first six months of 2024, 4 basis points lower than the net interest margin for the first six months of 2023, which was 71 basis points. The decrease in net interest margin is primarily attributable to $99 million in net advance prepayment fees in the prior-year period, which were significantly lower in the first six months of 2024. The decrease in net interest margin was also the result of a decrease in the average balances of interest-earning assets for the first six months of 2024, compared to the prior-year period, and an increase in the average rate paid on interest-bearing liabilities to 5.42% for the first six months of 2024, compared to 4.74% for the first six months of 2023. These effects were partially offset by a decrease in the average balances of interest-bearing liabilities for the first six months of 2024, compared to the prior-year period, and an increase in the average rate earned on interest-earning assets to 5.64% for the six months ended June 30, 2024, compared to 5.16% for the six months ended June 30, 2023.
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses, the Bank updates its estimate of expected cash flows on a regular basis. If there is no allowance for credit losses on the security, the yield of the security is adjusted on a prospective basis and accreted into interest income based on the expected cash flows.
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. In addition, events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members, especially its largest borrowers, may also have the effect of reducing member demand for wholesale funding. As a result, Bank asset levels and operating results may vary significantly from period to period. See “Item 1. Financial Statements - Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2024 and 2023.

	Six Months Ended
(In millions)	June 30, 2024	June 30, 2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(11)	$(15)
Net gain/(loss) on derivatives	18	(21)
Standby letters of credit fees	9	11
Termination of long-term funding arrangement	30	—
Other, net	2	3
Total Other Income/(Loss)	$48	$(22)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the six months ended June 30, 2024 and 2023.

	Six Months Ended
(In millions)	June 30, 2024	June 30, 2023
Advances	$(6)	$(1)
Consolidated obligation bonds	(5)	(14)
Total	$(11)	$(15)
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the six months ended June 30, 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
(In millions)	June 30, 2024			June 30, 2023
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$11	$25	$36	$1	$22	$23
Not elected for fair value option	(11)	14	3	(33)	19	(14)
Consolidated obligation bonds:
Elected for fair value option	3	(12)	(9)	12	(21)	(9)
Not elected for fair value option	2	(14)	(12)	7	(18)	(11)
Consolidated obligation discount notes:
Not elected for fair value option	2	—	2	(5)	(3)	(8)
Price alignment amount(1)	(2)	—	(2)	(2)	—	(2)
Total	$5	$13	$18	$(20)	$(1)	$(21)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first six months of 2024, net gains on derivatives totaled $18 million compared to net losses of $21 million in the first six months of 2023. These amounts included interest income of $13 million and interest expense of $1 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its PLRMBS, the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During the six months ended June 30, 2024, the Bank terminated the long-term funding arrangement, and in accordance with its terms, recognized $30 million of other income.
Other Expense. During the first six months of 2024, other expenses totaled $97 million, compared to $93 million in the first six months of 2023. The increase was attributable to increases in a voluntary allocation for the Affordable Housing Program, which was in addition to the statutory Affordable Housing Program assessment discussed below, and in compensation and benefits.
Affordable Housing Program. The Bank’s total AHP assessments equaled $28 million and $35 million for the six months ended June 30, 2024 and 2023, respectively.
Return on Average Equity. ROE (annualized) was 6.28% for the first six months of 2024, compared to 8.37% for the first six months of 2023. The decrease reflected lower net income for the first six months of 2024, which decreased 34% to $210 million in the first six months of 2024 from $316 million in the first six months of 2023, which was partially offset by a decrease in average equity to $6.7 billion in the first six months of 2024 from $7.6 billion in the first six months of 2023.

Dividends and Retained Earnings. In the first six months of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $135 million, including $104 million in dividends on capital stock and $31 million in dividends on mandatorily redeemable capital stock. In the first six months of 2023, the Bank paid dividends at an annualized rate of 7.00%, totaling $130 million, including $128 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock.
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

Financial Condition
Total assets were $86.3 billion at June 30, 2024, compared to $92.8 billion at December 31, 2023. Advances decreased by $6.6 billion, or 11%, to $54.7 billion at June 30, 2024, from $61.3 billion at December 31, 2023. Average advances were $54.8 billion for the first six months of 2024, a 40% decrease from $91.0 billion for the first six months of 2023. Average MBS investments were $15.2 billion for the first six months of 2024, a 34% increase from $11.3 billion for the first six months of 2023.
Advances outstanding at June 30, 2024, included net unrealized losses of $459 million, of which $457 million represented unrealized losses on hedged advances and $2 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2023, included net unrealized losses of $375 million, of which $371 million represented unrealized losses on hedged advances and $4 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on advances from December 31, 2023, to June 30, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances during the period.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. These investments are funded with longer tenor debt to create liquidity.
Total liabilities were $79.4 billion at June 30, 2024, a decrease of $6.8 billion from $86.2 billion at December 31, 2023, primarily reflecting a $6.3 billion decrease in consolidated obligations outstanding to $77.2 billion at June 30, 2024, from $83.5 billion at December 31, 2023. Average consolidated obligations were $77.0 billion for the first six months of 2024 and $122.3 billion for the first six months of 2023.
Consolidated obligations outstanding at June 30, 2024, included net unrealized gains of $592 million on hedged consolidated obligation bonds and unrealized gains of $25 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2023, included net unrealized gains of $645 million on hedged consolidated obligation bonds and unrealized gains of $29 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2023, to June 30, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at June 30, 2024, and December 31, 2023.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 12 – Commitments and Contingencies.
The average balances of interest-bearing demand and overnight deposits were $878 million and $845 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 5.22% and 4.77% for the first six months of 2024 and 2023, respectively. There were a de minimis amount of term deposits outstanding during the first six months of 2024. The average balance of term deposits was $14 million and the weighted average interest rate paid on term deposits was 4.44% for the first six months of 2023. All Bank deposits are uninsured.
Accumulated other comprehensive income was $56 million at June 30, 2024, an increase of $128 million compared to accumulated other comprehensive loss of $72 million at December 31, 2023, mainly attributable to an improvement in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during 2024, mostly impacting the Bank’s agency MBS portfolio.
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
Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type at June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$4,685	9%	2,055	2%
Adjustable – SOFR, callable at borrower’s option	700	1	3,000	5
Subtotal adjustable rate advances	5,385	10	5,055	7
Fixed	6,668	12	10,240	17
Fixed – amortizing	47	—	47	—
Fixed – with PPS(1)	182	—	209	1
Fixed – with FPS(1)	32,581	59	38,144	62
Fixed – callable at borrower’s option with FPS(1)	330	1	340	1
Fixed – putable at Bank’s option with FPS(1)	3,354	6	1,353	2
Subtotal fixed rate advances	43,162	78	50,333	83
Daily variable rate	6,647	12	6,322	10
Total par value	$55,194	100%	$61,710	100%
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
MBS Investments – The Bank’s MBS portfolio was $15.3 billion at June 30, 2024, and December 31, 2023. During the first six months of 2024, changes in the Bank’s MBS portfolio included $319 million in principal repayments, a $263 million decrease in basis adjustments, $550 million in purchases, and a $128 million increase in the fair values of MBS investments classified as AFS.
Mortgage Loans – Mortgage loan balances were $724 million at June 30, 2024, a decrease of $30 million from $754 million at December 31, 2023. Average mortgage loans were $742 million for the first six months of 2024, a decrease of $60 million from $802 million for the first six months of 2023.
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
As of June 30, 2024, and December 31, 2023, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of June 30, 2024, and December 31, 2023, were within the tolerance levels provided by the Finance Agency’s guidance. At June 30, 2024, the Bank had $52 million in commitments to issue consolidated obligations. The Bank had no commitments to issue consolidated obligations at December 31, 2023.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2023 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2024, and December 31, 2023, the Bank had no advance commitments and $19.4 billion in standby letters of credit outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments and Contingencies.”
Capital
On July 29, 2022, the Board approved proposed amendments to the Bank’s capital plan, which were submitted to the Finance Agency for approval in August 2022. On April 11, 2024, the Bank withdrew the application it submitted to the Finance Agency in August of 2022 that requested approval of the proposed amendments to its capital plan. In March 2024, the Board approved changes to the Bank's capital plan which would primarily provide for the option to establish two subclasses of stock for the potential purpose of enabling the declaration of different dividend rates on Membership and Activity stock. Such a change would require further action from the Board. This plan was submitted to the Finance Agency for approval in April 2024.
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

Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Board has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile in relation to its risk appetite and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2023 Form 10-K.
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
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates decreased to 69%, or $38.0 billion, at June 30, 2024, compared to 71%, or $43.8 billion, at December 31, 2023.
Several of the Bank’s top 10 advance borrowers and their affiliates at yearend 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023, or have been acquired by nonmember institutions. As of June 30, 2024 and December 31, 2023, nonmembers accounted for $20.8 billion, or 38%, and $26.0 billion, or 42%, of total advances outstanding, respectively. Nonmembers accounted for $223 million, or 38%, and $482 million, or 41%, of the Bank’s interest income from advances for the three and six months ended June 30, 2024, respectively. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances, the level of advances and their associated net interest income in the future will be determined by member business, which will be subject to a number of factors including, but not limited to, a member’s ability to generate new business to seek new advances, consolidation within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk”.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

June 30, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$23,801	$25,798
11% – 25%	7	2,069	2,603
26% – 50%	21	20,250	34,699
More than 50%	175	28,488	153,893
Total	212	$74,608	$216,993

December 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$28,055	$29,699
11% – 25%	8	3,565	4,203
26% – 50%	24	14,557	25,969
More than 50%	180	34,991	163,199
Total	218	$81,168	$223,070
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of June 30, 2024. The Bank has never experienced any credit losses on advances.
Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ market valuations and market liquidation risks. The securities collateral pledged largely consists of agency pools and collateralized mortgage obligations, agency debt, and U.S. Treasury securities.
Most institutions may choose to pledge loan collateral by specific identification or under a blanket lien. Insurance companies, community development financial institutions (CDFIs), and housing associates are required to pledge loan collateral by specific identification with monthly reporting. All other borrowers pledging by specific identification must provide a detailed listing of all the loans pledged to the Bank on a monthly basis.
The Bank may require certain de novo institutions (chartered within the last three years), insurance companies, CDFIs and housing associates to deliver pledged loan collateral to the Bank. Other considerations for delivery of pledged collateral may include the institution’s creditworthiness, satisfactory maintenance of its collateral, and the status of the Bank’s priority of security interest.
As of June 30, 2024, of the loan collateral pledged to the Bank, 23% was pledged by 21 institutions by specific identification, 43% was pledged by 117 institutions under a blanket lien with detailed reporting, and 34% was pledged by 142 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the institution and the types of collateral pledged.
As of June 30, 2024, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at June 30, 2024, and December 31, 2023.

Composition of Loan Collateral Pledged

(In millions)	June 30, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$151,360	$100,472	$162,389	$103,893
Second lien residential mortgage loans and home equity lines of credit	13,932	6,752	14,112	6,735
Multifamily mortgage loans	47,554	29,933	56,957	34,656
Commercial mortgage loans	81,130	51,544	83,713	50,891
Loan participations(1)	1,245	421	1,369	468
Small business, small farm, and small agribusiness loans	1,735	434	1,632	420
Total	$296,956	$189,556	$320,172	$197,063
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At June 30, 2024, and December 31, 2023, the unpaid principal balance of these loans totaled $4.4 billion and $3.7 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At June 30, 2024, and December 31, 2023, the borrowing capacity of these loans totaled $2.9 billion and $2.1 billion, respectively.

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

The following table presents the Bank’s investment credit exposure at June 30, 2024, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch).

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$5,467	$—	$—	$—	$—	$5,467
MBS:
Other U.S. obligations – single-family	—	39	—	—	—	—	39
MBS – GSEs:
GSEs – single-family(2)	4	543	2	—	1	—	550
GSEs – multifamily	—	13,588	—	—	—	—	13,588
Total MBS – GSEs	4	14,131	2	—	1	—	14,138
PLRMBS	—	15	24	38	536	497	1,110
Total MBS	4	14,185	26	38	537	497	15,287
Total securities	4	19,652	26	38	537	497	20,754
Interest-bearing deposits	—	—	3,884	—	—	—	3,884
Securities purchased under agreements to resell(3)	—	1,800	—	—	—	1,500	3,300
Federal funds sold(4)	—	1,545	900	—	—	—	2,445
Total investments	$4	$22,997	$4,810	$38	$537	$1,997	$30,383
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at June 30, 2024, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2024, and December 31, 2023.

	Carrying Value(1)
(In millions)	June 30, 2024	December 31, 2023
Interest-bearing deposits	$3,884	$2,922
Federal funds sold	2,445	3,861
Total	$6,329	$6,783
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2024, and December 31, 2023.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2024, 39% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2024, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,534	$3,534
U.S. subsidiaries of foreign commercial banks	—	350	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	3,884	3,884
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	1,050	—	1,050
France	—	150	150
Netherlands	—	750	750
Total U.S. branches and agency offices of foreign commercial banks	1,545	900	2,445
Total unsecured credit exposure	$1,545	$4,784	$6,329
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2024.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2024. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2024, the Bank’s MBS portfolio was 215% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of June 30, 2024, the Bank’s investment in MBS had gross unrealized losses totaling $63 million, $36 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2024, all of the gross unrealized losses on its agency MBS are temporary.
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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2024.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2024.
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

The following tables present the Bank’s credit exposure to its derivative dealer counterparties at the dates indicated.

June 30, 2024
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$14	$(14)	$—	$—
A	7,610	367	(363)	—	4
Cleared derivatives(2)	77,096	28	24	563	615
Liability positions with credit exposure:
Uncleared derivatives
A	1,042	(33)	34	—	1
BBB	7,932	(175)	176	—	1
Total derivative positions with credit exposure to nonmember counterparties	93,761	$201	$(143)	$563	$621
Derivative positions without credit exposure	10,409
Total notional	$104,170

December 31, 2023
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$81	$13	$(13)	$—	$—
A	12,727	125	(120)	—	5
Liability positions with credit exposure:
Uncleared derivatives
A	8,858	(129)	133	—	4
BBB	9,084	(203)	206	—	3
Cleared derivatives(2)	82,114	(9)	13	771	775
Total derivative positions with credit exposure to nonmember counterparties	112,864	$(203)	$219	$771	$787
Derivative positions without credit exposure	4,573
Total notional	$117,437
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at June 30, 2024, and December 31, 2023.
Critical Accounting Estimates
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
There have been no significant changes in the judgments and assumptions made during the first six months of 2024 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Legislative and Regulatory Developments
Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future” (System at 100 Report), presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.
The Finance Agency made legislative recommendations for the FHLBank System in its 2023 report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.
In April 2024, the Finance Agency provided an update on its plan to implement the System at 100 Report’s recommendations and announced key priorities for 2024, including, among others, (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; and (3) streamlining requirements related to the Affordable Housing Program (AHP). The Finance Agency stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.
On May 16, 2024, the Finance Agency issued a request for input on updates to the mission statement for the FHLBank System, establishment of methods for measuring and evaluating mission achievement, which could include updating the list of the FHLBanks’ core mission activities, and institution of a member incentive program that would provide added benefits in accordance with the members’ respective engagement with the FHLBanks’ housing finance and community development mission.

On June 20, 2024, the Finance Agency issued a request for input regarding the efficiency and effectiveness of the FHLBanks’ AHP competitive application process, including scope, complexity, documentation requirements, and interaction with other funders’ requirements, as well as suggestions for potential improvements, such as simplification of the AHP application process.
Feedback received from commentators in response to the Finance Agency’s requests for input may impact future Finance Agency supervisory, advisory, regulatory, or statutory proposals. The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the System at 100 Report, and the Bank is not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank, its members, or the FHLBank System in the future. The Bank plans to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve the Bank’s members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see, respectively, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Item 1A – Risk Factors” of the Bank’s Annual Report each included in the Bank’s 2023 Form 10-K.
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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors (Board) establishes market risk limits and market risk measurement standards at the product level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s advances-related products and mortgage-related products. These guidelines provide limits that are monitored at the product level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each product regularly. Compliance with Bank limits and guidelines is reviewed by the Board on a regular basis, along with a corrective action plan if applicable.
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of June 30, 2024.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of June 30, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2024	December 31, 2023
+200 basis-point change	–2.4%	–2.3%
+100 basis-point change	–1.2	–1.1
–100 basis-point change(2)	+1.1	+1.0
–200 basis-point change(2)	+2.2	+1.8
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2024, are comparable with the estimates as of December 31, 2023. Compared to yearend 2023, interest rates as of June 30, 2024, have decreased 4 basis points for the one-month Treasury bill, increased 51 basis points for the five-year Treasury note, and increased 49 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 248% as of June 30, 2024.
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
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors the duration gap analysis and does not have a risk limit. At June 30, 2024, and December 31, 2023, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	June 30, 2024		December 31, 2023
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$86,331	1.9	$92,828	1.8
Liabilities	79,430	0.8	86,160	0.8
Net	$6,901	1.1	$6,668	1.0
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
The Bank manages the interest rate risk and market risk of the mortgage-related products through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at June 30, 2024, was $16.0 billion, including $15.3 billion in MBS and $725 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2023, was $16.1 billion, including $15.3 billion in MBS and $755 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.9 billion, or 93%, of MBS and mortgage loans at June 30, 2024, and $14.9 billion, or 92%, of MBS and mortgage loans at December 31, 2023. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.2 billion, or 7%, of MBS and mortgage loans, at June 30, 2024, and $1.2 billion, or 8%, of MBS and mortgage loans at December 31, 2023.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related products as of June 30, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Products for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2024	December 31, 2023
+200 basis-point change	–0.5%	–0.3%
+100 basis-point change	–0.2	–0.1
–100 basis-point change(2)	+0.2	+0.1
–200 basis-point change(2)	+0.4	0.0
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2024, are comparable with the estimates as of December 31, 2023.
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

Internal Control Over Financial Reporting
During the three months ended June 30, 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Item 1A – Risk Factors” in the Bank’s 2023 Form 10-K. Reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on May 13, 2024
10.1
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Alanna McCargo, dated May 7, 2024, incorporated by reference to Exhibit 10.1 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398).

10.2
Amendment No. 2 to Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated May 7, 2024, incorporated by reference to Exhibit 10.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398).

10.3
Independent Contractor Consulting Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated May 7, 2024, incorporated by reference to Exhibit 10.3 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398).

10.4	Executive Incentive Plan, as amended and restated December 31, 2023; Appendices I-III, as approved December 23, 2016; Appendix IV, as approved December 1, 2017; Appendix V, as approved December 7, 2018; Appendix VI, as approved January 31, 2020; Appendix VII, as approved May 28, 2021; Appendix VIII, as approved December 10, 2021; Appendix IX, as approved March 31, 2023; and Appendix X, as approved December 31, 2023.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2024.

Federal Home Loan Bank of San Francisco

/S/ ALANNA MCCARGO
Alanna McCargo President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ Ludmila V. Sheftel
Ludmila V. Sheftel Managing Director and Interim Controller (Principal accounting officer)