Form 10-Q
period 2024-09-30
Federal Home Loan Bank of San Francisco
filed 2024-11-01
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 29, 2024
Class B Stock, par value $100 per share	29,128,918

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$9	$5
Interest-bearing deposits	4,169	2,922
Securities purchased under agreements to resell	1,750	3,650
Federal funds sold	4,895	3,861
Available-for-sale (AFS) securities, net of allowance for credit losses of $25 and $31, respectively (amortized cost of $20,189 and $18,105, respectively)(a)	20,223	18,014
Held-to-maturity (HTM) securities (fair values of $1,532 and $1,818, respectively)	1,550	1,847
Advances (includes $5,155 and $1,898 at fair value under the fair value option, respectively)	49,473	61,335
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	707	754
Accrued interest receivable	175	184
Derivative assets, net	93	16
Other assets	226	240
Total Assets	$83,270	$92,828
Liabilities:
Deposits	$1,373	$962
Consolidated obligations:
Bonds (includes $527 and $604 at fair value under the fair value option, respectively)	62,745	64,297
Discount notes	11,005	19,187
Total consolidated obligations	73,750	83,484
Mandatorily redeemable capital stock	465	706
Accrued interest payable	402	520
Affordable Housing Program (AHP) payable	142	133
Derivative liabilities, net	6	2
Other liabilities	223	353
Total Liabilities	76,361	86,160
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 25 shares, respectively	2,416	2,450
Unrestricted retained earnings	3,631	3,475
Restricted retained earnings	815	815
Total Retained Earnings	4,446	4,290
Accumulated other comprehensive income/(loss) (AOCI)	47	(72)
Total Capital	6,909	6,668
Total Liabilities and Capital	$83,270	$92,828
(a)    At September 30, 2024, and December 31, 2023, $575 million and $771 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest Income:
Advances	$695	$867	$2,185	$3,184
Interest-bearing deposits	60	61	175	167
Securities purchased under agreements to resell	13	50	52	252
Federal funds sold	62	123	196	414
AFS securities	313	246	888	645
HTM securities	22	25	71	74
Mortgage loans held for portfolio	5	9	16	21
Total Interest Income	1,170	1,381	3,583	4,757
Interest Expense:
Consolidated obligations:
Bonds	794	963	2,430	3,008
Discount notes	200	218	611	1,050
Deposits	18	16	54	45
Mandatorily redeemable capital stock	12	13	56	15
Borrowings from other FHLBanks	—	—	—	2
Total Interest Expense	1,024	1,210	3,151	4,120
Net Interest Income	146	171	432	637
Provision for/(reversal of) credit losses	(4)	7	(5)	7
Net Interest Income After Provision for/(Reversal of) Credit Losses	150	164	437	630
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	72	(12)	61	(27)
Net gain/(loss) on derivatives	(49)	15	(31)	(6)
Standby letters of credit fees	5	4	14	15
Termination of long-term funding arrangement	—	—	30	—
Other, net	2	—	4	3
Total Other Income/(Loss)	30	7	78	(15)
Other Expense:
Compensation and benefits	25	26	81	78
Other operating expense	14	17	43	48
Federal Housing Finance Agency	3	2	7	7
Office of Finance	2	2	5	5
Other, net	21	8	26	10
Total Other Expense	65	55	162	148
Income/(Loss) Before Assessment	115	116	353	467
AHP assessment	13	13	41	48
Net Income/(Loss)	$102	$103	$312	$419
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net Income/(Loss)	$102	$103	$312	$419
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(8)	(35)	120	(25)
Net change in pension and postretirement benefits	(1)	(1)	(1)	(1)
Total other comprehensive income/(loss)	(9)	(36)	119	(26)
Total Comprehensive Income/(Loss)	$93	$67	$431	$393
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2023	26	$2,600	$795	$3,387	$4,182	$(19)	$6,763
Comprehensive income/(loss)			21	82	103	(36)	67
Issuance of capital stock	3	246					246
Repurchase of capital stock	(4)	(360)					(360)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(1)					(1)
Cash dividends paid on capital stock				(63)	(63)		(63)
Balance, September 30, 2023	25	$2,485	$816	$3,406	$4,222	$(55)	$6,652

Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901
Comprehensive income/(loss)			—	102	102	(9)	93
Issuance of capital stock	3	331					331
Repurchase of capital stock	(3)	(364)					(364)
Cash dividends paid on capital stock				(52)	(52)		(52)
Balance, September 30, 2024	24	$2,416	$815	$3,631	$4,446	$47	$6,909

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			84	335	419	(26)	393
Issuance of capital stock	28	2,768					2,768
Repurchase of capital stock	(28)	(2,789)					(2,789)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,252)					(1,252)
Cash dividends paid on capital stock				(191)	(191)		(191)
Balance, September 30, 2023	25	$2,485	$816	$3,406	$4,222	$(55)	$6,652

Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	312	312	119	431
Issuance of capital stock	13	1,320					1,320
Repurchase of capital stock	(13)	(1,318)					(1,318)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock				(156)	(156)		(156)
Balance, September 30, 2024	24	$2,416	$815	$3,631	$4,446	$47	$6,909
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$312	$419
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	(15)	(10)
Provision for/(reversal of) credit losses	(5)	7
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(61)	27
Change in net derivatives and hedging activities	(527)	393
Other adjustments, net	4	4
Net change in:
Accrued interest receivable	(3)	116
Other assets	2	(28)
Accrued interest payable	(118)	178
Other liabilities	(1)	38
Total adjustments	(724)	725
Net cash provided by/(used in) operating activities	(412)	1,144
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(1,131)	122
Securities purchased under agreements to resell	1,900	4,250
Federal funds sold	(1,034)	(814)
AFS securities:
Proceeds from maturities and paydowns	204	206
Purchases	(2,063)	(3,706)
HTM securities:
Proceeds from maturities and paydowns	297	285
Advances:
Repaid	701,067	1,140,925
Originated	(688,774)	(1,115,365)
Mortgage loans held for portfolio:
Principal collected	44	44
Other investing activities, net	—	(2)
Net cash provided by/(used in) investing activities	10,510	25,945

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	375	(124)
Net change in borrowings from other FHLBanks	—	300
Net proceeds/(payments) on derivative contracts with financing elements	16	14
Net proceeds from issuance of consolidated obligations:
Bonds	48,532	73,250
Discount notes	52,711	105,878
Payments for matured and retired consolidated obligations:
Bonds	(50,457)	(78,243)
Discount notes	(60,840)	(127,470)
Proceeds from issuance of capital stock	1,320	2,768
Payments for repurchase/redemption of mandatorily redeemable capital stock	(277)	(481)
Payments for repurchase of capital stock	(1,318)	(2,789)
Cash dividends paid	(156)	(191)
Net cash provided by/(used in) financing activities	(10,094)	(27,088)
Net increase/(decrease) in cash and due from banks	4	1
Cash and due from banks at beginning of the period	5	9
Cash and due from banks at end of the period	$9	$10
Supplemental Disclosures:
Interest paid	$3,228	$4,134
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	—	2
Transfers of capital stock to mandatorily redeemable capital stock	36	1,252
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
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include:
•accounting for hedging activities; and
•estimating fair values of investments classified as available-for-sale (AFS), derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option
Actual results could differ significantly from these estimates.
Termination of Long-Term Funding Arrangement. The Bank recognized $30 million as income in the first nine months of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K. Other changes to these policies as of September 30, 2024, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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
		This guidance becomes effective for the Bank for the annual period ending December 31, 2024, and for interim and annual periods thereafter.	The adoption of this guidance will not have any effect on the Bank’s financial condition, results of operations, or cash flows, and is not expected to have a material effect on the Bank’s disclosures.
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as AFS or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (Finance Agency) regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2024, and December 31, 2023, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2024, and December 31, 2023. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $18 million and $1 million, respectively, as of September 30, 2024, and $16 million and $2 million, respectively, as of December 31, 2023.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2024, and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes a de minimis amount and $2 million of accrued interest receivable as of September 30, 2024, and December 31, 2023, respectively.
Debt Securities
The Bank invests in debt securities, which are classified as AFS or HTM. Within these investments, the Bank is primarily subject to credit risk related to private-label residential mortgage-backed securities (PLRMBS) that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at the time of purchase.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of September 30, 2024, and December 31, 2023, were as follows:

September 30, 2024
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,919	$—	$3	$(1)	$5,921
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	13,265	—	50	(10)	13,305
PLRMBS	1,005	(25)	37	(20)	997
Total mortgage-backed securities (MBS)	14,270	(25)	87	(30)	14,302
Total	$20,189	$(25)	$90	$(31)	$20,223

December 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,530	$—	$4	$—	$4,534
MBS:
GSEs – multifamily	12,500	—	4	(83)	12,421
PLRMBS	1,075	(31)	35	(20)	1,059
Total MBS	13,575	(31)	39	(103)	13,480
Total	$18,105	$(31)	$43	$(103)	$18,014
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $80 million and $68 million at September 30, 2024, and December 31, 2023, respectively.
At September 30, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $53 million, discounts of $179 million, and previous credit losses related to the prior methodology of evaluating credit losses of $297 million for PLRMBS. At December 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $191 million, and previous credit losses related to the prior methodology of evaluating credit losses of $312 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of September 30, 2024, and December 31, 2023. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. obligations – Treasury notes	$1,675	$1	$—	$—	$1,675	$1
MBS – GSEs – multifamily	2,391	7	800	3	3,191	10
PLRMBS	68	4	236	16	304	20
Total	$4,134	$12	$1,036	$19	$5,170	$31

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$7,517	$45	$3,525	$38	$11,042	$83
PLRMBS	30	1	283	19	313	20
Total	$7,547	$46	$3,808	$57	$11,355	$103
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of September 30, 2024, and December 31, 2023, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$2,754	$2,756
Due after 1 year through 5 years	3,165	3,165
Total U.S. Treasury obligations	5,919	5,921
MBS	14,270	14,302
Total	$20,189	$20,223

December 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	4,385	4,389
Total U.S. Treasury obligations	4,530	4,534
MBS	13,575	13,480
Total	$18,105	$18,014

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2024
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$34	$—	$(1)	$33
MBS – GSEs:
MBS – GSEs – single-family	523	2	(12)	513
MBS – GSEs – multifamily	887	—	(2)	885
Subtotal MBS – GSEs	1,410	2	(14)	1,398
PLRMBS	106	—	(5)	101
Total	$1,550	$2	$(20)	$1,532

December 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$49	$—	$(1)	$48
MBS – GSEs:
MBS – GSEs – single-family	605	1	(16)	590
MBS – GSEs – multifamily	1,069	—	(5)	1,064
Subtotal MBS – GSEs	1,674	1	(21)	1,654
PLRMBS	124	—	(8)	116
Total	$1,847	$1	$(30)	$1,818
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $5 million and $6 million at September 30, 2024, and December 31, 2023, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At September 30, 2024, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million. At December 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $3 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three and nine months ended September 30, 2024 and 2023. The Bank recorded no allowance for credit losses associated with HTM securities during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of the period	$28	$28	$31	$30
(Charge-offs)/recoveries	1	(1)	(1)	(3)
Provision for/(reversal of) credit losses	(4)	7	(5)	7
Balance, end of the period	$25	$34	$25	$34

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

To evaluate investment securities for expected credit loss at September 30, 2024, and December 31, 2023, the Bank employed the following methodologies, based on the type of security.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at September 30, 2024, and December 31, 2023, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by a Nationally Recognized Statistical Rating Organization (NRSRO), based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At September 30, 2024, and December 31, 2023, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment defaults on the instruments, and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at September 30, 2024, and December 31, 2023.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. Many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2024, and December 31, 2023, approximately 3% and 4%, respectively, of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses.
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
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of September 30, 2024, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 9.7%; default rates of 6.3%; and loss severities of 63.5%. The weighted average percentage of the related current

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

credit enhancement for these securities, based on unpaid principal balance, was 8.5% as of September 30, 2024. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three and nine months ended September 30, 2024, or during the three months ended September 30, 2023. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value of $2 million during the nine months ended September 30, 2023.
For the Bank’s PLRMBS, the Bank recorded a reversal of credit losses of $4 million and $5 million during the three and nine months ended September 30, 2024, respectively, largely as a result of improvements in the fair values of the underlying collateral on certain securities. The Bank recorded a provision for credit losses of $7 million during the three and nine months ended September 30, 2023, largely because of declines in the fair values, the present value of expected cash flows of certain PLRMBS, and decreased expectations of the performance of loan collateral underlying these securities.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $5 million and $8 million for the three and nine months ended September 30, 2024, respectively, and $8 million and $27 million for the three and nine months ended September 30, 2023, respectively.
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
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at September 30, 2024, and December 31, 2023.

(Dollars in millions)	September 30, 2024		December 31, 2023
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$—	—%	$2	5.15%
Within 1 year(2)	27,194	4.38	35,241	4.87
After 1 year through 2 years	10,390	3.68	12,532	3.88
After 2 years through 3 years	4,382	4.09	6,437	3.23
After 3 years through 4 years	3,875	4.09	2,548	3.62
After 4 years through 5 years	1,041	3.92	3,660	4.07
After 5 years	2,536	3.68	1,290	3.71
Total par value	49,418	4.14%	61,710	4.38%
Valuation adjustments for hedging activities	(33)		(371)
Valuation adjustments under fair value option	88		(4)
Total	$49,473		$61,335
(1)Carrying amounts exclude accrued interest receivable of $66 million and $85 million at September 30, 2024, and December 31, 2023, respectively.
(2)Advances outstanding with redemption terms within three months totaled $10.7 billion and $16.8 billion at September 30, 2024, and December 31, 2023, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by the Finance Agency’s regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. In November 2018, the Bank discontinued offering advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $34.7 billion at September 30, 2024, and $39.8 billion at December 31, 2023. The Bank had advances with partial prepayment symmetry outstanding totaling $172 million at September 30, 2024, and $209 million at December 31, 2023. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1.7 billion at September 30, 2024, and $3.3 billion at December 31, 2023.
The Bank had putable advances totaling $4.4 billion at September 30, 2024, and $1.4 billion at December 31, 2023. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at September 30, 2024, and December 31, 2023, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Within 1 year	28,514	35,561	31,008	36,115
After 1 year through 2 years	9,390	12,542	9,889	13,000
After 2 years through 3 years	4,392	6,437	3,709	6,149
After 3 years through 4 years	3,875	2,558	3,483	2,551
After 4 years through 5 years	1,031	3,660	526	2,917
After 5 years	2,216	950	803	976
Total par value	$49,418	$61,710	$49,418	$61,710
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at September 30, 2024 and 2023. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the three and nine months ended September 30, 2024 and 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2024		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$14,116	29%	$166	30%	$607	35%
East West Bank	3,500	7	48	9	105	6
First Technology Federal Credit Union(3)	2,914	6	24	4	59	3
Western Alliance Bank	2,500	5	54	10	150	9
U.S. Bank, National Association(4)	2,050	4	12	2	35	2
SchoolsFirst Federal Credit Union	1,763	4	19	3	59	3
Wescom Central Credit Union	1,459	3	14	3	37	2
First Foundation Bank(5)	1,400	3	14	3	38	2
Kinecta Federal Credit Union	1,350	3	17	3	38	2
Bank of America California, National Association	1,150	2	18	3	57	3
Subtotal	32,202	66	386	70	1,185	67
Others	17,216	34	172	30	555	33
Total par value	$49,418	100%	$558	100%	$1,740	100%

	September 30, 2023		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$26,409	41%	$286	41%	$751	28%
Western Alliance Bank	4,700	7	23	3	155	6
City National Bank	4,250	7	95	13	316	12
First Technology Federal Credit Union(3)	3,300	5	34	5	108	4
U.S. Bank, National Association(4)	2,050	3	12	2	142	5
SchoolsFirst Federal Credit Union	1,523	2	13	2	29	1
Bank of America California, National Association	1,450	2	15	2	44	2
Luther Burbank Savings(3)(6)	1,427	2	12	2	34	1
Wells Fargo National Bank West	1,000	2	14	2	64	2
Logix Federal Credit Union(3)	930	1	10	1	33	1
Subtotal	47,039	72	514	73	1,676	62
Others	17,518	28	190	27	1,006	38
Total par value	$64,557	100%	$704	100%	$2,682	100%
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
(5)    An officer or director of the member was a Bank director during 2024.
(6)    On February 29, 2024, Washington Federal Bank, a nonmember, announced that it completed its acquisition of Luther Burbank Savings. On the same date, Washington Federal Bank assumed all of the assets and liabilities of Luther Burbank Savings, including $1.2 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.

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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At September 30, 2024, and December 31, 2023, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At September 30, 2024, and December 31, 2023, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2024, and December 31, 2023, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2024, and December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2024, and December 31, 2023, are detailed below:

(In millions)	September 30, 2024	December 31, 2023
Par value of advances:
Fixed rate:
Due within 1 year	$20,147	$23,866
Due after 1 year	21,219	26,467
Total fixed rate	41,366	50,333
Adjustable rate:
Due within 1 year	7,047	11,377
Due after 1 year	1,005	—
Total adjustable rate	8,052	11,377
Total par value	$49,418	$61,710

Note 5 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago). The following table presents information as of September 30, 2024, and December 31, 2023, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	September 30, 2024	December 31, 2023
Fixed rate medium-term mortgage loans(1)	$10	$12
Fixed rate long-term mortgage loans(1)	662	704
Subtotal	672	716
Premiums	37	41
Discounts	(1)	(2)
Mortgage loans held for portfolio(2)	708	755
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$707	$754
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at September 30, 2024, and December 31, 2023.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2024, and December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(Dollars in millions)
Payment Status, at Amortized Cost(1)	September 30, 2024	December 31, 2023
30 – 59 days delinquent	$6	$5
60 – 89 days delinquent	2	4
90 days or more delinquent	16	16
Total past due	24	25
Total current loans	684	730
Total mortgage loans held for portfolio	$708	$755
In process of foreclosure, included above(2)	$1	$2
Nonaccrual loans(3)	$16	$16
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.29%	2.17%
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
(3)    At September 30, 2024, and December 31, 2023, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are evaluated on a loan-level basis for expected credit losses. The Bank determines its allowance for credit losses on mortgage loans held for portfolio through analyses that include consideration of various loan portfolio and collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions.
At both September 30, 2024 and 2023, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three and nine months ended September 30, 2024 and 2023.
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K.

Note 6 — Deposits
The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans held for portfolio may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds. The Bank classifies these types of deposits as non-interest-bearing deposits. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits outstanding as of September 30, 2024, and December 31, 2023, were as follows:

(In millions)	September 30, 2024	December 31, 2023
Interest-bearing deposits:
Adjustable rate	$1,346	$957
Fixed rate	21	—
Total interest-bearing deposits	1,367	957
Non-interest-bearing deposits	6	5
Total	$1,373	$962
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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2024, and December 31, 2023.

(Dollars in millions)	September 30, 2024		December 31, 2023
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$43,824	4.61%	$42,821	4.84%
After 1 year through 2 years	12,565	3.33	13,105	4.70
After 2 years through 3 years	2,775	2.69	5,938	1.34
After 3 years through 4 years	1,392	3.30	1,345	1.75
After 4 years through 5 years	1,716	4.45	942	2.98
After 5 years	782	2.78	826	2.35
Total par value	63,054	4.21%	64,977	4.37%
Unamortized discounts	(2)		(6)
Valuation adjustments for hedging activities	(294)		(645)
Fair value option valuation adjustments	(13)		(29)
Total	$62,745		$64,297
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds at September 30, 2024, and December 31, 2023, was as follows:

(In millions)	September 30, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Non-callable	$45,764	$38,945
Callable	17,290	26,032
Total par value	$63,054	$64,977
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2024, and December 31, 2023, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	September 30, 2024	December 31, 2023
Within 1 year	$53,819	$55,291
After 1 year through 2 years	8,401	9,160
After 2 years through 3 years	736	378
After 3 years through 4 years	62	100
After 4 years through 5 years	9	12
After 5 years	27	36
Total par value	$63,054	$64,977
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Par Value	Principal Amount	Weighted-Average Interest Rate(1)
September 30, 2024	$11,062	$11,005	4.99%
December 31, 2023	19,321	19,187	5.23%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at September 30, 2024, and December 31, 2023, are detailed in the following table. For information on the general terms and types of consolidated obligation bonds outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2023 Form 10-K.

(In millions)	September 30, 2024	December 31, 2023
Par value of consolidated obligation bonds:
Fixed rate	$23,162	$37,464
Adjustable rate	39,352	26,880
Step-up	540	633
Total consolidated obligation bonds, par value	$63,054	$64,977

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI) for the three months ended September 30, 2024 and 2023:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2023	$(4)	$(15)	$(19)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(35)		(35)
Net current period other comprehensive income/(loss)	(35)	(1)	(36)
Balance, September 30, 2023	$(39)	$(16)	$(55)

Balance, June 30, 2024	$67	$(11)	$56
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(8)		(8)
Net current period other comprehensive income/(loss)	(8)	(1)	(9)
Balance, September 30, 2024	$59	$(12)	$47
The following table summarizes the changes in AOCI for the nine months ended September 30, 2024 and 2023:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(25)		(25)
Net current period other comprehensive income/(loss)	(25)	(1)	(26)
Balance, September 30, 2023	$(39)	$(16)	$(55)

Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	120		120
Net current period other comprehensive income/(loss)	120	(1)	119
Balance, September 30, 2024	$59	$(12)	$47
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
As of September 30, 2024, and December 31, 2023, the Bank complied with these capital rules and requirements as shown in the following table.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2024		December 31, 2023
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,139	$7,327	$1,210	$7,446
Total regulatory capital	$3,331	$7,327	$3,713	$7,446
Total regulatory capital ratio	4.00%	8.80%	4.00%	8.02%
Leverage capital	$4,164	$10,990	$4,641	$11,169
Leverage ratio	5.00%	13.20%	5.00%	12.03%
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
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $465 million outstanding to seven institutions at September 30, 2024, and $706 million outstanding to six institutions at December 31, 2023. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at the beginning of the period	$565	$843	$706	$5
Reclassified from/(to) capital during the period	—	1	36	1,252
Repurchase/redemption of mandatorily redeemable capital stock	(100)	(68)	(277)	(481)
Balance at the end of the period	$465	$776	$465	$776
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at September 30, 2024, and December 31, 2023.

(In millions)
Contractual Year of Redemption	September 30, 2024	December 31, 2023
Year 2	$1	$—
Year 3	3	1
Year 4	439	2
Year 5	21	702
Past contractual redemption date because of remaining activity(1)	1	1
Total	$465	$706
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
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

earnings as described in the Framework. The methodology may be revised from time to time, and the required level of retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In September 2024, the required level of retained earnings was decreased from $1.6 billion to $1.4 billion mainly attributable to lower advance balances. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $109 million, or 0.13% of total assets as of September 30, 2024. Excess stock totaled $118 million, or 0.13% of total assets as of December 31, 2023.
Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income. The Bank pays dividends in cash. On October 24, 2024, the Board declared a quarterly cash dividend on the capital stock outstanding during the third quarter of 2024 at an annualized rate of 8.75%, totaling $65 million. The Bank recorded the dividend on October 24, 2024, and expects to pay the dividend on November 12, 2024.
Excess Stock – The Bank’s capital plan provides that the Bank may repurchase some or all of a shareholder’s excess stock at the Bank’s discretion, subject to certain statutory and regulatory requirements. The Bank may also repurchase all of a member’s excess stock at a member’s request, at the Bank’s discretion, subject to certain statutory and regulatory requirements.
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During the nine months ended September 30, 2024 and 2023, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
For more information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, mandatorily redeemable capital stock, excess stock repurchase, retained earnings, and dividend framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2023 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2024, or December 31, 2023:

	September 30, 2024		December 31, 2023
(Dollars in millions)	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
JPMorgan Chase, National Association/First Republic Bank(1)	$381	13%	$643	20%
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
When the Bank issues consolidated obligation discount notes, it may also simultaneously enter into an interest rate exchange agreement to convert the fixed rate discount note to an adjustable rate discount note. The Bank began designating certain of these hedging relationships as fair value hedges in the first quarter of 2024.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2024, and December 31, 2023. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2024			December 31, 2023
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$76,219	$671	$386	$90,088	$795	$705
Derivatives not designated as hedging instruments:
Interest rate swaps	16,533	26	118	27,349	36	87
Total derivatives before netting and collateral adjustments	$92,752	697	504	$117,437	831	792
Netting adjustments and cash collateral(1)		(604)	(498)		(815)	(790)
Total derivative assets and total derivative liabilities		$93	$6		$16	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $236 million and $353 million at September 30, 2024, and December 31, 2023, respectively. Cash collateral received, including accrued interest, was $342 million and $378 million at September 30, 2024, and December 31, 2023, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Total interest income/(expense) presented in the Statements of Income	$695	$313	$(794)	$(200)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(288)	$(487)	$169	$3
Hedged items	424	595	(297)	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$136	$108	$(128)	$(1)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$867	$246	$(963)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$237	$450	$(106)
Hedged items	(74)	(357)	(46)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$163	$93	$(152)

	Nine Months Ended September 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Total interest income/(expense) presented in the Statements of Income	$2,185	$888	$(2,430)	$(611)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$116	$45	$(51)	$1
Hedged items	326	269	(350)	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	442	314	(401)	(3)

	Nine Months Ended September 30, 2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$3,184	$645	$(3,008)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$484	$657	$(310)
Hedged items	(297)	(434)	(119)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	187	223	(429)
(1)    Includes net interest settlements.
(2)    There were no fair value hedging relationships on consolidated obligation discount notes during the three and nine months ended September 30, 2023.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2024, and December 31, 2023.

	September 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Amortized cost of hedged asset/(liability)(1)	$31,591	$19,185	$(21,699)	$(4,768)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(70)	$(700)	$294	$(4)
Discontinued hedging relationships included in amortized cost	37	543	—	—
Total amount of fair value hedging basis adjustments	$(33)	$(157)	$294	$(4)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$38,338	$17,029	$(34,121)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(427)	$(1,053)	$645
Discontinued hedging relationships included in amortized cost	56	621	—
Total amount of fair value hedging basis adjustments	$(371)	$(432)	$645
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
(2)There were no fair value hedging relationships on consolidated obligation discount notes at December 31, 2023.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(60)	$13	$(53)	$(5)
Net interest settlements	11	3	24	2
Total net gain/(loss) related to derivatives not designated as hedging instruments	(49)	16	(29)	(3)
Price alignment amount(1)	—	(1)	(2)	(3)
Net gain/(loss) on derivatives	$(49)	$15	$(31)	$(6)
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2024, was $222 million, for which the Bank posted cash collateral of $217 million in the ordinary course of business.
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
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$618	$493	$826	$778
Cleared	79	11	5	14
Total gross recognized amount	697	504	831	792
Gross amount of netting adjustments and cash collateral
Uncleared	(611)	(487)	(814)	(776)
Cleared	7	(11)	(1)	(14)
Total gross amounts of netting adjustments and cash collateral	(604)	(498)	(815)	(790)
Total derivative assets and total derivative liabilities	$93	$6	$16	$2
Net amount(1)
Uncleared	$7	$6	$12	$2
Cleared	86	—	4	—
Total net amount	$93	$6	$16	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2024, and December 31, 2023, the Bank had additional net credit exposure of $575 million and $771 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.
Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2024, and December 31, 2023. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2024, and December 31, 2023. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	September 30, 2024
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$9	$9	$9	$—	$—	$—
Interest-bearing deposits	4,169	4,169	4,169	—	—	—
Securities purchased under agreements to resell	1,750	1,750	—	1,750	—	—
Federal funds sold	4,895	4,895	—	4,895	—	—
AFS securities	20,223	20,223	—	19,226	997	—
HTM securities	1,550	1,532	—	1,431	101	—
Advances	49,473	49,443	—	49,443	—	—
Mortgage loans held for portfolio	707	608	—	608	—	—
Accrued interest receivable	175	175	—	175	—	—
Derivative assets, net(2)	93	93	—	697	—	(604)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,373	1,373	—	1,373	—	—
Consolidated obligations:
Bonds	62,745	62,563	—	62,563	—	—
Discount notes	11,005	11,004	—	11,004	—	—
Total consolidated obligations	73,750	73,567	—	73,567	—	—
Mandatorily redeemable capital stock	465	465	465	—	—	—
Accrued interest payable	402	402	—	402	—	—
Derivative liabilities, net(2)	6	6	—	504	—	(498)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest-bearing deposits	2,922	2,922	2,922	—	—	—
Securities purchased under agreements to resell	3,650	3,650	—	3,650	—	—
Federal funds sold	3,861	3,861	—	3,861	—	—
AFS securities	18,014	18,014	—	16,955	1,059	—
HTM securities	1,847	1,818	—	1,702	116	—
Advances	61,335	61,216	—	61,216	—	—
Mortgage loans held for portfolio	754	634	—	634	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets, net(2)	16	16	—	831	—	(815)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	962	962	—	962	—	—
Consolidated obligations:
Bonds	64,297	64,037	—	64,037	—	—
Discount notes	19,187	19,182	—	19,182	—	—
Total consolidated obligations	83,484	83,219	—	83,219	—	—
Mandatorily redeemable capital stock	706	706	706	—	—	—
Accrued interest payable	520	520	—	520	—	—
Derivative liabilities, net(2)	2	2	—	792	—	(790)
(1)    For certain financial instruments, the amounts represent net carrying value, which includes an allowance for credit losses.
(2)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents or counterparty.
(3)    Includes publicly traded mutual funds held in a grantor trust.
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2024:
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
Summary of Valuation Methodologies and Primary Inputs. For more information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2023 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three and nine months ended September 30, 2024.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2024, and December 31, 2023, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$5,921	$—	$—	$5,921
MBS:
GSEs – multifamily	—	13,305	—	—	13,305
PLRMBS	—	—	997	—	997
Subtotal AFS MBS	—	13,305	997	—	14,302
Total AFS securities	—	19,226	997	—	20,223
Advances(2)	—	5,155	—	—	5,155
Derivative assets, net: interest rate-related	—	697	—	(604)	93
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,078	$997	$(604)	$25,488
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$527	$—	$—	$527
Derivative liabilities, net: interest rate-related	—	504	—	(498)	6
Total recurring fair value measurements – Liabilities	$—	$1,031	$—	$(498)	$533
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,421	—	—	12,421
PLRMBS	—	—	1,059	—	1,059
Subtotal AFS MBS	—	12,421	1,059	—	13,480
Total AFS securities	—	16,955	1,059	—	18,014
Advances(2)	—	1,898	—	—	1,898
Derivative assets, net: interest rate-related	—	831	—	(815)	16
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$19,684	$1,059	$(815)	$19,945
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$604	$—	$—	$604
Derivative liabilities, net: interest rate-related	—	792	—	(790)	2
Total recurring fair value measurements – Liabilities	$—	$1,396	$—	$(790)	$606
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2024, and December 31, 2023.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2024, and December 31, 2023.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2024, and the year ended December 31, 2023.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended
(In millions)	September 30, 2024	September 30, 2023
Balance, beginning of the period	$998	$1,119
Total gain/(loss) realized and unrealized included in:
Interest income	5	8
(Provision for)/reversal of credit losses	4	(7)
Unrealized gain/(loss) included in AOCI	16	(9)
Settlements	(26)	(36)
Balance, end of the period	$997	$1,075
Total amount of unrealized gain/(loss) for the period included in AOCI relating to instruments held at the end of the period	$17	$(9)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$9	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023
Balance, beginning of the period	$1,059	$1,182
Total gain/(loss) realized and unrealized included in:
Interest income	8	27
(Provision for)/reversal of credit losses	5	(7)
Unrealized gain/(loss) included in AOCI	3	(20)
Settlements	(78)	(109)
Transfers of HTM securities to AFS securities	—	2
Balance, end of the period	$997	$1,075
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$4	$(20)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$13	$19
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Advances	$83	$(10)	$77	$(11)
Consolidated obligation bonds	(11)	(2)	(16)	(16)
Total	$72	$(12)	$61	$(27)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2024 and 2023. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2024, and December 31, 2023:

	September 30, 2024			December 31, 2023
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,067	$5,155	$88	$1,902	$1,898	$(4)
Consolidated obligation bonds	540	527	(13)	633	604	(29)
(1)    At September 30, 2024, and December 31, 2023, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 12 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at September 30, 2024, and December 31, 2023.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2023 Form 10-K.
Off-balance sheet commitments as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024			December 31, 2023
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,128	$9,012	$19,140	$19,418
Commitments to issue consolidated obligation bonds, par	45	—	45	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $55 million and $57 million at September 30, 2024, and December 31, 2023, respectively. Standby letters of credit are fully

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2024, and December 31, 2023.
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

(In millions)	September 30, 2024	December 31, 2023
Assets:
Advances	$6,689	$5,762
Mortgage loans held for portfolio	71	74
Accrued interest receivable	8	5
Liabilities:
Deposits	$37	$34
Capital:
Capital Stock	$196	$191

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income:
Advances	$62	$70	$158	$214
Mortgage loans held for portfolio	1	1	2	2
Interest Expense:
Deposits	$—	$1	$1	$1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2024, and December 31, 2023, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2023 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the nine months

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

ended September 30, 2024 and 2023, the Bank extended overnight loans to other FHLBanks for $210 million and $2.6 billion, respectively. During the nine months ended September 30, 2024 and 2023, the Bank borrowed $60 million and $5.5 billion, respectively, from other FHLBanks.

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
Quarterly Overview
Net income for the third quarter of 2024 was $102 million, a decrease of $1 million compared with net income of $103 million for the third quarter of 2023. The $1 million decrease in net income relative to the prior-year period was primarily attributable to a decrease in net interest income of $25 million and an increase in other expense of $10 million, offset by an increase in other income/(loss) of $23 million and a change in the provision for/(reversal of) credit losses of $11 million.
The $25 million decrease in net interest income was mainly attributable to lower average balances of advances and short-term investments and higher costs of consolidated obligation bonds and discount notes. The decrease was partially offset by lower average balances of consolidated obligation bonds and discount notes.
The $10 million increase in other expense was primarily attributable to the Bank’s increase in charitable "mission-oriented" contributions mainly to fund downpayment assistance grants to middle-income homebuyers (delivered by participating member financial institutions). In 2023, the Bank’s board of directors (Board) approved plans to voluntarily allocate up to 5% of the Bank’s prior year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) to fund economic development and homeownership grant programs. These charitable contributions, which were in addition to the Bank’s statutory affordable housing program assessment, resulted in the increased voluntary contributions expense and, as a consequence, decreased the Bank’s net income and retained earnings for the third quarter of 2024. The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. For more information on the Bank’s charitable contributions, see “Item 1. Business – Voluntary Programs” in the Bank’s 2023 Form 10-K.
The $23 million increase in other income/(loss) was primarily driven by an overall improvement in net fair values on the Bank's financial instruments carried at fair value, partially offset by a net decrease in fair value on interest rate swaps classified as economic hedges. The $11 million change in the provision for/(reversal of) credit losses was related to an improvement in the fair values of certain private-label residential mortgage-backed securities (PLRMBS).
At September 30, 2024, total assets were $83.3 billion, a decrease of $9.5 billion from $92.8 billion at December 31, 2023. The primary driver for the decrease was a decline in advances, which decreased by $11.8 billion from $61.3 billion at December 31, 2023, to $49.5 billion at September 30, 2024, primarily driven by maturities of advances totaling $9.7 billion acquired by nonmembers in connection with certain Bank member acquisitions. Investments at September 30, 2024 were $32.6 billion, a net increase of $2.3 billion from $30.3 billion at December 31, 2023, attributable to increases of $1.4 billion in U.S. Treasury securities, $525 million in mortgage-backed securities, and $381 million in short-term investments.
As of September 30, 2024, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 8.8% at September 30, 2024. The increase in the regulatory capital ratio from 8.0% at December 31, 2023, mainly resulted from the decrease in total assets during the first nine months of 2024. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $7.3 billion in permanent capital. Total retained earnings increased to $4.4 billion at September 30, 2024, from $4.3 billion at December 31, 2023.
On October 24, 2024, the Board declared a quarterly cash dividend on the average capital stock outstanding during the third quarter of 2024 at an annualized rate of 8.75%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The quarterly dividend will total $65 million, and the Bank expects to pay the dividend on November 12, 2024.
Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Selected Balance Sheet Items at Quarter End
Total Assets	$83,270	$86,331	$88,026	$92,828	$95,021
Advances	49,473	54,735	56,912	61,335	63,584
Mortgage Loans Held for Portfolio, Net	707	724	742	754	770
Investments(1)	32,587	30,383	29,896	30,294	30,235
Consolidated Obligations:(2)
Bonds	62,745	54,925	64,405	64,297	70,907
Discount Notes	11,005	22,316	14,378	19,187	14,293
Mandatorily Redeemable Capital Stock	465	565	666	706	776
Capital Stock —Class B —Putable	2,416	2,449	2,392	2,450	2,485
Unrestricted Retained Earnings	3,631	3,581	3,546	3,475	3,406
Restricted Retained Earnings	815	815	815	815	816
Accumulated Other Comprehensive Income/(Loss)	47	56	27	(72)	(55)
Total Capital	6,909	6,901	6,780	6,668	6,652
Selected Operating Results for the Quarter
Net Interest Income	$146	$136	$150	$162	$171
Provision for/(Reversal of) Credit Losses	(4)	3	(4)	(3)	7
Other Income/(Loss)	30	12	36	22	7
Other Expense	65	47	50	52	55
Affordable Housing Program (AHP) Assessment	13	12	16	15	13
Net Income/(Loss)	$102	$86	$124	$120	$103
Selected Other Data for the Quarter
Net Interest Margin(3)	0.70%	0.65%	0.69%	0.72%	0.68%
Return on Average Assets	0.48	0.41	0.56	0.52	0.41
Return on Average Equity	5.88	5.10	7.49	7.29	6.17
Annualized Dividend Rate	8.75	8.75	8.75	8.25	7.75
Dividend Payout Ratio(4)	52.46	43.93	42.53	43.09	62.12
Average Equity to Average Assets Ratio	8.21	8.01	7.52	7.15	6.63
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	8.80	8.58	8.43	8.02	7.87
Duration Gap (in months)	1.1	1.1	1.1	1.0	1.2
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so.
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

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The tables that follow present the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three and nine months ended September 30, 2024 and 2023, together with the related interest income and expense. These tables also present the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2024 Compared to Third Quarter of 2023

Average Balance Sheets

	Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,418	$60	5.38%	$4,497	$61	5.38%
Securities purchased under agreements to resell	958	13	5.36	3,742	50	5.27
Federal funds sold	4,575	62	5.36	9,209	123	5.30
Available-for-sale (AFS) securities:(1)
MBS(2)(3)	13,857	232	6.67	10,803	189	6.91
U.S. Treasury obligations(2)	5,741	81	5.62	4,030	57	5.61
Held-to-maturity (HTM) securities: MBS	1,604	22	5.64	1,937	25	5.22
Advances(2)(4)	51,364	695	5.38	64,221	867	5.36
Mortgage loans held for portfolio(5)	717	5	2.61	778	9	4.26
Loans to other FHLBanks	2	—	5.42	15	—	5.30
Total interest-earning assets	83,236	1,170	5.59	99,232	1,381	5.52
Other assets(6)	772	—		978	—
Total Assets	$84,008	$1,170		$100,210	$1,381
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$59,602	$794	5.30%	$73,093	$963	5.23%
Discount notes(2)	14,923	200	5.34	16,711	218	5.17
Deposits	1,357	18	5.31	1,267	16	5.33
Mandatorily redeemable capital stock	520	12	9.12	803	13	6.24
Borrowings from other FHLBanks	—	—	—	22	—	5.20
Total interest-bearing liabilities	76,402	1,024	5.33	91,896	1,210	5.23
Other liabilities(6)	706	—		1,668	—
Total Liabilities	77,108	1,024		93,564	1,210
Total Capital	6,900	—		6,646	—
Total Liabilities and Capital	$84,008	$1,024		$100,210	$1,210
Net Interest Income		$146			$171
Net Interest Spread(7)			0.26%			0.29%
Net Interest Margin(8)			0.70%			0.68%
Interest-earning Assets/Interest-bearing Liabilities	108.94%			107.98%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows. There were no interest rate exchange agreements associated with discount notes during the three months ended September 30, 2023.

	Three Months Ended
	September 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(5)	$(25)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	—	(2)	—	—	(2)
Net interest settlements on derivatives	147	140	(127)	(1)	159
Price alignment amount(9)	(6)	(5)	(1)	—	(12)
Total effect on net interest income	$136	$108	$(128)	$(1)	$115

	Three Months Ended
	September 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	30	28	1	59
Net interest settlements on derivatives	153	100	(153)	100
Price alignment amount(9)	(14)	(10)	—	(24)
Total effect on net interest income	$163	$93	$(152)	$104
(3)Interest income included net prepayment fees on AFS MBS of $3 million for the three months ended September 30, 2024. There were no net prepayment fees on AFS MBS included in interest income during the three months ended September 30, 2023.
(4)Interest income includes net prepayment fees on advances of $1 million and a de minimis amount for the three months ended September 30, 2024 and 2023, respectively.
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
Net interest income in the third quarter of 2024 was $146 million, a 15% decrease from $171 million in the third quarter of 2023. The following table details the changes in interest income and interest expense for the third quarter of 2024 compared to the third quarter of 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest income:
Interest-bearing deposits	$(1)	$(1)	$—
Securities purchased under agreements to resell	(37)	(38)	1
Federal funds sold	(61)	(62)	1
AFS securities:
MBS(2)	43	50	(7)
U.S. Treasury obligations(2)	24	24	—
HTM securities: MBS	(3)	(5)	2
Advances(2)	(172)	(175)	3
Mortgage loans held for portfolio	(4)	(1)	(3)
Total interest income	(211)	(208)	(3)
Interest expense:
Consolidated obligations:
Bonds(2)	(169)	(182)	13
Discount notes(2)	(18)	(24)	6
Deposits	2	1	1
Mandatorily redeemable capital stock	(1)	(5)	4
Total interest expense	(186)	(210)	24
Net interest income	$(25)	$2	$(27)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 70 basis points for the third quarter of 2024, 2 basis points higher than the net interest margin for the third quarter of 2023, which was 68 basis points. The increase in net interest margin is primarily attributable to an increase in the average balances of AFS securities of $4.8 billion from $14.8 billion during the three months ended September 30, 2023, to $19.6 billion during the three months ended September 30, 2024. This was partially offset by an increase in the average rate paid on interest-bearing liabilities to 5.33% for the three months ended September 30, 2024, compared to 5.23% for the three months ended September 30, 2023.
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions affecting the liquidity or solvency of the Bank’s members and potential members, competition from other wholesale funding sources, member deposit inflows and outflows and changes in liquidity, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions, including those related to business combinations. Accordingly, Bank asset levels and operating results may vary significantly from period to period. Events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members through liquidation, receivership, or acquisition by nonmember institutions, especially involving some of the Bank’s larger borrowers, has had the effect of reducing aggregate member demand for wholesale funding, as nonmembers (including former members and member successors) are not eligible to borrow new advances or renew existing advances as they mature. This has resulted in lower levels of advance balances and a reduction in total interest income earned from advances. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be determined by many factors including the Bank members’ ability to generate new business to seek new advances or consolidation within the banking industry. The loss of advances outstanding to nonmember borrowers is likely to have an adverse impact over time on the Bank’s financial performance and may reduce the Bank’s ability to grow advances in the future and impact the Bank’s long-term strategic plans and operations.
See “Item 1. Financial Statements– Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2024 and 2023.

	Three Months Ended
(In millions)	September 30, 2024	September 30, 2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$72	$(12)
Net gain/(loss) on derivatives	(49)	15
Standby letters of credit fees	5	4
Other, net	2	—
Total Other Income/(Loss)	$30	$7
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – Under the fair value option, the Bank has elected to carry certain assets and liabilities at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on the derivatives that economically hedge these instruments.
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	Three Months Ended
(In millions)	September 30, 2024			September 30, 2023
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(81)	$19	$(62)	$7	$14	$21
Not elected for fair value option	(4)	6	2	(3)	9	6
Consolidated obligation bonds:
Elected for fair value option	11	(6)	5	2	(7)	(5)
Not elected for fair value option	15	(7)	8	2	(9)	(7)
Consolidated obligation discount notes:
Not elected for fair value option	(1)	(1)	(2)	5	(4)	1
Price alignment amount(1)	—	—	—	(1)	—	(1)
Total	$(60)	$11	$(49)	$12	$3	$15
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the third quarter of 2024, net losses on derivatives totaled $49 million compared to net gains of $15 million in the third quarter of 2023. These amounts included interest income of $11 million and $3 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Other Expense. During the third quarter of 2024, other expenses totaled $65 million, compared to $55 million in the third quarter of 2023. The $10 million increase in other expense was primarily attributable to the Bank’s increase in charitable "mission-oriented" contributions mainly to fund downpayment assistance grants to middle-income homebuyers (delivered by participating member financial institutions). In 2023, the Bank’s Board approved plans to voluntarily allocate up to 5% of the Bank’s prior year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) to fund economic development and homeownership grant programs. These charitable contributions, which were in addition to the Bank’s statutory affordable housing program assessment, resulted in the increased voluntary contributions expense and, as a consequence, decreased the Bank’s net income and retained earnings for the third quarter of 2024. The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. For more information on the Bank’s charitable contributions, see “Item 1. Business – Voluntary Programs” in the Bank’s 2023 Form 10-K.

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
To fund the AHP, the FHLBanks must set aside at least, in the aggregate, the greater of $100 million or 10% of the current year's net earnings. To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals at least $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year.
The Bank’s total AHP assessments equaled $13 million for the three months ended September 30, 2024 and 2023.
Return on Average Equity. Return on average equity (ROE) was 5.88% (annualized) for the third quarter of 2024, compared to 6.17% (annualized) for the third quarter of 2023. The decrease was primarily driven by an increase in average equity from $6.6 billion in the third quarter of 2023 to $6.9 billion in the third quarter of 2024.
Dividends and Retained Earnings. In the third quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $65 million, including $52 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2023, the Bank paid dividends at an annualized rate of 7.75%, totaling $76 million, including $63 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock.
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

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Average Balance Sheets

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,314	$175	5.42%	$4,438	$167	5.03%
Securities purchased under agreements to resell	1,294	52	5.40	6,819	252	4.94
Federal funds sold	4,841	196	5.40	11,147	414	4.96
AFS securities:(1)
MBS(2)(3)	13,565	678	6.68	9,770	484	6.62
U.S. Treasury obligations(2)	4,960	210	5.67	4,035	161	5.31
HTM securities: MBS	1,701	71	5.61	2,038	74	4.87
Advances(2)(4)	53,655	2,185	5.44	81,951	3,184	5.20
Mortgage loans held for portfolio(5)	734	16	2.87	794	21	3.46
Loans to other FHLBanks	1	—	5.42	12	—	4.90
Total interest-earning assets	85,065	3,583	5.63	121,004	4,757	5.26
Other assets(6)	737	—		606	—
Total Assets	$85,802	$3,583		$121,610	$4,757
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$60,961	$2,430	5.32%	$82,240	$3,008	4.89%
Discount notes(2)	15,214	611	5.36	29,101	1,050	4.82
Deposits	1,340	54	5.38	1,205	45	5.07
Mandatorily redeemable capital stock	608	56	12.35	526	15	3.78
Borrowings from other FHLBanks	—	—	—	51	2	4.79
Total interest-bearing liabilities	78,123	3,151	5.39	113,123	4,120	4.87
Other liabilities(6)	894	—		1,200	—
Total Liabilities	79,017	3,151		114,323	4,120
Total Capital	6,785	—		7,287	—
Total Liabilities and Capital	$85,802	$3,151		$121,610	$4,120
Net Interest Income		$432			$637
Net Interest Spread(7)			0.24%			0.39%
Net Interest Margin(8)			0.68%			0.70%
Interest-earning Assets/Interest-bearing Liabilities	108.89%			106.97%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.

(2)Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows. There were no interest rate exchange agreements associated with discount notes during the nine months ended September 30, 2023.

	Nine Months Ended
	September 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(17)	$(76)	$—	$—	$(93)
Net gain/(loss) on derivatives and hedged items	4	—	—	(1)	3
Net interest settlements on derivatives	480	412	(399)	(2)	491
Price alignment amount(9)	(25)	(22)	(2)	—	(49)
Total effect on net interest income	$442	$314	$(401)	$(3)	$352

	Nine Months Ended
	September 30, 2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(19)	$(76)	$—	$(95)
Net gain/(loss) on derivatives and hedged items	(178)	25	(5)	(158)
Net interest settlements on derivatives	416	297	(424)	289
Price alignment amount(9)	(32)	(23)	—	(55)
Total effect on net interest income	$187	$223	$(429)	$(19)
(3)Interest income included net prepayment fees on AFS MBS of $5 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.
(4)Interest income includes net prepayment fees on advances of $5 million and $99 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Net interest income for the first nine months of 2024 was $432 million, a 32% decrease from $637 million for the first nine months of 2023. The decrease in net interest income compared to the prior-year period was attributable to lower average balances of interest-earning assets and higher costs of interest-bearing liabilities, partially offset by higher yields on interest-earning assets and lower average balances of interest-bearing liabilities. The decrease in net interest income was also attributable to the difference in net advance prepayment fees between the two periods. During the first nine months of 2024, the Bank recognized net prepayment fee interest income of $5 million, comprising $1 million in prepayment fees received from borrowers and $17 million in hedging-related net realized gains associated with the prepaid advances, offset by $13 million in prepayment fees paid to borrowers. In contrast, during the first nine months of 2023, the Bank recognized net prepayment fee interest income of $99 million, comprising $290 million in prepayment fees received from borrowers, offset by $21 million in prepayment fees paid to borrowers and $170 million in hedging-related net realized losses associated with the prepaid advances.
The following table details the changes in interest income and interest expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits	$8	$(5)	$13
Securities purchased under agreements to resell	(200)	(222)	22
Federal funds sold	(218)	(252)	34
AFS securities:
MBS(2)	194	190	4
U.S. Treasury obligations(2)	49	38	11
HTM securities: MBS	(3)	(13)	10
Advances(2)	(999)	(1,142)	143
Mortgage loans held for portfolio	(5)	(2)	(3)
Total interest-earning assets	(1,174)	(1,408)	234
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(578)	(828)	250
Discount notes(2)	(439)	(546)	107
Deposits	9	6	3
Mandatorily redeemable capital stock	41	3	38
Borrowings from other FHLBanks	(2)	(2)	—
Total interest-bearing liabilities	(969)	(1,367)	398
Net interest income	$(205)	$(41)	$(164)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 68 basis points for the first nine months of 2024, 2 basis points lower than the net interest margin for the first nine months of 2023, which was 70 basis points. The decrease in net interest margin is primarily attributable to $99 million in net prepayment fee interest income in the prior-year period, compared to net prepayment fee interest income of $5 million during the first nine months of 2024. The decrease in net interest margin was also the result of a decrease in the average balances of interest-earning assets for the first nine months of 2024, compared to the prior-year period, and an increase in the average rate paid on interest-bearing liabilities to 5.39% for the first nine months of 2024, compared to 4.87% for the first nine months of 2023. These effects were partially offset by a decrease in the average balances of interest-bearing liabilities for the first nine months of 2024, compared to the prior-year period, and an increase in the average rate earned on interest-earning assets to 5.63% for the nine months ended September 30, 2024, compared to 5.26% for the nine months ended September 30, 2023.

Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions affecting the liquidity or solvency of the Bank’s members and potential members, competition from other wholesale funding sources, member deposit inflows and outflows and changes in liquidity, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions, including those related to business combinations. Accordingly, Bank asset levels and operating results may vary significantly from period to period. Events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members through liquidation, receivership, or acquisition by nonmember institutions, especially involving some of the Bank’s larger borrowers, has had the effect of reducing aggregate member demand for wholesale funding, as nonmembers (including former members and member successors) are not eligible to borrow new advances or renew existing advances as they mature. This has resulted in lower levels of advance balances and a reduction in total interest income earned from advances. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be determined by many factors including the Bank members’ ability to generate new business to seek new advances or consolidation within the banking industry. The loss of advances outstanding to nonmember borrowers is likely to have an adverse impact over time on the Bank’s financial performance and may reduce the Bank’s ability to grow advances in the future and impact the Bank’s long-term strategic plans and operations.
See “Item 1. Financial Statements– Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$61	$(27)
Net gain/(loss) on derivatives	(31)	(6)
Standby letters of credit fees	14	15
Termination of long-term funding arrangement	30	—
Other, net	4	3
Total Other Income/(Loss)	$78	$(15)
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The net gains/(losses) on advances and consolidated obligation bonds held under the fair value option were primarily driven by the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances and consolidated obligation bonds during the period.
Additional information about advances and consolidated obligation bonds held under the fair value option is provided in “Item 1. Financial Statements – Note 11 – Fair Value.”
Net Gain/(Loss) on Derivatives – The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the nine months ended September 30, 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended
(In millions)	September 30, 2024			September 30, 2023
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(70)	$44	$(26)	$8	$36	$44
Not elected for fair value option	(15)	20	5	(36)	28	(8)
Consolidated obligation bonds:
Elected for fair value option	14	(18)	(4)	14	(28)	(14)
Not elected for fair value option	17	(21)	(4)	9	(27)	(18)
Consolidated obligation discount notes:
Not elected for fair value option	1	(1)	—	—	(7)	(7)
Price alignment amount(1)	(2)	—	(2)	(3)	—	(3)
Total	$(55)	$24	$(31)	$(8)	$2	$(6)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first nine months of 2024, net losses on derivatives totaled $31 million compared to net losses of $6 million in the first nine months of 2023. These amounts included interest income of $24 million and interest income of $2 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its PLRMBS, the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During the nine months ended September 30, 2024, the Bank terminated the long-term funding arrangement, and in accordance with its terms, recognized $30 million of other income.
Other Expense. During the first nine months of 2024, other expenses totaled $162 million, compared to $148 million in the first nine months of 2023. The $14 million increase in other expense was primarily attributable to the Bank’s increase in charitable "mission-oriented" contributions mainly to fund downpayment assistance grants to middle-income homebuyers (delivered by participating member financial institutions).
Affordable Housing Program. The Bank’s total AHP assessments equaled $41 million and $48 million for the nine months ended September 30, 2024 and 2023, respectively.
Return on Average Equity. ROE (annualized) was 6.15% for the first nine months of 2024, compared to 7.69% for the first nine months of 2023. The decrease reflected lower net income for the first nine months of 2024, which decreased 26% to $312 million in the first nine months of 2024 from $419 million in the first nine months of 2023, which was partially offset by a decrease in average equity to $6.8 billion in the first nine months of 2024 from $7.3 billion in the first nine months of 2023.

Dividends and Retained Earnings. In the first nine months of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $200 million, including $156 million in dividends on capital stock and $44 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2023, the Bank paid dividends at an annualized rate of 7.26%, totaling $206 million, including $191 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock.
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

Financial Condition
Total assets were $83.3 billion at September 30, 2024, compared to $92.8 billion at December 31, 2023. Advances decreased by $11.8 billion, or 19%, to $49.5 billion at September 30, 2024, from $61.3 billion at December 31, 2023. Average advances were $53.7 billion for the first nine months of 2024, a 35% decrease from $82.0 billion for the first nine months of 2023. Average MBS investments were $15.3 billion for the first nine months of 2024, a 30% increase from $11.8 billion for the first nine months of 2023.
Advances outstanding at September 30, 2024, included net unrealized gains of $55 million, of which $33 million represented unrealized losses on hedged advances and $88 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2023, included net unrealized losses of $375 million, of which $371 million represented unrealized losses on hedged advances and $4 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains and losses on advances from December 31, 2023, to September 30, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances during the period.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. These investments are funded with longer tenor debt to create liquidity.
Total liabilities were $76.4 billion at September 30, 2024, a decrease of $9.8 billion from $86.2 billion at December 31, 2023, primarily reflecting a $9.7 billion decrease in consolidated obligations outstanding to $73.8 billion at September 30, 2024, from $83.5 billion at December 31, 2023. Average consolidated obligations were $76.2 billion for the first nine months of 2024 and $111.3 billion for the first nine months of 2023.
Consolidated obligations outstanding at September 30, 2024, included net unrealized gains of $294 million on hedged consolidated obligation bonds and unrealized gains of $13 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2023, included net unrealized gains of $645 million on hedged consolidated obligation bonds and unrealized gains of $29 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2023, to September 30, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at September 30, 2024, and December 31, 2023.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 12 – Commitments and Contingencies.
The average balances of interest-bearing demand and overnight deposits were $900 million and $856 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 5.22% and 4.93% for the first nine months of 2024 and 2023, respectively. The average balances of term deposits were $7 million and $10 million and the weighted average interest rates paid on term deposits were 5.17% and 4.50% for the first nine months of 2024 and 2023, respectively. All Bank deposits are uninsured.
Accumulated other comprehensive income was $47 million at September 30, 2024, an increase of $119 million compared to accumulated other comprehensive loss of $72 million at December 31, 2023, mainly attributable to an improvement in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during 2024, mostly impacting the Bank’s agency MBS portfolio.
Credit Ratings. On August 16, 2024, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. On February 14, 2024, Moody’s Investors Service (Moody’s) affirmed the Aaa long-term ratings of the FHLBank System.
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
Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type at September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$4,470	9%	2,055	2%
Adjustable – SOFR, callable at borrower’s option	1,400	3	3,000	5
Subtotal adjustable rate advances	5,870	12	5,055	7
Fixed	6,423	13	10,240	17
Fixed – amortizing	44	—	47	—
Fixed – with PPS(1)	172	—	209	1
Fixed – with FPS(1)	29,982	61	38,144	62
Fixed – callable at borrower’s option with FPS(1)	330	1	340	1
Fixed – putable at Bank’s option with FPS(1)	4,415	9	1,353	2
Subtotal fixed rate advances	41,366	84	50,333	83
Daily variable rate	2,182	4	6,322	10
Total par value	$49,418	100%	$61,710	100%
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
MBS Investments – The Bank’s MBS portfolio was $15.9 billion and $15.3 billion at September 30, 2024, and December 31, 2023, respectively. During the first nine months of 2024, the Bank’s MBS portfolio increased primarily because of $804 million in purchases, a $191 million increase in basis adjustments, and a $122 million increase in the fair values of MBS investments classified as AFS, partially offset by $498 million in principal repayments.
Mortgage Loans – Mortgage loan balances were $707 million at September 30, 2024, a decrease of $47 million from $754 million at December 31, 2023. Average mortgage loans were $734 million for the first nine months of 2024, a decrease of $60 million from $794 million for the first nine months of 2023.
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
As of September 30, 2024, and December 31, 2023, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. The Bank met all expected and unexpected member demand using its liquidity in a safe and sound manner. In addition, the Bank’s funding gap positions as of September 30, 2024, and December 31, 2023, were within the tolerance levels provided by the Finance Agency’s guidelines. At September 30, 2024, the Bank had $45 million in commitments to issue consolidated obligations. The Bank had no commitments to issue consolidated obligations at December 31, 2023.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2023 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2024, and December 31, 2023, the Bank had $19.1 billion and $19.4 billion in standby letters of credit outstanding, respectively. At September 30, 2024, and December 31, 2023, the Bank had no advance commitments outstanding.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments and Contingencies.”
Capital
On April 11, 2024, the Bank submitted to the Finance Agency an application of proposed amendments to its capital plan. On September 4, 2024, the Finance Agency issued its approval of the application of proposed amendments. On November 1, 2024, the Bank issued a member communication notifying members that these proposed amendments will become effective November 15, 2024. The amendments to the Bank's capital plan primarily provide the Bank’s Board the option to establish two subclasses of stock for the potential purpose of enabling the declaration of different dividend rates on Membership and Activity stock. The Bank is still assessing the potential establishment of two subclasses of stock and has made no determination at this time. Without further action by the Board, there is no impact on member stock holdings or stock purchase requirements resulting from the amendments to the capital plan.
The preceding summary of the amendments to the Bank’s capital plan is not a complete description. For detail, refer to the capital plan included herein as an exhibit. The Bank’s capital requirements and proposed amendments are discussed in detail in “Item 1. Financial Statements – Note 9 – Capital” in this report, “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2023 Form 10-K.

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
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates decreased to 66%, or $32.2 billion, at September 30, 2024, compared to 71%, or $43.8 billion, at December 31, 2023.
Several of the Bank’s top 10 advance borrowers and their affiliates at the end of 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023, or have been acquired by nonmember institutions. As of September 30, 2024 and December 31, 2023, nonmembers accounted for $17.1 billion, or 35%, and $26.0 billion, or 42%, of total advances outstanding, respectively. Nonmembers accounted for $186 million, or 33%, and $668 million, or 38%, of the Bank’s interest income from advances for the three and nine months ended September 30, 2024, respectively. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances, the level of advances and their associated net interest income in the future will be determined by member business, which will be subject to a number of factors including, but not limited to, a member’s ability to generate new business to seek new advances, consolidation within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk”.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

September 30, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$17,813	$19,423
11% – 25%	6	4,788	5,681
26% – 50%	20	20,185	34,536
More than 50%	168	25,811	132,244
Total	204	$68,597	$191,884

December 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$28,055	$29,699
11% – 25%	8	3,565	4,203
26% – 50%	24	14,557	25,969
More than 50%	180	34,991	163,199
Total	218	$81,168	$223,070
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of September 30, 2024. The Bank has never experienced any credit losses on advances.
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
The Bank may require certain de novo institutions (chartered within the last three years), insurance companies, CDFIs, and housing associates to deliver pledged loan collateral to the Bank. Other considerations for delivery of pledged collateral may include the institution’s creditworthiness, satisfactory maintenance of its collateral, and the status of the Bank’s priority of security interest.
As of September 30, 2024, of the loan collateral pledged to the Bank, 21% was pledged by 23 institutions by specific identification, 44% was pledged by 118 institutions under a blanket lien with detailed reporting, and 35% was pledged by 141 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.
As of September 30, 2024, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 86% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at September 30, 2024, and December 31, 2023.

Composition of Loan Collateral Pledged

(In millions)	September 30, 2024		December 31, 2023
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$132,284	$87,857	$162,389	$103,893
Second lien residential mortgage loans and home equity lines of credit	13,031	6,231	14,112	6,735
Multifamily mortgage loans	41,257	25,599	56,957	34,656
Commercial mortgage loans	73,980	46,421	83,713	50,891
Loan participations(1)	1,138	379	1,369	468
Small business, small farm, and small agribusiness loans	1,542	386	1,632	420
Total	$263,232	$166,873	$320,172	$197,063
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At September 30, 2024, and December 31, 2023, the unpaid principal balance of these loans totaled $5.6 billion and $3.7 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At September 30, 2024, and December 31, 2023, the borrowing capacity of these loans totaled $3.8 billion and $2.1 billion, respectively.

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

The following table presents the Bank’s investment credit exposure at September 30, 2024, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$5,921	$—	$—	$—	$—	$5,921
MBS:
Other U.S. obligations – single-family	—	34	—	—	—	—	34
MBS – GSEs:
GSEs – single-family(2)	4	516	2	—	1	—	523
GSEs – multifamily	—	14,192	—	—	—	—	14,192
Total MBS – GSEs	4	14,708	2	—	1	—	14,715
PLRMBS	—	15	22	47	524	495	1,103
Total MBS	4	14,757	24	47	525	495	15,852
Total securities	4	20,678	24	47	525	495	21,773
Interest-bearing deposits	—	—	4,169	—	—	—	4,169
Securities purchased under agreements to resell(3)	—	600	—	—	—	1,150	1,750
Federal funds sold(4)	—	3,195	1,700	—	—	—	4,895
Total investments	$4	$24,473	$5,893	$47	$525	$1,645	$32,587
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at September 30, 2024, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2024, and December 31, 2023.

	Carrying Value(1)
(In millions)	September 30, 2024	December 31, 2023
Interest-bearing deposits	$4,169	$2,922
Federal funds sold	4,895	3,861
Total	$9,064	$6,783
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2024, and December 31, 2023.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2024, 54% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2024, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,819	$3,819
U.S. subsidiaries of foreign commercial banks	—	350	350
Total domestic and U.S. subsidiaries of foreign commercial banks	—	4,169	4,169
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	900	—	900
Finland	1,800	—	1,800
France	—	100	100
Germany	—	700	700
Netherlands	—	900	900
Total U.S. branches and agency offices of foreign commercial banks	3,195	1,700	4,895
Total unsecured credit exposure	$3,195	$5,869	$9,064
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2024.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2024. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2024, the Bank’s MBS portfolio was 218% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of September 30, 2024, the Bank’s investment in MBS had gross unrealized losses totaling $50 million, $25 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2024, all of the gross unrealized losses on its agency MBS are temporary.
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
As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2024.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2024.
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
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at September 30, 2024.

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$11,156	$327	$(320)	$—	$7
Cleared derivatives(2)	65,485	68	18	575	661
Total derivative positions with credit exposure to nonmember counterparties	76,641	$395	$(302)	$575	$668
Derivative positions without credit exposure	16,111
Total notional	$92,752
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P.

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
There have been no significant changes in the judgments and assumptions made during the first nine months of 2024 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2023 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Legislative and Regulatory Developments
Annual Designation of Member Director and Independent Director Positions. On June 21, 2024, the Finance Agency designated one member director position for Arizona, five for California, and one for Nevada, to be effective January 1, 2025, with the California allocation going from six positions in 2024 to five positions in 2025. In addition, the Finance Agency designated six independent director positions for the Bank to be effective in 2025, with the allocation going from seven positions in 2024 to six positions in 2025. One of the California member director positions, and two of the independent director positions (one of which is designated as a public interest director position), for the term ending on December 31, 2025, will be filled through an election of the members located in California (for the California member director position) and an election of all members of the Bank (for the two independent director positions). The elections for terms ending December 31, 2025, will be held in the fourth quarter of 2024. The California member director position and the two independent director positions will each have a four-year term that begins on January 1, 2025.
Certain legislative and regulatory actions and developments are summarized in this section. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in Bank’s 2023 Form 10-K, and in the Bank’s quarterly reports on Form 10-Q for the periods ended March 31, 2024, and June 30, 2024, for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.
•Advisory Bulletin on FHLBank Member Credit Risk Management.
On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should not rely solely on the collateral securing the member’s credit obligations and instead reflect, among other factors, a member’s financial condition. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. The Bank is evaluating this advisory bulletin in relation to its current member credit risk management policies and procedures to assess its potential impact on the Bank and its operations.
•Advisory Bulletin on FHLBank System Climate-Related Risk Management.
On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor, and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The Bank is evaluating the potential impact of the advisory bulletin on the Bank and its operations.
•Proposed Rule on Unsecured Credit Limits for FHLBanks.
On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024, to amend the Finance Agency’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest-bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits with approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations, and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment, or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to the Bank’s current business processes. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.
•Proposed Rule on FHLBank System Boards of Directors and Executive Management.
On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all independent directors to include artificial intelligence, information technology and security, climate-related risk, CDFIs, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management and record retention.
While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election, and retention of the Bank’s Board. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to analyze the impact that the proposed rule could have on the Bank and its operations.
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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s Board establishes market risk limits and market risk measurement standards at the product level. Additional guidelines approved by the Bank’s Enterprise Risk Committee apply to the Bank’s advances-related products and mortgage-related products. These guidelines provide limits that are monitored at the product level and are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each product regularly. Compliance with Bank limits and guidelines is reviewed by the Board on a regular basis, along with a corrective action plan if applicable.
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2024.
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

The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of September 30, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2024	December 31, 2023
+200 basis-point change	-2.3%	–2.3%
+100 basis-point change	-1.1	–1.1
–100 basis-point change(2)	+1.1	+1.0
–200 basis-point change(2)	+2.0	+1.8
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2024, are comparable with the estimates as of December 31, 2023. Compared to December 31, 2023, interest rates as of September 30, 2024, have decreased 59 basis points for the one-month Treasury bill, decreased 25 basis points for the five-year Treasury note, and decreased 6 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 258% as of September 30, 2024.
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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors the duration gap analysis and does not have a risk limit. At September 30, 2024, and December 31, 2023, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	September 30, 2024		December 31, 2023
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$83,270	2.0	$92,828	1.8
Liabilities	76,361	0.9	86,160	0.8
Net	$6,909	1.1	$6,668	1.0
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
The Bank manages the interest rate risk and market risk of the mortgage-related products through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at September 30, 2024, was $16.6 billion, including $15.9 billion in MBS and $708 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2023, was $16.1 billion, including $15.3 billion in MBS and $755 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.4 billion, or 93%, of MBS and mortgage loans at September 30, 2024, and $14.9 billion, or 92%, of MBS and mortgage loans at December 31, 2023. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.1 billion, or 7%, of MBS and mortgage loans, at September 30, 2024, and $1.2 billion, or 8%, of MBS and mortgage loans at December 31, 2023.
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
At least quarterly, the Bank reviews the estimated market risk profile of the entire portfolio of mortgage assets and related funding and hedging transactions. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risk profile. Periodically, the Bank performs more in-depth analyses, which include an analysis of the impacts of non-parallel shifts in the yield curve and assessments of the impacts of unanticipated mortgage prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio’s market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.
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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related products as of September 30, 2024, and December 31, 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Products for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2024	December 31, 2023
+200 basis-point change	-0.5%	–0.3%
+100 basis-point change	-0.3	–0.1
–100 basis-point change(2)	+0.3	+0.1
–200 basis-point change(2)	+0.5	0.0
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2024, are comparable with the estimates as of December 31, 2023.
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
Internal Control Over Financial Reporting
During the three months ended September 30, 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations
The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of the FHLBanks. Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Federal Housing Finance Agency (Finance Agency), the Office of Finance, and the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On November 1, 2024, the Bank issued a member communication notifying members of amendments to the Bank's capital plan, effective November 15, 2024, which primarily provide the Bank’s board of directors with the option to establish two subclasses of stock for the potential purpose of enabling the declaration of different dividend rates on Membership and Activity stock. See “Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital” and the exhibit of the capital plan included herein.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Capital Plan effective November 15, 2024
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2024.

Federal Home Loan Bank of San Francisco

/S/ ALANNA MCCARGO
Alanna McCargo President and Chief Executive Officer (Principal executive officer)

/S/ JOSEPH E. AMATO
Joseph E. Amato Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ Jennifer Lin
Jennifer Lin Senior Vice President and Controller (Principal accounting officer)