Form 10-K
period 2024-12-31
Federal Home Loan Bank of San Francisco
filed 2025-03-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2024, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $3,014 million. As of February 28, 2025, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 26,912,100.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2024 Annual Report on Form 10-K

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
We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s capital stock requirement is generally based on its use of our products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. The Bank’s capital stock is not publicly traded.
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
In addition, we provide vital support for housing and communities through our affordable housing program and other voluntary, charitable contributions. Our community programs and targeted initiatives address the unique affordable housing and economic development needs of communities across our district of Arizona, California, and Nevada.

As of December 31, 2024, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

			Advances
(Dollars in millions)	Total Number of Institutions	Capital Stock Outstanding	Number of Institutions	Par Value of Advances Outstanding
Commercial banks	64	$1,123	64	$16,659
Savings institutions	5	71	5	596
Credit unions	80	1,092	80	14,699
Industrial loan companies	1	2	1	22
Insurance companies	5	150	5	1,418
Community development financial institutions	7	20	7	186
Total member institutions	162	2,458	162	33,580
Housing associates eligible to borrow	1	—	1	91
Other nonmember institutions(1)	6	331	6	12,147
Total	169	$2,789	169	$45,818
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
Members also benefit from our affordable housing and economic development programs, which provide grants and discounted advances that support members’ involvement in creating affordable housing and revitalizing communities.
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
We require our members to hold our capital stock to support their activities with the Bank. We leverage this capital stock and our retained earnings by using our GSE status to borrow funds in the capital markets at relatively favorable rates. We lend these funds to our members at rates that are competitive with the lowest costs of most wholesale borrowing alternatives available to our members.
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
Products and Services
Advances. We offer our members and housing associates a wide array of fixed and adjustable rate loans, called advances, that are secured with eligible mortgage loans and other collateral. Our advance products are designed to help members and housing associates compete effectively in their markets and meet the credit needs of their communities. For members and housing associates that choose to retain the mortgage loans they originate as assets

(portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgage loans, including multifamily mortgage loans, and construction loans. As a result, advances support an array of housing market segments, including those focused on low- and moderate-income households. For members or housing associates that sell or securitize mortgage loans and other assets, advances can provide interim funding.
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
Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we are required by law to set aside 10% of our current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.4 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 154,600 housing units.
We allocate at least 50% of our annual AHP subsidy to our competitive AHP General Fund under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in an annual competitive process. Since 2023, we have offered a competitive Nevada Targeted Fund to which we can allocate up to 20% of our annual AHP subsidy. All subsidies for the competitive AHP General Fund and Nevada Targeted Fund are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.
We allocate up to 35% of our annual AHP subsidy to our homeownership set-aside program. Under this program, members reserve funds from the Bank to be used as matching grants for eligible first-time homebuyers.
Discounted Credit Programs. We offer members two discounted credit programs available in the form of advances and standby letters of credit. Members may use the Community Investment Program (CIP) to fund mortgages for low- and moderate-income households, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing or economic development for low- and moderate-income people and communities. Members may use the Advances for Community Enterprise (ACE) Program to fund projects and activities that create or retain jobs or provide services or other benefits for low- and moderate-income people and communities. Members may also use ACE Program funds to support eligible community lending and economic development, including small business, community facilities, and public works projects.

Funding Sources
To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks’ Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The consolidated obligations issued through the Office of Finance use authorized securities dealers and are backed only by the financial resources of the FHLBanks. Due to the FHLBanks’ GSE status and having consolidated obligations rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AA+/A-1+ by S&P Global Ratings (S&P), the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members enabling them to better serve their communities.
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
Our status as a GSE is critical to maintaining access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as a close alternative to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of August 16, 2024, S&P rated the FHLBanks’ consolidated obligations AA+/A-1+, and as of February 14, 2024, Moody’s rated them Aaa/P-1. As of August 16, 2024, S&P assigned each of the FHLBanks a long-term credit rating of AA+, and as of February 14, 2024, Moody's assigned each of the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
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
Capital
Our capital plan bases the stock purchase requirement on the level of activity an institution has with the Bank, subject to a minimum membership requirement that is intended to reflect the value of having access to the Bank as a funding source. With the approval of our Board, we may adjust these requirements from time to time within the ranges established in the capital plan. In accordance with the FHLBank Act and the Gramm-Leach-Bliley Act of 1999, our capital stock is subject to certain requirements for, among other things, total capital, leverage capital, and risk-based capital in our capital plan. Any changes to our capital plan must be approved by our Board and the Finance Agency.
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
As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by our Board. The Board may amend the Framework from time to time. In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate are at the discretion of our Board, which may or may not choose to follow the dividend philosophy as guidance in the dividend declaration. Our historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. Our Framework may be revised or eliminated in the future, and there can be no assurance as to future dividends.
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
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board declare and pay any dividend. A decision by the Board to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by our capital plan.
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
Regulatory Oversight and Examinations
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
Human Capital Resources
Our human capital significantly contributes to the Bank’s success in achieving strategic business objectives. In managing our human capital, we focus on providing a comprehensive suite of compensation, benefits, programs, and other rewards, including competitive salaries and benefits, developmental programs and training, and succession planning. During the past year, the Bank has experienced turnover in senior management. In addition, certain key executive roles are held on an interim basis. Despite recent changes, the Bank believes its current skilled workforce, including its leadership, remain well positioned to guide the Bank in achieving its strategic objectives. For more information, see “Part II, Item 10. Directors, Executive officer and Corporate Governance – Executive Officers.”
Workforce Profile – Our workforce is primarily comprised of corporate employees, with our principal operations centralized in one location. As of December 31, 2024, we had 315 employees. The Bank supplements its employees with independent contractors as needed. The Bank’s workforce is sufficiently staffed, and historically has included a number of longer-tenured employees. As of December 31, 2024, the average tenure of our employees was 8.1 years.
Office of Minority and Women Inclusion – The Bank is required by statute (12 U.S.C. § 4520) and regulation to have an Office of Minority and Women Inclusion. Our Office of Minority and Women Inclusion is led by a member of our senior management team, who reports to the President and Chief Executive Officer, and serves as a liaison to the Board. As required by applicable law, we operationalize our commitment to the principles of equal opportunity employment and contracting through the development and execution of a strategic plan that includes quantifiable metrics to measure its effectiveness, and we report regularly on these metrics to management and the Board.
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
Natural disasters (such as floods, wildfires, or earthquakes), widespread public health emergencies (such as pandemics), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Eastern Europe and the Middle East), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding, access to funding, business activities, operations, reputation, or results of operations. Any of these factors could adversely affect our business activities and results of operations.
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
FHLBank System consolidated obligations are rated AA+/A-1+ by S&P Global Ratings as of August 16, 2024, and Aaa/P-1 by Moody’s Investors Service as of February 14, 2024. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. For example, downgrades to the U.S. sovereign credit rating or outlook, which have occurred in the past, may occur again if the U.S. government continues to fail to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limits. Fitch Ratings downgraded the U.S. sovereign credit rating in August 2023, and Moody’s changed the outlook of its rating on the U.S. from stable to negative in November 2023. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
Under certain inordinate stress conditions, we may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.
We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or having to incur unnecessarily high borrowing costs. In addition, we maintain a contingency funding plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Under certain inordinate stress conditions, our efforts to manage our liquidity position, including our contingency funding plan, may not enable us to meet our obligations and the liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
We have a high concentration of advances and capital with certain institutions and their affiliates, including nonmember institutions, and a loss or change of business activities with any of these institutions, or a material or prolonged decline in demand for advances, could adversely affect our results of operations and financial condition.
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
The Bank’s ability to fulfill its mission and achieve its business and financial objectives is influenced by its level of membership and advance balances. We currently have a high concentration of advances and capital with certain institutions and their affiliates. For instance, as a result of the receivership and subsequent acquisition of one of our members in May 2023 (see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information), as of December 31, 2024, a single nonmember accounted for 20% of advances outstanding. Because this borrower is a nonmember, when these advances either mature or are prepaid they cannot be replaced by this borrower, which will adversely affect our level of advance balances in the future.
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
The primary source of the Bank’s earnings is interest income, which includes interest income on MBS. At the time these securities mature, the Bank may be limited in the purchase of other MBS due to, among other things, regulatory guidance on MBS purchases by FHLBanks.

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
We could change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the AHP, dividends, the repurchase of capital stock, and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.
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
We rely heavily on our information systems, technology vendors, and third parties to conduct and manage our business. If we or one of our critical vendors experience a failure, interruption, or security breach in any information systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively. In addition, such a failure, interruption, or security breach could result in significant losses, a loss of personal and confidential information, or reputational damage. We rely on the Office of Finance for, among other things, the placement of consolidated obligations, our primary source of funds. A disruption in this service would disrupt our access to these funds. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. Furthermore, there have been recent significant advancements in the development of generative artificial intelligence (AI) and predictive data analytics, such as the creation of large language models and machine-learning techniques. The potential integration of AI by some of the Bank’s third-party vendors, and use of AI by outside parties, including potential threat actors, presents risks and challenges that could affect our business in a multitude of unforeseen ways. The Bank does not currently utilize AI in its information systems and technology infrastructure, with the exception of certain third-party platforms. However, the Bank is exploring and testing several possible use cases of AI and continues to evaluate its potential use within the Bank’s operations. The use of AI by outside parties, including some of the Bank’s vendors and suppliers, may result in reputational or competitive harm, disruption of business operations, regulatory action, and/or legal liability to the Bank. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while we are in the process of implementing these new systems or technology infrastructures. Additionally, we maintain two geographically dispersed, colocation data centers which are on electrical grids that are separate from each other and from our principal offices and off-site business continuity facilities. Both data centers are subject to periodic testing to demonstrate adequate operational capability. Although we have implemented a business continuity plan, we may not be able to prevent, swiftly and adequately address, or otherwise mitigate the negative effects of any failure, interruption, or breach. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
We rely on key personnel and a relatively lean workforce given the size and complexity of our business to manage and conduct our operations. Competition for key skilled personnel has been intense within the financial services industry and businesses outside the financial services industry, including the technology sector. The Bank’s ability to attract and retain key skilled personnel, including key members of senior management, along with developing and implementing appropriate succession planning, is important for it to effectively conduct its operations and execute its strategic initiatives, while maintaining its risks and financial controls. In 2024 and the first quarter of 2025, the Bank experienced leadership changes and increased attrition among senior management and employees. In addition, certain key executive roles are held on an interim basis. Future leadership transitions and continued elevated rates of attrition may cause uncertainty in, or a disruption to, our business. Failure to attract, motivate, and retain key skilled personnel, including high-quality senior management and executives, or to develop and implement an effective succession plan, could adversely affect the business and operations of the Bank.
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
Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, and could adversely affect demand for advances and for consolidated obligations as well as our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. Fiscal policies of the U.S. government could also indirectly affect the FHLBanks’ cost of funding. For example, sudden or large increases in the supply of Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term GSE debt securities.

Additionally, increases in Treasury issuances could temporarily reduce the capacity of the dealers of consolidated obligations, many of which are also primary dealers for the Federal Reserve Bank of New York, to participate in the issuances of consolidated obligations, which could in turn increase the FHLBanks’ cost of funding. These factors could also cause temporary technical market distortions that may diminish the relative value and pricing of certain consolidated obligations and the FHLBanks’ hedging strategies.
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
On November 7, 2023, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report, which is a potential source of important regulatory changes. The report focused on the FHLBank System’s: (1) mission; (2) role as a stable and reliable source of liquidity; (3) role in housing and community development; and (4) operational efficiency, structure, and governance.

We are not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the bank or the FHLBank System, particularly in light of the changes in the Finance Agency’s leadership and potential changes to the regulatory environment affecting the Bank. Furthermore, we are also not able to predict how changes in federal administration will affect the Finance Agency’s actions and regulatory activity. Potential changes to regulatory expectations, policy changes, legislative and regulatory changes, executive orders, or other government actions may result in changes to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community investment, or changes to our operations, structure, or governance. Any such changes as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities could materially affect our financial condition or results of operations, our reputation, and the value of FHLBank membership.
For more details on this Finance Agency report, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments.”
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
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are authorized to issue debt securities, which are the principal source of funding for the FHLBanks. Negative announcements by any of the housing GSEs, concerning topics such as accounting problems, risk-management issues, or regulatory reform or enforcement actions may create pressure on debt pricing for all GSEs, as investors perceive such instruments as bearing increased risk. Given the FHLBanks’ shared status as GSEs, the scope, timing, and effect of any change in the status of and/or regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a significant effect on the FHLBank System. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on all GSE debt pricing, as investors may perceive that their debt instruments bear increased risk. While there are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the FHLBanks’ focus on secured lending in the form of advances as opposed to guaranteeing mortgages and their distinctive cooperative business model, legislation or other regulatory reform affecting the GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities.
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

General Risk Factors
Significant climate events could adversely affect the members and business of our Bank, and failure to meet investor or other stakeholder expectations regarding natural disasters and environmental matters may damage the reputation of the Bank.
The region where we operate is subject to natural disasters, including risks from floods, wildfires, drought, and other natural disasters. The frequency, intensity, and duration of these events is increasing, which could destroy or damage Bank facilities or member properties, including collateral that members have pledged to secure advances or mortgages, disrupt the business of the Bank or our members, increase the probability of power or other outages, negatively affect the livelihood of our members, or otherwise cause significant economic dislocation in disaster-affected regions. Any of these situations may adversely affect the financial condition and results of operations of the Bank.
Enhanced governmental, regulatory, and societal attention to climate matters and natural disasters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate risk, carbon emissions, water usage, waste management, and risk oversight, such as those reflected in the advisory bulletin issued by the FHFA in September 2024 on FHLBank System climate-related risk management, and the new California laws requiring companies doing business in California to disclose greenhouse gas emissions and climate-related financial risks, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These issues and rapidly changing laws, regulations, policies, interpretations, and expectations may increase the cost of compliance and internal risk management programs for the Bank and alter the environment in which we do business, which could adversely affect the financial condition and results of operations of the Bank. In addition, the shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, or liability risks, may negatively affect the Bank’s or our members’ business models, asset valuations, and operating costs.
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
At the Bank’s discretion and at any time, the Bank may repurchase shares held by a shareholder in excess of its required capital stock holdings. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes the Bank’s capital management principles and objectives, as well as its policies and practices with respect to restricted retained earnings, dividend payments, and the repurchase of excess stock. In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate are at the discretion of the Bank’s board of directors, which may choose to follow the dividend philosophy as guidance in the dividend declaration. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations. The Bank’s dividend policy may be revised or eliminated in the future and there can be no assurance as to future dividends.
As of February 28, 2025, the Bank had 24,628,299 shares of Class B stock held by 331 members and 2,283,801 shares of Class B stock held by 7 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock in the Bank’s Statements of Condition.
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
Information regarding the Bank’s dividends, including the Bank’s policies and practices with respect to dividend payments, is set forth in “Item 1. Business – Capital – Dividends and Retained Earnings,” and information on the Bank’s capital requirements and additional information regarding the Bank’s dividends is set forth in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”
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
•natural disasters (such as wildfires), pandemics or other widespread public health emergencies, terrorist attacks, civil unrest, geopolitical instability or conflicts (including the ongoing hostilities in Eastern Europe and the Middle East), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
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
Overview
Net income for 2024 was $402 million, a decrease of $137 million compared with 2023. The decrease was primarily attributable to a decrease in net interest income of $219 million and an increase in other expense of $19 million, partially offset by an increase in other income of $86 million.
The $219 million decrease in net interest income was attributable to lower average balances of advances and short-term investments and higher costs of interest-bearing liabilities. The decrease was also attributable to $106 million of higher net advance prepayment fees in the prior year. These decreases to net interest income were partially offset by lower average balances of consolidated obligation bonds and discount notes, an increase in the average balances of available-for-sale securities, and higher yields on interest-earning assets.
The $86 million increase in other income was primarily driven by $33 million in net realized losses recognized in the prior year from derivatives economically hedging prepaid advances, along with $30 million of other income recognized in 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.
The $19 million increase in other expense was attributable to a $25 million increase in the Bank's charitable contributions in the current year, mainly to fund downpayment assistance grants to middle-income homebuyers (delivered by participating member financial institutions).
As of December 31, 2024, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory requirement with a regulatory capital ratio of 8.9% at December 31, 2024. The increase in the regulatory capital ratio from 8.0% at December 31, 2023 mainly resulted from the decrease in total assets during 2024. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $7.3 billion in permanent capital. Total retained earnings increased to $4.5 billion at December 31, 2024, from $4.3 billion at December 31, 2023.
On February 19, 2025, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2024 at an annualized rate of 8.75%. The quarterly dividend rate is consistent with the Bank's dividend philosophy of endeavoring to pay a quarterly dividend rate that is equal to or greater than the current market rate for highly rated investments and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The quarterly dividend will total $63 million, and the Bank expects to pay the dividend on March 11, 2025.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.
The Bank's community programs and targeted initiatives address the unique affordable housing and economic development needs of communities across its district of Arizona, California, and Nevada. The Affordable Housing Program (AHP) is an annual statutory grant program that supports the creation, preservation, or purchase of affordable housing and is funded with 10% of the Bank’s previous year’s net income. Since its inception in 1990, the Bank awarded nearly $1.4 billion in grants to aid the purchase, development, or rehabilitation of over 154,600 affordable homes in the regions the Bank’s members serve. In addition, early in 2024, the Bank’s board of directors approved plans to voluntarily allocate an additional 5% of its 2023 annual net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) to fund affordable housing and economic development initiatives.
To meet these commitments, the Bank recorded a total allocation of $93 million in 2024, an increase of $14 million compared to 2023. The $93 million allocation included $52 million related to the statutory AHP program and $41 million related to voluntary housing and economic development initiatives. The Bank's voluntary contributions were disbursed through multiple initiatives during 2024, including, but not limited to, $20 million in downpayment assistance grants delivered by Bank members to over 400 homebuyers, $7 million awarded to 84 organizations across Arizona, California, and Nevada through the Access to Housing and Economic Assistance for Development (AHEAD) Program, $2 million benefiting Native American communities for essential infrastructure and affordable housing development, and $1 million delivered through a targeted matching grant program distributed across 45 grants for local housing counseling agencies to expand homeownership opportunities for low- to moderate-income prospective homebuyers.
Following the fourth quarter of 2024, several wildfires, including the Pacific Palisades and Eaton wildfires, caused extensive damage to properties along the Southern California coast and around the Los Angeles metropolitan area. The Bank does not expect that the potential losses resulting from the wildfires will have a material effect on the Bank's financial condition or results of operations. In January 2025, the Bank announced it would contribute $2 million to aid ongoing response and relief efforts and provide front-line support in communities impacted by the wildfires in Southern California and is actively engaging with its members.
Events affecting the financial services industry during 2023 resulted in significant changes in the liquidity of some of the largest regional financial institutions, some of which experienced significant deposit outflows and financial difficulties resulting in liquidation or receivership. Because of these events, the Bank has experienced and may continue to experience a reduction in total assets, capital, and net income since these borrowers, and the advances made to these borrowers, are not likely to be replaced. As of December 31, 2024, advances outstanding from nonmembers totaled $12.1 billion. The loss of Bank members, especially its larger borrowers, may also have the effect of reducing the Bank’s opportunity to grow advances and may impact the Bank’s long-term strategic plan and corporate goals. See “Item 8. Financial Statements and Supplementary Data - Note 5 – Advances” for more information on the Bank’s borrowers and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Concentration Risk” for more information on concentration risk.
Results of Operations
Selected Financial Data and Financial Ratios

	2024	2023	2022
Selected Other Data for the Year Ended December 31
Net Interest Margin(1)	0.69%	0.71%	0.66%
Return on Average Assets	0.47	0.47	0.37
Return on Average Equity	5.89	7.60	4.67
Annualized Dividend Rate	8.75	7.49	6.30
Dividend Payout Ratio(2)	49.68	45.05	50.17
Average Equity to Average Assets Ratio	8.02	6.23	8.02
Selected Other Data at Yearend
Regulatory Capital Ratio(3)	8.90	8.02	6.41
Duration Gap (in months)	1.2	1.0	0.9
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

Comparison of 2024 and 2023
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest income on advances, mortgage loans, and investments, less interest expense on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for 2024 and 2023, together with the related interest income and expense. The table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Average Balance Sheets

	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,298	$226	5.26%	$4,328	$222	5.12%
Securities purchased under agreements to resell	1,257	66	5.24	5,618	280	4.99
Federal funds sold	5,157	268	5.20	9,923	499	5.03
AFS securities:(1)
MBS(1)(2)	13,686	896	6.55	10,462	702	6.71
Other investments	5,316	290	5.45	4,050	219	5.41
Held-to-maturity (HTM) securities: MBS	1,655	92	5.56	1,994	100	5.01
Advances(3)	52,301	2,767	5.29	76,128	3,999	5.25
Mortgage loans held for portfolio(4)	725	22	2.94	786	26	3.33
Loans to other FHLBanks	—	—	—	9	—	4.90
Total interest-earning assets	84,395	4,627	5.48	113,298	6,047	5.34
Other assets(5)	748	—		635	—
Total Assets	$85,143	$4,627		$113,933	$6,047
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$60,769	$3,143	5.17%	$78,340	$3,901	4.98%
Discount notes	14,704	767	5.22	25,479	1,249	4.90
Deposits and other borrowings	1,374	72	5.18	1,239	64	5.16
Mandatorily redeemable capital stock	559	65	11.69	578	32	5.47
Borrowings from other FHLBanks	—	—	—	39	2	4.80
Total interest-bearing liabilities	77,406	4,047	5.23	105,675	5,248	4.97
Other liabilities(5)	908	—		1,164	—
Total Liabilities	78,314	4,047		106,839	5,248
Total Capital	6,829	—		7,094	—
Total Liabilities and Capital	$85,143	$4,047		$113,933	$5,248
Net Interest Income		$580			$799
Net Interest Spread(6)			0.25%			0.37%
Net Interest Margin(7)			0.69%			0.71%
Interest-earning Assets/Interest-bearing Liabilities	109.03%			107.21%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income includes net prepayment fees received on AFS MBS of $11 million and $6 million in 2024 and 2023, respectively.
(3)Interest income includes net prepayment fees received on advances of $6 million and $106 million in 2024 and 2023, respectively.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(6)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is calculated as net interest income for the year divided by average interest-earning assets.

Net interest income in 2024 was $580 million, a 27% decrease from $799 million in 2023. The decrease in net interest income compared to 2023 was attributable to lower average balances of advances and short-term investments and higher costs of interest-bearing liabilities. The decrease was also attributable to $100 million of higher net advance prepayment fees in the prior year. During 2024, the Bank recognized net prepayment fees within interest income of $6 million, comprising $1 million in prepayment fees received from borrowers and $21 million in hedging-related net realized gains associated with the prepaid advances, offset by $16 million in prepayment fees paid to borrowers. In contrast, during 2023, the Bank recognized net prepayment fees within interest income of $106 million, comprising $291 million in prepayment fees received from borrowers, offset by $45 million in prepayment fees paid to borrowers and $140 million in hedging-related net realized losses associated with the prepaid advances. These decreases to net interest income were partially offset by lower average balances of consolidated obligation bonds and discount notes, an increase in the average balances of available-for-sale securities, and higher yields on interest-earning assets.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees from borrowers net of any associated fair value adjustments related to prepaid advances that were in hedging relationships. The net amount of prepayment fees received from borrowers recorded as interest income is reflected in the Statements of Income for the years ended December 31, 2024, 2023, and 2022, as follows:

	2024	2023
Prepayment fees received/(paid)	$(15)	$246
Fair value adjustments	21	(140)
Net	$6	$106
Advance principal prepaid	$1,982	$54,720
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
See “Item 8. Financial Statements and Supplementary Data - Note 5 – Advances” for more information on the Bank’s largest members and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
The following table details the changes in interest income and interest expense for 2024 compared to 2023. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2024 Compared to 2023

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$4	$(2)	$6
Securities purchased under agreements to resell	(214)	(228)	14
Federal funds sold	(231)	(247)	16
AFS securities:
MBS(2)	194	211	(17)
Other investments(2)	71	69	2
HTM securities: MBS	(8)	(18)	10
Advances(2)	(1,232)	(1,261)	29
Mortgage loans held for portfolio	(4)	(2)	(2)
Total interest income	(1,420)	(1,478)	58
Interest expense:
Consolidated obligations:
Bonds(2)	(758)	(904)	146
Discount notes(2)	(482)	(558)	76
Deposits and other borrowings	8	8	—
Mandatorily redeemable capital stock	33	(1)	34
Borrowings from other FHLBanks	(2)	(2)	—
Total interest expense	(1,201)	(1,457)	256
Net interest income	$(219)	$(21)	$(198)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/(expense) and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 69 basis points for 2024, 2 basis points lower than the net interest margin for 2023. The decrease in net interest margin is primarily the result of the decrease in the average balances of higher-yielding advances and short-term investments as well as an increase in costs of interest-bearing liabilities to 5.23% for 2024 compared to 4.97% for 2023. These effects were partially offset by higher yields on interest-earning assets to 5.48% for 2024 compared to 5.34% for 2023 and a decrease in the average balances of consolidated obligations. The net interest spread was 25 basis points for 2024, 12 basis points lower than the net interest spread for 2023, which was 37 basis points. The decrease in net interest spread was primarily a result of higher average balances and costs of interest-bearing liabilities, which were partially offset by higher average balances and yields on interest-earning assets.
The following tables present the effect of derivatives and hedging activities on net interest income. There were no interest rate exchange agreements associated with discount notes in 2023.

	2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(23)	$(101)	$—	$—	$(124)
Net gain/(loss) on derivatives and hedged items	6	3	(1)	(1)	7
Net interest settlements on derivatives	564	523	(487)	(2)	598
Price alignment amount(1)	(28)	(28)	(2)	—	(58)
Total effect on net interest income	$519	$397	$(490)	$(3)	$423

	2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(25)	$(102)	$—	$(127)
Net gain/(loss) on derivatives and hedged items	(215)	1	(5)	(219)
Net interest settlements on derivatives	632	456	(571)	517
Price alignment amount(1)	(45)	(34)	—	(79)
Total effect on net interest income	$347	$321	$(576)	$92
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for 2024 and 2023.

(In millions)	2024	2023
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(12)	$(1)
Net gain/(loss) on derivatives	53	(25)
Standby letters of credit fees	19	20
Termination of long-term funding arrangement	30	—
Other, net	3	13
Total Other Income/(Loss)	$93	$7
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

The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for 2024 and 2023.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2024 Compared to 2023

(In millions)	2024			2023
Hedged Item	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)
Advances:
Elected for fair value option	$7	$59	$66	$(33)	$48	$15
Not elected for fair value option	(21)	28	7	(49)	36	(13)
Consolidated obligation bonds:
Elected for fair value option	14	(21)	(7)	27	(34)	(7)
Not elected for fair value option	14	(26)	(12)	28	(37)	(9)
Consolidated obligation discount notes:
Not elected for fair value option	2	—	2	1	(8)	(7)
Price alignment amount(1)	(3)	—	(3)	(4)	—	(4)
Total	$13	$40	$53	$(30)	$5	$(25)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During 2024, net gains on derivatives totaled $53 million compared to net losses of $25 million in 2023. These amounts included interest income of $40 million and $5 million resulting from net settlements on derivative instruments used in economic hedges in 2024 and 2023, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
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
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its PLRMBS previously disclosed, the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During 2024, the Bank terminated the long-term funding arrangement in accordance with its settlement terms and recognized $30 million of other income.
Other Expense. During 2024, other expenses increased to $219 million, compared to $200 million in 2023. The $19 million increase in other expense was primarily attributable to a $25 million increase in voluntary housing and community investment contributions. These charitable contributions, which were in addition to the Bank’s statutory AHP assessment, decreased the Bank’s net income and retained earnings in 2024. The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. The increase in other expense was partially offset by a $5 million decrease in other operating expense.

Voluntary housing and community investment contributions and AHP assessment. In 2024, the Bank allocated a total of $93 million for affordable housing, community investment, and voluntary charitable programs, of which $52 million related to the statutory AHP assessment and $41 million related to voluntary housing and community investment contributions as presented in the Bank's Statements of Income.
In 2024, the Board approved plans to voluntarily allocate 5% of the Bank’s 2023 net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) to fund economic development and homeownership grant programs. These charitable contributions, in addition to the Bank’s statutory 10% AHP assessment, decreased the Bank’s net income and retained earnings for 2024.
The following table presents the calculation of the 5% commitment for voluntary contributions for 2024.

(Dollars in millions)	2023	2024
Income/(loss) before assessment	$602
Interest expense: mandatorily redeemable capital stock	32
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$634
Commitment %		5%
Unadjusted 5% commitment		$32

Adjusted for:
2024 make-whole contribution: AHP(1)		4
2023 make-whole contribution: AHP(1)		2
2024 make-whole contribution: voluntary contributions(2)		1
2023 carry forward(3)		2

Adjusted 5% voluntary contributions		$41
(1)    Voluntary make-whole contributions to restore the 2023 and 2024 required AHP from the effects of voluntary housing contributions, which lowered the respective years' Income/(Loss) Before Assessment.
(2)     A voluntary make-whole contribution to restore the 2024 committed 5% voluntary contribution from the effects of 2023 voluntary contributions, which lowered the 2023 Income/(Loss) Before Assessment.
(3)    A voluntary carry forward amount that was the remaining from the Bank’s 2023 5% commitment and was paid out during 2024.
The following table presents the components of the voluntary housing and community investment contributions by attribute for 2024.

(In millions)	2024
Voluntary contributions by attribute
Affordable housing	$21
Economic development	11
Voluntary contributions paid	$32
Voluntary contributions to AHP(1)	9
Voluntary housing and community investment contributions presented in the Statements of Income	$41
(1)    Represents all voluntary contributions to AHP, including voluntary make-whole contributions.
Make-Whole Contribution for AHP. Since net income before the assessment for AHP was reduced by voluntary contributions, the assessment amount for AHP was effectively lowered by the voluntary contributions amount. Therefore, a voluntary make-whole contribution was recorded to restore in good faith the 2024 AHP assessment amount to what it would be before the effects of voluntary contributions, as presented in the following table.

(Dollars in millions)	2024
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$519
Statutory AHP assessment percentage	10%
Statutory AHP assessment	52
2024 make-whole contribution: AHP(1)	4
Total statutory AHP assessment and AHP make-whole contribution	$56
(1)    A voluntary make-whole contribution to restore the 2024 required AHP contribution from the effects of voluntary housing contributions, which lowered 2024’s Income/(Loss) Before Assessment.
The following table demonstrates the total AHP assessment in the absence of voluntary contributions for 2024.

(Dollars in millions)	2024
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$519
Voluntary housing and community investment contributions	41
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock and voluntary housing and community investment contributions	560
Statutory AHP assessment percentage	10%
Total AHP assessment without voluntary contributions	$56
The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. Voluntary programs include, but are not limited to, AHEAD, Nevada Capacity Building, middle-income downpayment assistance, and other targeted community initiatives.
Access to Housing and Economic Assistance for Development (AHEAD) Program. AHEAD Program grants, funded annually at the discretion of the Bank’s board of directors, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training, or education programs, or provide other services and programs that benefit low- and moderate-income communities. AHEAD Program applications are submitted by members working with local community groups, and awards are based on project eligibility and evaluation of the applications. In 2024, we awarded $7 million in AHEAD Program grants, and since 2004, we have awarded over $32 million in AHEAD program grants.
Nevada Capacity Building Program. The purpose of the Nevada Housing Coalition (NHC) has been to build capacity for affordable housing development in Nevada and to address the state’s limited infrastructure for its future development. The funds were used to improve development resources in the state, grow its affordable housing ecosystem, and better position Nevada to secure and deploy affordable housing dollars from a variety of existing and new sources. Capacity building efforts included delivering critical training to practitioners on the nuances of securing and applying for affordable housing dollars, increasing the state’s affordable housing project pipeline, and ultimately ensuring more housing options for all Nevadans. In 2024, the Bank disbursed $110 thousand in support of the NHC’s purpose (for a total of $350 thousand committed and disbursed funds in 2023 and 2024).
Middle-Income Downpayment Assistance. In 2024, the Bank’s board of directors expanded this program by doubling its commitment to $20 million for a matching grant program to help put sustainable homeownership within reach for more families and individuals. This grant program is intended to help families and individuals who qualify as first-time homebuyers and earn just over 80% up to 140% of area median income (AMI), based on the location of the property to be purchased and adjusted for household size. The goal is to expand access to affordable and sustainable homeownership opportunities for first-time homebuyers. In 2024, the Bank disbursed $20 million through 32 members in support of over 400 homebuyers in Arizona, California, and Nevada.
In 2024, the Bank also funded two targeted community initiatives for its district, disbursing $2 million for essential infrastructure and affordable housing development benefiting Native American communities and $1 million in grants delivered through a targeted matching grant program, distributed to 45 local HUD-approved Housing

Counseling Agencies to help them expand capacity to serve more low- to moderate-income aspiring and at-risk homebuyers.
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
To fund the AHP, the FHLBanks must set aside at least, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals at least $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $718 million and $752 million for their AHPs in 2024 and 2023, respectively, and there was no AHP shortfall in either of those years.
The Bank’s total AHP assessments equaled $52 million in 2024 and $63 million in 2023.
Return on Average Equity. Return on average equity was 5.89% for 2024, compared to 7.60% for 2023. The decrease reflected lower net income for 2024, which decreased 25% to $402 million in 2024 from $539 million in 2023, which was partially offset by a relatively smaller decrease in average equity to $6.8 billion in 2024 from $7.1 billion in 2023.
Dividends and Retained Earnings. In 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $265 million, including $209 million in dividends on capital stock and $56 million in dividends on mandatorily redeemable capital stock. In 2023, the Bank paid dividends at an annualized rate of 7.49%, totaling $275 million, including $243 million in dividends on capital stock and $32 million in dividends on mandatorily redeemable capital stock.
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
For a comparison of 2023 and 2022 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2023 Form 10-K.
Financial Condition
Total assets were $81.7 billion at December 31, 2024, compared to $92.8 billion at December 31, 2023. This decline was primarily driven by a reduction in advances. Advances decreased by $15.7 billion, or 26%, to $45.6 billion at December 31, 2024, from $61.3 billion at December 31, 2023. Average advances were $52.3 billion for 2024, a 31% decrease from $76.1 billion for 2023. Advances declined primarily due to maturities of advances acquired by nonmembers in connection with certain Bank member acquisitions. Investments at December 31, 2024, were $35.0 billion, a net increase of $4.7 billion from $30.3 billion at December 31, 2023, attributable to net purchases of

$2.7 billion in short-term investments and $2.0 billion in U.S. Treasury securities. Average MBS investments were $15.3 billion for 2024, a 22% increase from $12.5 billion for 2023.
Advances outstanding at December 31, 2024, included net unrealized losses of $181 million, including $198 million representing unrealized losses on hedged advances, which was offset by $17 million representing unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2023, included net unrealized losses of $375 million, of which $371 million represented unrealized losses on hedged advances and hedging activities and $4 million represented unrealized losses on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains/losses on advances from December 31, 2023, to December 31, 2024, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to advance terms and volumes during the period.
Total liabilities were $74.7 billion at December 31, 2024, a decrease of $11.5 billion from $86.2 billion at December 31, 2023, primarily reflecting a $10.9 billion decrease in consolidated obligations outstanding to $72.6 billion at December 31, 2024, from $83.5 billion at December 31, 2023. Average consolidated obligations were $75.5 billion for 2024 and $103.8 billion for 2023.
The average balances of interest-bearing demand and overnight deposits were $932 million, $870 million, and $817 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 5.03%, 5.01%, and 1.38% in 2024, 2023, and 2022, respectively. The average balances of term deposits were $8 million, $8 million, and $32 million, and the weighted average interest rates paid on term deposits were 5.05%, 4.55%, and 2.86% in 2024, 2023, and 2022, respectively. All Bank deposits are uninsured.
Consolidated obligations outstanding at December 31, 2024, included net unrealized gains of $363 million on hedged consolidated obligation bonds and unrealized gains of $14 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2023, included net unrealized gains of $645 million on hedged consolidated obligation bonds and unrealized gains of $29 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2023, to December 31, 2024, were primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at both December 31, 2024 and 2023.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.”
Accumulated other comprehensive income was $63 million at December 31, 2024, an increase of $135 million compared to a loss of $72 million at December 31, 2023, mainly attributable to an improvement in the fair values of investment securities classified as AFS, which primarily reflected tighter interest rate spreads for the Bank’s agency MBS portfolio.

Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type at December 31, 2024 and 2023.

	2024		2023
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR	$4,455	10%	2,055	2%
Adjustable – SOFR, callable at borrower’s option	2,400	5	3,000	5
Subtotal adjustable rate advances	6,855	15	5,055	7
Fixed	5,711	12	10,240	17
Fixed – amortizing	33	—	47	—
Fixed – with PPS(1)	142	—	209	1
Fixed – with FPS(1)	24,563	54	38,144	62
Fixed – callable at borrower’s option with FPS(1)	310	1	340	1
Fixed – putable at Bank’s option with FPS(1)	4,560	10	1,353	2
Subtotal fixed rate advances	35,319	77	50,333	83
Daily variable rate	3,644	8	6,322	10
Total par value	$45,818	100%	$61,710	100%
(1)Partial prepayment symmetry (PPS) and full prepayment symmetry (FPS) are product features under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with PPS, and any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

The types of advances by contractual maturity at December 31, 2024, and 2023, are presented in the following table.

	2024		2023
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Fixed:
Within 1 year	$15,204	33%	$23,850	39%
After 1 year through 3 years	11,525	25	18,663	30
After 3 years through 5 years	3,269	7	5,453	9
After 5 years through 15 years	408	1	617	1
Thereafter	10	—	10	—
Subtotal fixed rate advances	30,416	66	48,593	79
Fixed – callable at borrower’s option:
After 3 years through 5 years	10	—	—	—
After 5 years through 15 years	300	1	340	1
Subtotal fixed – callable at borrower’s option advances	310	1	340	1
Fixed – putable:
Within 1 year	2	—	—	—
After 1 year through 3 years	2,054	4	289	—
After 3 years through 5 years	845	2	750	1
After 5 years through 15 years	1,659	4	314	1
Subtotal fixed rate – putable advances	4,560	10	1,353	2
Fixed – amortizing:
Within 1 year	12	—	15	—
After 1 year through 3 years	8	—	18	—
After 3 years through 5 years	6	—	5	—
After 5 years through 15 years	7	—	9	—
Subtotal fixed – amortizing advances	33	—	47	—
Adjustable and variable:
Within 1 year	8,094	18	8,375	13
After 1 year through 3 years	5	—	—	—
Subtotal adjustable and variable rate advances	8,099	18	8,375	13
Adjustable – callable at borrower’s option:
Within 1 year	400	1	3,000	5
After 1 year through 3 years	2,000	4	—	—
Subtotal adjustable – callable at borrower’s option advances	2,400	5	3,000	5
Overdrawn and overnight deposit accounts	—	—	2	—
Total par value	$45,818	100%	$61,710	100%
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
MBS Investments – The Bank’s MBS portfolio was $15.3 billion at both December 31, 2024 and 2023. During 2024, the Bank’s MBS portfolio was flat as a result of $952 million in purchases and a $129 million increase in the fair values of MBS investments classified as AFS, partially offset by a $304 million decrease in basis adjustments and $722 million in principal repayments. Average MBS investments were $15.3 billion in 2024, an increase of $2.8 billion from $12.5 billion in 2023. For a discussion of the composition of the Bank’s MBS portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”
Interest rate payment terms for MBS classified as AFS and HTM at December 31, 2024 and 2023, are shown in the following table:

(In millions)	2024	2023
Amortized cost of AFS securities:
Fixed rate	$13,069	$12,797
Adjustable rate	699	778
Total AFS securities	$13,768	$13,575
Amortized cost of HTM securities:
Fixed rate	$149	$202
Adjustable rate	1,340	1,645
Total HTM securities	$1,489	$1,847
Mortgage Loans - Mortgage loan balances were $693 million at December 31, 2024, a decrease of $61 million from $754 million at December 31, 2023. Average mortgage loans were $725 million in 2024, a decrease of $61 million from $786 million in 2023.
Mortgage loan balances by contractual maturity at December 31, 2024, were as follows:

(In millions)	2024
Within 1 year	$26
After 1 year through 5 years	111
After 5 years through 15 years	268
Thereafter	253
Total unpaid principal balance	$658
For more information on the Bank’s mortgage loan portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies,” “Item 8. Financial Statements and Supplementary Data – Note 6 – Mortgage Loans Held for Portfolio,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk.”
For information on the Bank’s management of interest rate risk and market risk related to the mortgage-related products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”
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

Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and may be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives.
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
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ credit needs, and to pay operating expenditures as they come due. At December 31, 2024, the Bank’s contractual obligations on operating leases were $48 million due through 2029 and $14 million due thereafter.
The Bank maintains contingency funding plans to help its obligations and member credit needs in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.” Additional information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” and “Note 15 – Commitments and Contingencies.”
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
On April 11, 2024, the Bank submitted to the Finance Agency an application of proposed amendments to its capital plan. On September 4, 2024, the Finance Agency issued its approval of the application of proposed amendments. The amendments to the Bank's capital plan, which became effective on November 15, 2024, primarily provide the Bank’s Board the option to establish two subclasses of stock for the potential purpose of enabling the declaration of different dividend rates on Membership and Activity stock. The Bank is still assessing the potential establishment of two subclasses of stock and has made no determination at this time. Without further action by the Board, there is no impact on member stock holdings or stock purchase requirements resulting from the amendments to the capital plan.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2024 and 2023, the Bank complied with this capital guidance.
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2024 and 2023. The Bank’s risk-based capital requirement decreased to $1.1 billion at December 31, 2024, from $1.2 billion at December 31, 2023.

Regulatory Capital Requirements

	2024		2023
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,058	$7,272	$1,210	$7,446
Total regulatory capital	$3,269	$7,272	$3,713	$7,446
Total regulatory capital ratio	4.00%	8.90%	4.00%	8.02%
Leverage capital	$4,087	$10,908	$4,641	$11,169
Leverage ratio	5.00%	13.35%	5.00%	12.03%
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
The Bank has a high concentration of advances with certain institutions and their affiliates. Advances outstanding to the Bank’s top 10 borrowers and their affiliates decreased by $14.5 billion to $29.3 billion, or 64% of total advances outstanding, at December 31, 2024, from $43.8 billion, or 71% of total advances outstanding, at December 31, 2023. The Bank held a security interest in collateral from each of its top 10 advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on the advances of its top 10 advances borrowers and their affiliates.
Several of the Bank’s top 10 advance borrowers and their affiliates at yearend 2022 have been acquired by nonmember institutions or were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023 . The loss of advances outstanding to these borrowers is likely to have an adverse impact on the Bank’s advance balances, and, over time, its financial performance. As of December 31, 2024 and 2023, nonmembers accounted for $12.1 billion, or 27%, and $26.0 billion, or 42%, of total advances outstanding, respectively. Nonmembers accounted for $805 million, or 29%, of the Bank’s interest income from advances for 2024. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances, the level of advances and their associated net interest income in the future will be determined by member business, which will be subject to a number of factors including, but not limited to, a member’s ability to generate new business to seek new advances, consolidation within the banking industry, and the economy in general. JPMorgan was the Bank’s largest nonmember borrower as of December 31, 2024. As of December 31, 2024 and 2023, JPMorgan, as a nonmember, had $9.3 billion and $23.8 billion of advances outstanding from the Bank, respectively, assumed from First Republic Bank, that represented approximately 20% and 39% of the Bank's total advances outstanding December 31, 2024 and 2023, respectively. Additionally, at December 31, 2024 and 2023, JPMorgan, as a nonmember, had $49 million and $68 million, respectively, in letters of credit outstanding from the Bank, assumed from First Republic Bank. At December 31, 2024 and 2023, JPMorgan, as a nonmember, held $252 million and $643 million of the Bank’s capital stock, respectively.

See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information on the concentration in advances.
MPF Program. As of December 31, 2024, Fremont Bank represented $225 million of the outstanding mortgage loan balance, or 34% of the Bank’s total outstanding mortgage loan balance. As of December 31, 2023, Fremont Bank represented $243 million of the outstanding mortgage loan balance, or 34% of the Bank’s total outstanding mortgage loan balance. No other institution represented 20% or more of the Bank's total outstanding mortgage loans at December 31, 2024 and 2023.
Capital Stock. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2024. JPMorgan Chase, National Association, a nonmember, held $643 million, or 20% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2023.
Derivative Counterparties. The Bank currently utilizes an approved clearing house, LCH Ltd, and the Bank currently has two approved clearing agents. The Bank monitors the clearing agents through its unsecured credit system. The clearing agents are approved by the Bank’s Credit Committee. The clearing agents also have approved counterparty trading limits with the Bank, subjecting them to annual credit reviews and on-going credit quality surveillance by the Bank’s Credit Department. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2024.

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
As of December 31, 2024 and 2023, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over ten days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2024 and 2023, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the years ended December 31, 2024 and 2023.
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
The Housing Act defines community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period below a defined threshold, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2024 was $1.5 billion.
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
The Bank had a long-term funding arrangement with a member borrower that was terminated during the first quarter of 2024.
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of December 31, 2024 and 2023.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

December 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$5,719	$5,877
11% – 25%	6	10,362	12,103
26% – 50%	23	19,877	35,439
More than 50%	162	29,396	137,135
Total	201	$65,354	$190,554

December 31, 2023
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$28,055	$29,699
11% – 25%	8	3,565	4,203
26% – 50%	24	14,557	25,969
More than 50%	180	34,991	163,199
Total	218	$81,168	$223,070
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of December 31, 2024. The Bank has never experienced any credit losses on advances.
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
As of December 31, 2024, of the loan collateral pledged to the Bank, 20% was pledged by 23 institutions by specific identification, 45% was pledged by 117 institutions under a blanket lien with detailed reporting, and 35%

was pledged by 139 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the institution and the types of collateral pledged.
As of December 31, 2024, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at December 31, 2024 and 2023.

Composition of Loan Collateral Pledged

(In millions)	2024		2023
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$130,538	$89,568	$162,389	$103,893
Second lien residential mortgage loans and home equity lines of credit	13,183	6,421	14,112	6,735
Multifamily mortgage loans	35,095	22,245	56,957	34,656
Commercial mortgage loans	71,907	45,632	83,713	50,891
Loan participations(1)	963	343	1,369	468
Small business, small farm, and small agribusiness loans	1,443	356	1,632	420
Total	$253,129	$164,565	$320,172	$197,063
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At December 31, 2024 and 2023, the unpaid principal balance of these loans totaled $5.5 billion and $3.7 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At December 31, 2024 and 2023, the borrowing capacity of these loans totaled $3.9 billion and $2.1 billion, respectively.
MPF Program. The Bank and any participating financial institution share in the credit risk of the mortgage loans sold to the Bank by that institution under the MPF Traditional product as specified in a master agreement. After June 30, 2021, the Bank no longer directly purchases, or facilitates the purchase of, mortgage loans from its members.

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
Delinquencies amounted to 3.89% of the total mortgage loans in the Bank’s portfolio as of December 31, 2024, and 3.30% of the total mortgage loans in the Bank’s portfolio as of December 31, 2023.
The following table presents risk elements and credit ratios for the Bank’s mortgage loans at December 31, 2024 and 2023. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2024 and 2023.

Unpaid Principal Balance (Dollars in millions)	2024	2023
Average loans outstanding during the period	$688	$746
Mortgage loans held for portfolio	$658	$716
Nonaccrual loans	$16	$15
Allowance for credit losses on mortgage loans held for portfolio	$1	$1

Ratio of net charge-offs to average loans outstanding during the period	0.01%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.13%	0.13%
Ratio of nonaccrual loans to mortgage loans held for portfolio	2.42%	2.12%
Ratio of allowance for credit losses to nonaccrual loans	5.43%	6.18%
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
The following table presents the Bank’s investment credit exposure at December 31, 2024, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$6,510	$—	$—	$—	$—	$6,510
MBS:
Other U.S. obligations – single-family	—	29	—	—	—	—	29
MBS – GSEs:
GSEs – single-family(2)	4	488	2	—	1	—	495
GSEs – multifamily	—	13,709	—	—	—	—	13,709
Total MBS – GSEs	4	14,197	2	—	1	—	14,204
PLRMBS	—	15	21	30	519	473	1,058
Total MBS	4	14,241	23	30	520	473	15,291
Total securities	4	20,751	23	30	520	473	21,801
Interest-bearing deposits	—	546	3,219	—	—	—	3,765
Securities purchased under agreements to resell(3)	—	5,500	—	—	—	2,250	7,750
Federal funds sold	—	895	750	—	—	—	1,645
Total investments	$4	$27,692	$3,992	$30	$520	$2,723	$34,961
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at December 31, 2024, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
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
The following table presents the unsecured credit exposure with counterparties by investment type at December 31, 2024 and 2023.

	Carrying Value(1)
(In millions)	2024	2023
Interest-bearing deposits	$3,765	$2,922
Federal funds sold	1,645	3,861
Total	$5,410	$6,783
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2024 and 2023.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2024, 30% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2024, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$546	$2,869	$3,415
U.S. subsidiaries of foreign commercial banks	—	350	350
Total domestic and U.S. subsidiaries of foreign commercial banks	546	3,219	3,765
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Finland	400	—	400
Netherlands	—	750	750
Total U.S. branches and agency offices of foreign commercial banks	895	750	1,645
Total unsecured credit exposure	$1,441	$3,969	$5,410
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2024.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2024. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2024, the Bank’s MBS portfolio was 219% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
At December 31, 2024, PLRMBS representing 6% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers with credit scores that are high enough to qualify for a prime mortgage loan, but the loans may not meet standard underwriting guidelines for documentation requirements, property type, or loan-to-value ratios.
As of December 31, 2024, the Bank’s investment in MBS had gross unrealized losses totaling $51 million, $28 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to illiquidity in the MBS market and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2024, all of the gross unrealized losses on its agency MBS are temporary.
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

The following table presents the maturity (based on contractual final principal payment) and yield characteristics of the Bank’s investment portfolio as of December 31, 2024.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
AFS securities:
U.S. Treasury obligations	$3,183	$3,327	$—	$—	$6,510
MBS:
GSEs multifamily:
Freddie Mac	—	478	1,202	—	1,680
Fannie Mae	—	4,206	6,933	26	11,165
Subtotal GSEs multifamily	—	4,684	8,135	26	12,845
PLRMBS	—	—	21	936	957
Total AFS securities	$3,183	$8,011	$8,156	$962	$20,312
Yield on AFS securities(1)	1.70%	3.47%	4.13%	9.57%	3.75%
HTM securities:
MBS:
Other U.S. obligations – single-family – Ginnie Mae	$—	$—	$—	$29	$29
GSEs single-family:
Freddie Mac	—	—	—	88	88
Fannie Mae	—	—	22	385	407
Subtotal GSEs single-family	—	—	22	473	495
GSEs multifamily:
Freddie Mac	—	392	—	—	392
Fannie Mae	—	472	—	—	472
Subtotal GSEs multifamily	—	864	—	—	864
PLRMBS	—	5	84	12	101
Total HTM securities	$—	$869	$106	$514	$1,489
Yield on HTM securities(1)	—%	5.21%	5.55%	4.95%	5.14%
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
All uncleared derivative transactions entered into by the Bank are fully collateralized and subject to a minimum transfer amount, in accordance with variation margin requirements issued by the U.S. Federal bank regulatory agencies and the U.S. Commodity Futures Trading Commission.
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
As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2024.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2024.
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

The following table presents the Bank’s credit exposure to its derivative dealer counterparties as of December 31, 2024.

December 31, 2024
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$594	$38	$(38)	$—	$—
A	6,536	363	(362)	—	1
Cleared derivatives(2)	62,056	16	13	504	533
Total derivative positions with credit exposure to nonmember counterparties	69,186	$417	$(387)	$504	$534
Derivative positions without credit exposure	20,690
Total notional	$89,876
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at December 31, 2024 and 2023.
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) is no worse than a 3.0% change in the estimated market value of capital. In addition, the risk limits for the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case is no worse than 4.0% of the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of December 31, 2024.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of December 31, 2024 and 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	2024	2023
+200 basis-point change	–2.4%	–2.3%
+100 basis-point change	–1.2	–1.1
–100 basis-point change(2)	+1.2	+1.0
–200 basis-point change(2)	+2.3	+1.8
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2024, are comparable with the estimates as of December 31, 2023. Compared to December 31, 2023, interest rates as of December 31, 2024, have decreased 114 basis points for the one-month Treasury bill, increased 56 basis points for the five-year Treasury note, and increased 72 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 264% as of December 31, 2024.
Net Interest Income as a Percent of Capital – The Bank assesses the impact of interest rate changes on its projected earnings by monitoring its adjusted net interest income as a percent of capital. Adjusted net interest income includes interest income and expense associated with net settlements from economic hedges, excludes interest income and expense associated with changes in fair value for instruments designated as fair value hedges, and excludes interest expense related to mandatorily redeemable capital stock.
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
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis and does not have a risk limit. In 2024 and 2023, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	2024		2023
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$81,735	2.1	$92,828	1.8
Liabilities	74,731	0.9	86,160	0.8
Net	$7,004	1.2	$6,668	1.0
(1)Duration gap values include the impact of interest rate exchange agreements.
The Bank manages the performance and interest rate risks of the advances-related products and mortgage-related products within prescribed guidelines and policy limits.
Advances-Related Products – Interest rate risk arises from the advances-related products primarily through the use of shareholder-contributed capital and retained earnings to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are simultaneously hedged with an interest rate swap with terms to offset the advance. The interest rate swap generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.
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
Mortgage-Related Products – The Bank’s mortgage assets include MBS, most of which are classified as HTM or AFS, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related products because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the effect of mortgage prepayments.
The Bank manages the interest rate risk and market risk of the mortgage-related products through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at December 31, 2024, was $16.0 billion, including $15.3 billion in MBS and $694 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2023, was $16.1 billion, including $15.3 billion in MBS and $755 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $14.9 billion, or 93%, of MBS and mortgage loans at December 31, 2024, and $14.9 billion, or 92%, of MBS and mortgage loans at December 31, 2023. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.1 billion, or 7%, of MBS and mortgage loans, at December 31, 2024, and $1.2 billion, or 8%, of MBS and mortgage loans at December 31, 2023.
The estimated market risk of the mortgage-related products is managed both at the time an asset is purchased and on an ongoing basis for the total portfolio. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated market value sensitivity, taking into consideration the estimated mortgage prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.
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
As discussed above in “Market Risk – Market Value of Capital Sensitivity,” the Bank uses market value of capital sensitivity as a primary market value metric for measuring the Bank’s exposure to interest rates. The Bank’s interest rate risk limits and guidelines for the mortgage-related products address the market value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related products.
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related products as of December 31, 2024 and 2023.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Products for Various Changes in Interest Rates

Interest Rate Scenario(1)	2024	2023
+200 basis-point change	–0.6%	–0.3%
+100 basis-point change	–0.3	–0.1
–100 basis-point change(2)	+0.2	+0.1
–200 basis-point change(2)	+0.5	0.0
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2024, are comparable with the estimates as of December 31, 2023.
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
The Bank uses interest rate exchange agreements to implement the following hedging strategies for addressing market risk:
•To convert fixed rate advances and consolidated obligations to adjustable rate structures, which reduces the Bank’s exposure to fixed interest rates.
•To reduce the interest rate sensitivity and modify the repricing frequency of assets and liabilities.

•To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.
•To offset an embedded option in advances and consolidated obligations.
The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2024 and 2023.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2024	2023
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$24,307	$37,696
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,585	1,710
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	2,014	4,217
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	5,269	1,902
Subtotal Economic Hedges(1)			8,868	7,829
Total			33,175	45,525
Hedged Item: Non-Callable Bonds
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Fair Value Hedge	5,893	11,013
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	—	565
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to an adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	285	225
Subtotal Economic Hedges(1)			285	790
Total			6,178	11,803
Hedged Item: Callable Bonds
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	15,885	23,699
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	590	655
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	165	408
Subtotal Economic Hedges(1)			755	1,063
Total			16,640	24,762
Hedged Item: Discount Notes
Receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Fair Value Hedge	9,786	—
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	50	50
Receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	2,735	15,174
Subtotal Economic Hedges(1)			2,785	15,224
Total			12,571	15,224

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2024	2023
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	20,134	17,680
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	1,178	2,443
Total Notional Amount			$89,876	$117,437
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
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in these judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although the Bank believes these judgments, estimates, and assumptions to be reasonably accurate based on historical experience and other relevant factors, actual results may differ.
The Bank has identified accounting for derivatives and hedging activities as a critical accounting estimate because it requires management to make subjective or complex judgments about matters, including forward interest rate assumptions, that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The complexity of derivatives accounting, particularly the assessment of hedge effectiveness and fair value measurement, require careful judgment and can significantly impact the Bank's financial reporting.
This policy and the judgments, estimates, and assumptions are also described in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”

Derivatives and Hedging Activities
Accounting for derivatives and hedging activities includes the following assumptions and estimates by the Bank: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the estimated effectiveness of the hedging relationship, and (iv) estimating the fair value of the derivatives. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under the requirements of U.S. GAAP and the estimation of fair value of the derivatives, which have a significant impact on the actual results being reported.
Fair Value. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
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
Sensitivity. To assess potential fair value accounting sensitivity related to hedging activities on GAAP net income, the Bank performs sensitivity analyses. At December 31, 2024, the fair value of the Bank’s hedge relationships were most sensitive to interest rates and funding spreads:
•The Bank estimated that an instantaneous parallel decrease of 100 basis points in interest rates and an improvement of 20 basis points in funding spreads would result in a combined increase of approximately $27 million in the fair value of derivatives and associated hedged items;
•The Bank estimated that an instantaneous parallel increase of 100 basis points in interest rates and a deterioration of 20 basis points in funding spreads would result in a combined decrease of approximately $28 million in the fair value of derivatives and associated hedged items.
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
Legislative and Regulatory Developments
Certain significant legislative and regulatory actions and developments are summarized in this section.
Certain early actions by the new federal executive administration suggest the Bank’s regulatory environment is changing. For example, on January 20, 2025, the administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on the Bank and the FHLBank System.
Finance Agency’s Review and Analysis of the FHLBank System
On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to:
•update and clarify its regulatory statement of the FHLBanks' mission;
•clarify the FHLBanks' liquidity role;
•expand the FHLBanks' housing and community development focus; and
•promote the FHLBanks' operational efficiency.
The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.
Given the current regulatory environment, the Bank is not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of any such actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System of any such actions. For further discussion of the related risks, see “Item 1A. Risk factors – Regulatory Risks.”
Agreements Regarding the Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises)
The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises. Under applicable law, the Bank is permitted to invest in Enterprise unsecured debt in an amount of up to 100% of its regulatory capital, which consists of Class B stock, retained earnings, and mandatorily redeemable capital stock. However, the amount of such debt in which the Bank is permitted to invest could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises’ conservatorships. Further, the resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, the Bank’s opportunities to purchase mortgage loans or the profitability from its investments in mortgage loans could be reduced. In addition, the resolution of the Enterprises’ conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks, thereby resulting in less favorable debt funding costs for the Bank.
Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. The Bank has reviewed this rule and related advisory bulletins and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.
Advisory Bulletin on FHLBank Member Credit Risk Management
On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect, among other factors, a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies; processes for coordination with members’ prudential regulators; and management policies addressing default, failure, and insolvency situations. The Bank has reviewed this advisory bulletin and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.
Advisory Bulletin Federal Home Loan Bank System Climate-Related Risk Management and California Climate Disclosure Laws
On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the Bank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.
In 2023, the state of California passed several climate-related disclosure laws, including the California Climate Corporate Data Accountability Act and the California Greenhouse Gases: Climate-Related Financial Risk Act, which among other things, require specific disclosures on greenhouse gas emissions created by an organization, as well as disclosures around climate-related risks and the associated response to those risks, for any entity doing business in California with annual revenues in excess of certain thresholds. Implementation for certain aspects is expected to be required beginning in 2026 (for fiscal year 2025), following adoption of enacting regulations by the applicable state regulator.
The Bank continues to monitor developments relevant to these and other climate-related disclosure laws and regulations, including the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. The Bank has reviewed this advisory bulletin and the other climate-related laws and regulations and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.
Proposed Rule on FHLBank System Boards of Directors and Executive Management
On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.
Several of the proposed revisions could result in significant changes to the nomination, election, and retention of the Bank’s board of directors. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to consider the effects that the proposed rule could have on it.
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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2024, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income/(loss), of capital accounts, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest Rate-Related Derivatives and Hedged Items
As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest rate risks. The total notional amount of derivatives as of December 31, 2024, was $90 billion, of which 85% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024, was $30 million and $8 million, respectively. The fair values of interest rate-related derivatives and hedged items are estimated using internally developed discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 6, 2025
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions-except par value)	December 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$2	$5
Interest-bearing deposits	3,765	2,922
Securities purchased under agreements to resell	7,750	3,650
Federal funds sold	1,645	3,861
Available-for-sale (AFS) securities, net of allowance for credit losses of $30 and $31, respectively (amortized cost of $20,274 and $18,105, respectively)(a)	20,312	18,014
Held-to-maturity (HTM) securities (fair values of $1,469 and $1,818, respectively)	1,489	1,847
Advances (includes $5,286 and $1,898 at fair value under the fair value option, respectively)	45,637	61,335
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	693	754
Accrued interest receivable	181	184
Derivative assets, net	30	16
Other assets	231	240
Total Assets	$81,735	$92,828
Liabilities:
Deposits	$1,061	$962
Consolidated obligations:
Bonds (includes $436 and $604 at fair value under the fair value option, respectively)	58,174	64,297
Discount notes	14,378	19,187
Total consolidated obligations	72,552	83,484
Mandatorily redeemable capital stock	331	706
Accrued interest payable	412	520
Affordable Housing Program (AHP) payable	140	133
Derivative liabilities, net	8	2
Other liabilities	227	353
Total Liabilities	74,731	86,160
Commitments and Contingencies (Note 15)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
25 shares and 25 shares, respectively	2,458	2,450
Unrestricted retained earnings	3,668	3,475
Restricted retained earnings	815	815
Total Retained Earnings	4,483	4,290
Accumulated other comprehensive income/(loss) (AOCI)	63	(72)
Total Capital	7,004	6,668
Total Liabilities and Capital	$81,735	$92,828
(a)    At December 31, 2024 and 2023, $504 million and $771 million, respectively, of these securities were pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Interest Income:
Advances	$2,767	$3,999	$1,226
Interest-bearing deposits	226	222	55
Securities purchased under agreements to resell	66	280	117
Federal funds sold	268	499	214
AFS securities	1,186	921	408
HTM securities	92	100	56
Mortgage loans held for portfolio	22	26	46
Total Interest Income	4,627	6,047	2,122
Interest Expense:
Consolidated obligations:
Bonds	3,143	3,901	715
Discount notes	767	1,249	821
Deposits	72	64	18
Borrowings from other FHLBanks	—	2	1
Mandatorily redeemable capital stock	65	32	—
Total Interest Expense	4,047	5,248	1,555
Net Interest Income	580	799	567
Provision for/(reversal of) credit losses	—	4	15
Net Interest Income After Provision for/(Reversal of) Credit Losses	580	795	552
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(12)	(1)	(65)
Net gain/(loss) on derivatives	53	(25)	(9)
Private-label residential mortgage-backed securities (PLRMBS) trust settlement	—	—	28
Standby letters of credit fees	19	20	17
Termination of long-term funding arrangement	30	—	—
Other, net	3	13	(2)
Total Other Income/(Loss)	93	7	(31)
Other Expense:
Compensation and benefits	106	104	93
Other operating expense	59	64	56
Federal Housing Finance Agency	9	9	7
Office of Finance	6	7	6
Voluntary housing and community investment contributions	41	16	3
Other, net	(2)	—	(3)
Total Other Expense	219	200	162
Income/(Loss) Before Assessment	454	602	359
AHP assessment	52	63	36
Net Income/(Loss)	$402	$539	$323
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net Income/(Loss)	$402	$539	$323
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	129	(47)	(354)
Net change in pension and postretirement benefits	6	4	(6)
Total other comprehensive income/(loss)	135	(43)	(360)
Total Comprehensive Income/(Loss)	$537	$496	$(37)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2021	21	$2,061	$708	$3,124	$3,832	$331	$6,224
Comprehensive income/(loss)			40	283	323	(360)	(37)
Issuance of capital stock	68	6,740					6,740
Repurchase of capital stock	(50)	(4,997)					(4,997)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(46)					(46)
Transfers from restricted retained earnings			(16)	16	—		—
Cash dividends paid on capital stock				(161)	(161)		(161)
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			83	456	539	(43)	496
Issuance of capital stock	32	3,161					3,161
Repurchase of capital stock	(32)	(3,217)					(3,217)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,252)					(1,252)
Cash dividends paid on capital stock				(243)	(243)		(243)
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	402	402	135	537
Issuance of capital stock	17	1,720					1,720
Repurchase of capital stock	(17)	(1,676)					(1,676)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(36)					(36)
Cash dividends paid on capital stock				(209)	(209)		(209)
Balance, December 31, 2024	25	$2,458	$815	$3,668	$4,483	$63	$7,004
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities:
Net Income/(Loss)	$402	$539	$323
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	(2)	21	270
Provision for/(reversal of) credit losses	—	4	15
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	12	1	65
Change in net derivatives and hedging activities	(52)	(652)	1,302
PLRMBS trust settlement	—	—	(28)
Other adjustments, net	6	5	6
Net change in:
Accrued interest receivable	(10)	127	(272)
Other assets	(5)	(43)	27
Accrued interest payable	(109)	188	302
Other liabilities	6	56	(33)
PLRMBS contingent liability	—	—	(41)
Total adjustments	(154)	(293)	1,613
Net cash provided by/(used in) operating activities	248	246	1,936
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(701)	1,096	(3,167)
Securities purchased under agreements to resell	(4,100)	3,350	8,500
Federal funds sold	2,216	858	629
Trading securities:
Proceeds from maturities and paydowns	—	1	251
AFS securities:
Proceeds from sales	—	—	28
Proceeds from maturities and paydowns	516	260	1,270
Purchases	(2,957)	(5,152)	(5,159)
HTM securities:
Proceeds from maturities and paydowns	359	332	1,015
Advances:
Repaid	883,175	1,368,658	1,704,744
Originated	(867,282)	(1,340,253)	(1,778,003)
Mortgage loans held for portfolio:
Principal collected	58	59	179
Other investing activities, net	—	(2)	(2)
Net cash provided by/(used in) investing activities	11,284	29,207	(69,715)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	203	26	412
Net proceeds/(payments) on derivative contracts with financing elements	20	20	(10)
Net proceeds from issuance of consolidated obligations:
Bonds	55,714	85,638	70,127
Discount notes	71,409	128,658	216,863
Payments for matured and retired consolidated obligations:
Bonds	(62,141)	(97,575)	(16,086)
Discount notes	(76,164)	(145,374)	(205,111)
Proceeds from issuance of capital stock	1,720	3,161	6,740
Payments for repurchase/redemption of mandatorily redeemable capital stock	(411)	(551)	(44)
Payments for repurchase of capital stock	(1,676)	(3,217)	(4,997)
Cash dividends paid	(209)	(243)	(161)
Net cash provided by/(used in) financing activities	(11,535)	(29,457)	67,733
Net increase/(decrease) in cash and due from banks	(3)	(4)	(46)
Cash and due from banks at beginning of the period	5	9	55
Cash and due from banks at end of the period	$2	$5	$9
Supplemental Disclosures:
Interest paid	$4,164	$5,307	$1,078
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	—	2	17
Transfers of capital stock to mandatorily redeemable capital stock	36	1,252	46
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 1 — Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates is the accounting for derivatives and hedging activities. Actual results could differ significantly from these estimates.
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
To determine whether an allowance for credit loss is necessary on PLRMBS, the Bank uses cash flow analyses.
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
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) relate to PLRMBS. On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. As the Bank does not have the power to significantly affect the economic performance of these investments, the Bank determined that it is not a primary beneficiary of any of these VIEs and concluded that consolidation accounting is not required as of December 31, 2024. In addition, the Bank does not design, sponsor, transfer, service, or provide credit liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
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
Mortgage Loans Held for Portfolio. Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased from members, for its own portfolio, conventional conforming fixed rate mortgage loans under the MPF Traditional product. After June 30, 2021, the Bank no longer directly purchases, or facilitates the purchase of, mortgage loans from our members.
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
When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection. All loan modifications are evaluated to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan.
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
Changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the value of the economically hedged assets, liabilities, or firm commitments. Changes in the fair value of these non-qualifying hedges are recorded in other income/(loss) as “Net gain/(loss) on derivatives.” In addition, the net interest settlements associated with these non-qualifying hedges are recorded in other income/(loss) as “Net gain/(loss) on derivatives.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.
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
Premises, Software, and Equipment. Premises, software, and equipment are included in other assets on the Statements of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2024 and 2023, premises, software, and equipment were $22 million and $26 million, respectively, which was net of accumulated depreciation and amortization of $81 million and $76 million, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $5 million for 2024, $5 million for 2023, and $6 million for 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Note 15 – Commitments and Contingencies.” In connection with each issuance of consolidated obligations, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
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
Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations
Mandatorily Redeemable Capital Stock. The Bank reclassifies the capital stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 11 – Capital for more information.
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
Termination of Long-Term Funding Arrangement. The Bank recognized $30 million as income in 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017.

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
Voluntary Housing and Community Investment Contributions. The Bank's voluntary contributions to Affordable Housing Program (AHP) and certain other housing and community investment initiatives are recorded in a separate line within Other Expense on the Statements of Income. Voluntary AHP is expensed when the Bank's board of directors approves the irrevocable terms of the award, and the likelihood of award is probable and the amount is estimable. Other voluntary housing and community investment initiatives consist of voluntary grants and contributions. These voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give.
Affordable Housing Program Assessment. As more fully discussed in Note 9 – Affordable Housing Program, the FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or below-market interest rate advances.
Segment Reporting. The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment.
The Bank’s primary business is providing advances to its members and certain qualifying housing associates. In addition, the Bank maintains a portfolio of investments and mortgage loans. The primary source of funding is the sale of FHLBank System consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank’s net income is primarily attributable to the difference between the interest income earned on advances and investments, and the interest expense paid on consolidated obligations. The Bank manages risk and monitors financial performance across the entire balance sheet. As such, the Bank’s quantitative disclosures related to its segment are disclosed within the Statements of Income and Statements of Condition.
The chief operating decision maker (CODM) is the interim president and chief executive officer. The CODM assesses performance and allocation of resources primarily based on net interest income derived from total assets and total liabilities as reported in the Statements of Condition, and net income as reported in the Bank’s Statements of Income. These measures are used for benchmarking and budget analysis. Other items, including significant expenses, such as compensation and benefits, other operating expense, and voluntary housing and community investment contributions, reported to the CODM include those reported in the Bank’s Statements of Income and notes to the financial statements.
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
		This guidance became effective for the Bank for the annual period ended December 31, 2024, and for interim and annual periods thereafter.	The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows, and did not have a material effect on the Bank’s disclosures.
Disaggregation of Income Statement Expenses (ASU 2024-03)	This update requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis.	This guidance becomes effective for the Bank for the annual period ending December 31, 2027, and for interim and annual periods thereafter. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The adoption of this guidance may affect the Bank’s disclosures but it will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.
Cash and due from banks includes certain compensating balances, where the Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $7 million for 2024 and $10 million for 2023.
Note 4 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2024 and 2023, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2024 and 2023. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $15 million and a de minimis amount, respectively, as of December 31, 2024, and $16 million and $2 million, respectively, as of December 31, 2023.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2024 and 2023. The carrying value of securities purchased under agreements to resell excludes $1 million and $2 million of accrued interest receivable as of December 31, 2024 and 2023, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of December 31, 2024 and 2023, were as follows:

December 31, 2024
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,506	$—	$4	$—	$6,510
MBS:
Government Sponsored Enterprises (GSEs) – multifamily	12,790	—	62	(7)	12,845
PLRMBS	978	(30)	31	(22)	957
Total MBS	13,768	(30)	93	(29)	13,802
Total	$20,274	$(30)	$97	$(29)	$20,312

December 31, 2023
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,530	$—	$4	$—	$4,534
MBS:
GSEs – multifamily	12,500	—	4	(83)	12,421
PLRMBS	1,075	(31)	35	(20)	1,059
Total MBS	13,575	(31)	39	(103)	13,480
Total	$18,105	$(31)	$43	$(103)	$18,014
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $92 million and $68 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $51 million, discounts of $175 million, and previous credit losses related to the prior methodology of evaluating credit losses of $293 million for PLRMBS. At December 31, 2023, the amortized cost of the Bank’s MBS classified as AFS included premiums of $58 million, discounts of $191 million, and previous credit losses related to the prior methodology of evaluating credit losses of $312 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of December 31, 2024 and 2023. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$1,350	$3	$668	$4	$2,018	$7
PLRMBS	62	3	244	19	306	22
Total	$1,412	$6	$912	$23	$2,324	$29

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$7,517	$45	$3,525	$38	$11,042	$83
PLRMBS	30	1	283	19	313	20
Total	$7,547	$46	$3,808	$57	$11,355	$103
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of December 31, 2024 and 2023, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$3,181	$3,183
Due after 1 year through 5 years	3,325	3,327
Total U.S. Treasury obligations	$6,506	$6,510
MBS	13,768	13,802
Total	$20,274	$20,312

December 31, 2023
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	4,385	4,389
Total U.S. Treasury obligations	4,530	4,534
MBS	13,575	13,480
Total	$18,105	$18,014

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2024
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$29	$—	$(1)	$28
MBS – GSEs:
MBS – GSEs – single-family	495	2	(13)	484
MBS – GSEs – multifamily	864	—	(2)	862
Subtotal MBS – GSEs	1,359	2	(15)	1,346
PLRMBS	101	—	(6)	95
Total	$1,489	$2	$(22)	$1,469

December 31, 2023
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$49	$—	$(1)	$48
MBS – GSEs:
MBS – GSEs – single-family	605	1	(16)	590
MBS – GSEs – multifamily	1,069	—	(5)	1,064
Subtotal MBS – GSEs	1,674	1	(21)	1,654
PLRMBS	124	—	(8)	116
Total	$1,847	$1	$(30)	$1,818
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $5 million and $6 million at December 31, 2024 and 2023, respectively.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
At December 31, 2024, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million. At December 31, 2023, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $3 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the years ended December 31, 2024, 2023, and 2022. The Bank recorded no allowance for credit losses associated with HTM securities during the years ended December 31, 2024, 2023, and 2022.

(In millions)	2024	2023	2022
Balance, beginning of the period	$31	$30	$17
(Charge-offs)/recoveries	(1)	(3)	(2)
Provision for/(reversal of) credit losses	—	4	15
Balance, end of the period	$30	$31	$30
To evaluate investment securities for expected credit loss at December 31, 2024 and 2023, the Bank employed the following methodologies, based on the type of security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2024 and 2023, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by a Nationally Recognized Statistical Rating Organization (NRSRO), based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.
At December 31, 2024 and 2023, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment defaults on the instruments; and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at December 31, 2024 and 2023.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2024 and 2023, approximately 3% and 4%, respectively, of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by an NRSRO; and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For information on the cash flow analyses, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of December 31, 2024, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 9.1%; default rates of 6.2%; and loss severities of 63.7%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.5% as of December 31, 2024. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.
In general, the Bank elects to transfer any PLRMBS that incurred a credit loss during the applicable period from the Bank’s HTM portfolio to its AFS portfolio at their fair values. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the year ended December 31, 2024. The Bank transferred PLRMBS from its HTM portfolio to its AFS portfolio with an amortized cost and fair value at the time of the transfer of $2 million during the year ended December 31, 2023, and with an amortized cost of $17 million and fair value of $20 million at the time of transfer during the year ended December 31, 2022.
For the Bank’s PLRMBS, the Bank recorded a de minimis provision for credit losses during the year ended December 31, 2024. The Bank recorded a provision for credit losses of $4 million during the year ended December 31, 2023. The provisions recorded in 2024 and 2023 were largely because of declines in the fair values on its PLRMBS, the present value of expected cash flows of certain PLRMBS, and decreased expectations of the performance of loan collateral underlying these securities. The Bank recorded a provision for credit losses of $15 million during the year ended December 31, 2022, largely because of declines in the fair values on its PLRMBS, the present value of expected cash flows of certain PLRMBS affected by higher interest rates, and decreased expectations of the performance of loan collateral underlying these securities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $12 million, $34 million, and $55 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 5 — Advances
The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and option features. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than one year to 15 years, with the interest rates resetting periodically at a fixed spread to a specified index.
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at December 31, 2024 and 2023.

(Dollars in millions)	2024		2023
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$—	—%	$2	5.15%
Within 1 year(2)	23,712	4.30	35,241	4.87
After 1 year through 2 years	11,067	3.81	12,532	3.88
After 2 years through 3 years	4,526	3.97	6,437	3.23
After 3 years through 4 years	3,264	4.13	2,548	3.62
After 4 years through 5 years	865	3.76	3,660	4.07
After 5 years	2,384	3.68	1,290	3.71
Total par value	45,818	4.09%	61,710	4.38%
Valuation adjustments for hedging activities	(198)		(371)
Valuation adjustments under fair value option	17		(4)
Total	$45,637		$61,335
(1)Carrying amounts exclude accrued interest receivable of $63 million and $85 million at December 31, 2024 and 2023, respectively.
(2)Advances outstanding with redemption terms within three months totaled $15.1 billion and $16.8 billion at December 31, 2024 and 2023, respectively.
All of the Bank’s advances are prepayable at the borrower’s option. However, when advances are prepaid, the borrower is charged a prepayment fee intended to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its maturity date, which is required by Finance Agency regulations. In addition, for certain advances with full or partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank no longer offers advances with partial prepayment symmetry. The Bank had advances with full prepayment symmetry outstanding totaling $29.4 billion at December 31, 2024, and $39.8 billion at December 31, 2023. The Bank had advances with partial prepayment symmetry outstanding totaling $142 million at December 31, 2024, and $209 million at December 31, 2023. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $2.7 billion at December 31, 2024, and $3.3 billion at December 31, 2023.
The Bank had putable advances totaling $4.6 billion at December 31, 2024, and $1.4 billion at December 31, 2023. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase relative to contractual rates.
The following table summarizes advances at December 31, 2024 and 2023, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	2024	2023	2024	2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Within 1 year	26,023	35,561	27,676	36,115
After 1 year through 2 years	9,066	12,542	10,646	13,000
After 2 years through 3 years	4,526	6,437	3,487	6,149
After 3 years through 4 years	3,264	2,558	2,886	2,551
After 4 years through 5 years	855	3,660	398	2,917
After 5 years	2,084	950	725	976
Total par value	$45,818	$61,710	$45,818	$61,710
Concentration Risk. The following tables present the concentration in advances to the top 10 borrowers and their affiliates at December 31, 2024 and 2023. The tables also present the interest income from these advances before the impact of interest rate exchange agreements hedging these advances for the years ended December 31, 2024 and 2023.

December 31, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$9,315	20%	$731	33%
Western Alliance Bank	5,100	11	205	9
East West Bank	3,500	8	147	7
First Technology Federal Credit Union(3)	2,907	6	83	4
U.S. Bank, National Association(4)	2,050	5	47	2
SchoolsFirst Federal Credit Union	1,600	3	77	3
First Foundation Bank(5)	1,400	3	53	2
Bank of America California, National Association	1,150	3	72	3
Wescom Central Credit Union	1,140	3	52	2
Banc of California, National Association	1,100	2	24	1
Subtotal	29,262	64	1,491	66
Others	16,556	36	754	34
Total par value	$45,818	100%	$2,245	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$23,833	39%	$1,018	31%
Western Alliance Bank	6,200	10	199	6
City National Bank	3,000	5	353	11
First Technology Federal Credit Union(3)	2,414	4	132	4
U.S. Bank, National Association(4)	2,052	3	153	5
SchoolsFirst Federal Credit Union	1,823	3	48	1
Bank of America California, National Association	1,450	2	68	2
Luther Burbank Savings(3)(6)	1,152	2	44	1
Wells Fargo National Bank West	1,000	2	78	2
First Foundation Bank	900	1	46	1
Subtotal	43,824	71	2,139	64
Others	17,886	29	1,187	36
Total par value	$61,710	100%	$3,326	100%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(2)    A nonmember. On May 1, 2023, the California Department of Financial Protection and Innovation (DFPI) closed First Republic Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
(3)    An officer or director of the member was a Bank director during 2024 and 2023.
(4)    A nonmember. On December 1, 2022, U.S. Bancorp, a nonmember (the parent company of U.S. Bank, National Association), announced that it completed its acquisition of MUFG Union Bank, National Association.
(5)    An officer or director of the member was a Bank director during 2024.
(6)    On February 29, 2024, Washington Federal Bank, a nonmember, announced it completed its acquisition of Luther Burbank Savings. On the same date, Washington Federal Bank assumed all of the assets and liabilities of Luther Burbank Savings, including $1.2 billion in advances outstanding from the Bank. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss.
In addition, the Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada, in accordance with federal law and Finance Agency’s regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
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
The Bank has advances outstanding to former members and member successors, which are subject to the security terms above. The Bank requires each borrowing member to execute a written Advances and Security Agreement,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

which describes the lending relationship between the Bank and the borrower. At December 31, 2024 and 2023, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.
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
At December 31, 2024 and 2023, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2024, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2024 and 2023.
Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2024 and 2023, are detailed below:

(In millions)	2024	2023
Par value of advances:
Fixed rate:
Due within 1 year	$15,218	$23,866
Due after 1 year	20,101	26,467
Total fixed rate	35,319	50,333
Adjustable rate:
Due within 1 year	8,494	11,377
Due after 1 year	2,005	—
Total adjustable rate	10,499	11,377
Total par value	$45,818	$61,710

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the MPF program. The following table presents information as of December 31, 2024 and 2023, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	2024	2023
Fixed rate medium-term mortgage loans(1)	$10	$12
Fixed rate long-term mortgage loans(1)	648	704
Subtotal	658	716
Unamortized premiums	37	41
Unamortized discounts	(1)	(2)
Mortgage loans held for portfolio(2)	694	755
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$693	$754
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at December 31, 2024 and 2023.
Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2024 and 2023.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	2024	2023
30 – 59 days delinquent	$8	$5
60 – 89 days delinquent	2	4
90 days or more delinquent	17	16
Total past due	27	25
Total current loans	667	730
Total mortgage loans held for portfolio	$694	$755
In process of foreclosure, included above(2)	$1	$2
Nonaccrual loans(3)	$17	$16
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.48%	2.17%
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
(3)    At December 31, 2024 and 2023, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. At both December 31, 2024 and 2023, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries of allowance for credit losses on the mortgage loan portfolio were de minimis for the years ended December 31, 2024, 2023, and 2022.

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
Deposits outstanding as of December 31, 2024 and 2023, were as follows:

(In millions)	2024	2023
Demand and overnight interest-bearing deposits	$1,055	$957
Non-interest-bearing deposits	6	5
Total	$1,061	$962
Note 8 — Consolidated Obligations
General Terms. Consolidated obligation bonds are generally issued with either fixed rate payment terms or adjustable rate payment terms. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, such as call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2024 and 2023.

(Dollars in millions)	2024		2023
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$39,657	4.40%	$42,821	4.84%
After 1 year through 2 years	12,005	2.96	13,105	4.70
After 2 years through 3 years	1,920	2.62	5,938	1.34
After 3 years through 4 years	1,487	3.50	1,345	1.75
After 4 years through 5 years	2,706	4.35	942	2.98
After 5 years	777	2.76	826	2.35
Total par value	58,552	4.00%	64,977	4.37%
Unamortized discounts	(1)		(6)
Valuation adjustments for hedging activities	(363)		(645)
Fair value option valuation adjustments	(14)		(29)
Total	$58,174		$64,297
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
The Bank’s participation in consolidated obligation bonds at December 31, 2024 and 2023, was as follows:

(In millions)	2024	2023
Par value of consolidated obligation bonds:
Non-callable	$40,207	$38,945
Callable	18,345	26,032
Total par value	$58,552	$64,977
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2024 and 2023, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	2024	2023
Within 1 year	$49,795	$55,291
After 1 year through 2 years	7,608	9,160
After 2 years through 3 years	1,101	378
After 3 years through 4 years	12	100
After 4 years through 5 years	9	12
After 5 years	27	36
Total par value	$58,552	$64,977

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2024	$14,378	$14,460	4.41%
December 31, 2023	$19,187	$19,321	5.23%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at December 31, 2024 and 2023, are detailed in the following table.

(In millions)	2024	2023
Par value of consolidated obligation bonds:
Fixed rate	$23,410	$37,464
Adjustable rate	34,692	26,880
Step-up	450	633
Total consolidated obligation bonds, par value	$58,552	$64,977
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
The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 million for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2024, 2023, or 2022. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2024, 2023, or 2022.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s total AHP assessments are charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced.
The AHP liability was as follows:

(In millions)	2024	2023	2022
Balance, beginning of the period	$133	$111	$115
AHP assessments	52	63	36
AHP voluntary contributions	9	—	—
AHP grant payments	(54)	(41)	(40)
Balance, end of the period	$140	$133	$111
All subsidies were distributed in the form of direct grants in 2024, 2023, and 2022.
Voluntary contributions to support other housing and community investments (non-AHP) are recorded on the Combined Statements of Income. The following table presents a rollforward of the voluntary contribution liability balance (non-AHP):

(In millions)	2024	2023	2022
Balance, beginning of the period	$—	$—	$—
Voluntary housing and community investment contributions, net of AHP voluntary contributions	32	16	3
Voluntary housing and community investment payments	(32)	(16)	(3)
Balance, end of the period	$—	$—	$—
Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI for the years ended December 31, 2024, 2023, and 2022:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2021	$340	$(9)	$331
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(6)	(6)
Net change in fair value	(354)		(354)
Net current period other comprehensive income/(loss)	(354)	(6)	(360)
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		4	4
Net change in fair value	(47)		(47)
Net current period other comprehensive income/(loss)	(47)	4	(43)
Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		6	6
Net change in fair value	129		129
Net current period other comprehensive income/(loss)	129	6	135
Balance, December 31, 2024	$68	$(5)	$63

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 11 — Capital
Capital Requirements. The Bank issues a single class of capital stock, Class B stock, with a par value of $100 per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time (see “Excess Stock” below for more information). The Bank’s capital stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2024 and 2023, the Bank complied with this capital guidance.
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
As of December 31, 2024 and 2023, the Bank complied with these capital rules and requirements as shown in the following table.

	2024		2023
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,058	$7,272	$1,210	$7,446
Total regulatory capital	$3,269	$7,272	$3,713	$7,446
Total regulatory capital ratio	4.00%	8.90%	4.00%	8.02%
Leverage capital	$4,087	$10,908	$4,641	$11,169
Leverage ratio	5.00%	13.35%	5.00%	12.03%
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
The Bank had mandatorily redeemable capital stock totaling $331 million outstanding to seven institutions at December 31, 2024, and $706 million outstanding to six institutions at December 31, 2023. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the years ended December 31, 2024, 2023, and 2022, were as follows:

(In millions)	2024	2023	2022
Balance at the beginning of the period	$706	$5	$3
Reclassified from/(to) capital during the period	36	1,252	46
Repurchase/redemption	(411)	(551)	(44)
Balance at the end of the period	$331	$706	$5

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2024 and 2023.

(In millions)
Contractual Year of Redemption	2024	2023
Year 2	$1	$—
Year 3	3	1
Year 4	309	2
Year 5	18	702
Past contractual redemption date because of remaining activity(1)	—	1
Total	$331	$706
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
The Bank’s capital stock is putable by the shareholder. There are significant statutory and regulatory restrictions on redemption. These include:
•The Bank cannot redeem capital stock if the redemption would cause it to fail to meet minimum capital requirements for total capital, leverage capital, and risk-based capital. If the Bank fails to meet these requirements, all capital stock becomes nonredeemable.
•Redemption may also be prohibited if the Bank incurs, or is likely to incur, losses that would affect its ability to meet regulatory capital requirements, lead to negative retained earnings, or create an unsafe financial condition.
•The Bank’s board of directors may require additional capital stock purchases from members to meet statutory and regulatory capital requirements.
•If the Bank becomes insolvent, liquidated, or merged with another FHLBank, the redemption value will be determined in the liquidation or merger process. Shareholders will receive the par value of their capital stock and any retained earnings, subject to Finance Agency limitations. The Board will determine shareholder rights in a merger, in accordance with Finance Agency terms.
•The Bank cannot redeem capital stock if it has not fully paid the principal or interest on any consolidated obligations issued by the Office of Finance.
•Capital stock redemption is prohibited if the Bank fails to provide the required quarterly certification to the Finance Agency before declaring or paying dividends.
•Redemption may also be blocked if the Bank is unable to meet statutory or regulatory liquidity requirements or fulfill its obligations, or if it enters into an agreement with another FHLBank for financial assistance.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2025, the required level of retained earnings was increased from $1.4 billion to $1.6 billion attributable to higher non-MBS investment balances. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
In September 2023, the Board approved an updated Framework and dividend philosophy to reflect changes in the current interest rate environment and business conditions. The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s Board, which may choose to follow or not follow the dividend philosophy as guidance in the dividend declaration. The Board may also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $111 million, or 0.14% of total assets as of December 31, 2024. Excess stock totaled $118 million, or 0.13% of total assets as of December 31, 2023.
In 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $265 million, including $209 million in dividends on capital stock and $56 million in dividends on mandatorily redeemable capital stock. In 2023 and 2022, the Bank paid dividends on capital stock at an annualized rate of 7.49%, totaling $243 million, and 6.30%, totaling $161 million, respectively. The Bank paid $32 million and a de minimis amount of dividends on mandatorily redeemable capital stock in 2023 and 2022, respectively.
For the periods referenced above, the Bank paid dividends in cash. Dividends on capital stock are recognized as dividends on the Statements of Capital Accounts, and dividends on mandatorily redeemable capital stock are recognized as interest expense on the Statements of Income.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On February 19, 2025, the Bank’s board of directors declared a quarterly cash dividend on the capital stock outstanding during the fourth quarter of 2024 at an annualized rate of 8.75%, totaling $63 million. The Bank expects to pay the dividend on March 11, 2025.
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
The Bank is required to redeem any mandatorily redeemable capital stock that is in excess of a former member’s minimum stock requirement on or after the expiration of the five-year redemption date. During 2024, 2023, and 2022, the Bank redeemed a de minimis amount in mandatorily redeemable capital stock, for which the five-year redemption period had expired, at its $100 par value per share. The stock was redeemed on the scheduled redemption dates or, for stock that was not excess stock on its scheduled redemption date because of outstanding activity with the Bank, on the first available repurchase date after the stock was no longer required to support outstanding activity with the Bank.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2024. JPMorgan Chase, National Association, a nonmember, held $643 million, or 20% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2023.
On May 1, 2023, the California DFPI closed First Republic Bank and appointed the FDIC as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including the advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. Upon assumption of the advances outstanding by JPMorgan Chase, National Association, the Bank transferred $759 million of capital stock of the Bank, held by First Republic Bank, to JPMorgan Chase, National Association and reclassified that capital stock to mandatorily redeemable as a liability in the Bank’s Statements of Condition.

Note 12 — Employee Retirement Plans and Incentive Compensation Plans
Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2024 and 2023, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.

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
Amounts recognized in AOCI for the defined benefit Cash Balance Plan, the non-qualified defined benefit plans, and postretirement health benefit plan at December 31, 2024 and 2023, consist of:

	2024			2023
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan	Cash Balance Plan	Postretirement Health Benefit Plan
Net loss/(gain)	$8	$(2)	$(1)	$12	$(1)
The following table presents obligations and funded status of retirement plans at December 31, 2024 and 2023.

	2024			2023
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
Projected benefit obligation	$83	$15	$1	$80	$15	$1
Accumulated benefit obligation	83	14	1	80	15	1
Fair value of plan assets	101	—	—	96	—	—
Funded/(unfunded) status	18	(15)	(1)	16	(15)	(1)
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 5.25% for 2024 and 4.50% for 2023. The discount rate used to determine the benefit obligations for the postretirement health benefit plan was 5.50% for 2024 and 4.75% for 2023.
The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2024 and 2023, by asset category. See Note 14 – Fair Value for further information regarding the three levels of fair value measurement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2024				2023
(In millions)	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3	$1	$—	$—	$1
Equity mutual funds	61	—	—	61	59	—	—	59
Fixed income mutual funds	30	—	—	30	29	—	—	29
Real estate mutual funds	4	—	—	4	4	—	—	4
Other mutual funds	3	—	—	3	3	—	—	3
Total	$101	$—	$—	$101	$96	$—	$—	$96
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
The Cash Balance Plan's weighted average asset allocation at December 31, 2024 and 2023, by asset category was as follows:

Asset Category	2024	2023
Cash and cash equivalents	2%	1%
Equity mutual funds	61	62
Fixed income mutual funds	30	30
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%
The Bank did not contribute in 2024 and does not expect to contribute in 2025 to the Cash Balance Plan. The Bank contributed $2 million in 2024 and expects to contribute de minimis amounts in 2025 to the non-qualified defined benefit plans and postretirement health benefit plan.
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

(In millions) Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans
2025	$5	$—
2026	5	1
2027	5	1
2028	6	1
2029	42	3
Years 2030-2034	27	11
Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3 million during each of the years ended December 31, 2024, 2023, and 2022.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made to the plan during the years ended December 31, 2024, 2023, and 2022, were de minimis.
Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2024 and 2023, was $63 million and $58 million, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for all employees. Other liabilities include $15 million and $16 million for incentive compensation at December 31, 2024 and 2023, respectively.
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
The Bank primarily uses interest rate swaps, which are agreements between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is based on a daily repricing index, such as the Secured Overnight Financing Rate (SOFR) or the effective federal funds rate (EFFR).
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
The Bank may have the following types of hedged items:
Investments – The Bank may invest in U.S. Treasury and agency obligations as well as agency MBS. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or with a combination of consolidated obligations and callable swaps. This type of hedge is treated as either a fair value hedge or an economic hedge. The Bank may also execute callable swaps in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. This type of hedge is treated as an economic hedge. Investment securities may be classified as trading, AFS, or HTM.
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
When the Bank issues consolidated obligation discount notes, it may also simultaneously enter into an interest rate exchange agreement to convert the fixed rate discount note to an adjustable rate discount note. This type of hedge is treated as either a fair value hedge or an economic hedge.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2024 and 2023. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2024			2023
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$76,005	$713	$399	$90,088	$795	$705
Derivatives not designated as hedging instruments:
Interest rate swaps	13,871	39	59	27,349	36	87
Total derivatives before netting and collateral adjustments	$89,876	752	458	$117,437	831	792
Netting adjustments and cash collateral(1)		(722)	(450)		(815)	(790)
Total derivative assets and total derivative liabilities		$30	$8		$16	$2
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $210 million and $353 million at December 31, 2024 and 2023, respectively. Cash collateral received, including accrued interest, was $482 million and $378 million at December 31, 2024 and 2023, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2024, 2023, and 2022.

	2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligations Discount Notes (2)
Total interest income/(expense) presented in the Statements of Income	$2,767	$1,186	$(3,143)	$(767)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$360	$655	$(209)	$1
Hedged items	159	(258)	(281)	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$519	$397	$(490)	$(3)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2023
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$3,999	$921	$(3,901)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$117	$91	$(138)
Hedged items	230	230	(438)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$347	$321	$(576)

	2022
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income/(expense) presented in the Statements of Income	$1,226	$408	$(715)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$814	$1,202	$(1,038)
Hedged items	(804)	(1,247)	944
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$10	$(45)	$(94)
(1)Includes net interest settlements.
(2)There were no fair value hedging relationships on consolidated obligation discount notes during the years ended December 31, 2023 and 2022.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2024 and 2023.

	2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes (2)
Amortized cost of hedged asset/(liability)(1)	$24,880	$19,296	$(22,142)	$(9,702)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(230)	$(1,191)	$364	$(4)
Discontinued hedging relationships included in amortized cost	32	512	—	—
Total amount of fair value hedging basis adjustments	$(198)	$(679)	$364	$(4)

	2023
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/(liability)(1)	$38,338	$17,029	(34,121)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(427)	$(1,053)	645
Discontinued hedging relationships included in amortized cost	56	621	—
Total amount of fair value hedging basis adjustments	$(371)	$(432)	$645
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
(2)There were no fair value hedging relationships on consolidated obligation discount notes at December 31, 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the years ended December 31, 2024, 2023, and 2022.

(In millions)	2024	2023	2022
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$16	$(26)	$34
Net interest settlements	40	5	(42)
Total net gain/(loss) related to derivatives not designated as hedging instruments	56	(21)	(8)
Price alignment amount(1)	(3)	(4)	(1)
Net gain/(loss) on derivatives	$53	$(25)	$(9)
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Investors Service and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2024, was $202 million, for which the Bank posted cash collateral of $197 million in the ordinary course of business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of December 31, 2024 and 2023.

	2024		2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$730	$452	$826	$778
Cleared	22	6	5	14
Total gross recognized amount	752	458	831	792
Gross amount of netting adjustments and cash collateral
Uncleared	(729)	(444)	(814)	(776)
Cleared	7	(6)	(1)	(14)
Total gross amounts of netting adjustments and cash collateral	(722)	(450)	(815)	(790)
Total derivative assets and total derivative liabilities	$30	$8	$16	$2

Net amount(1)
Uncleared	$1	$8	$12	$2
Cleared	29	—	4	—
Total net amount	$30	$8	$16	$2
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2024 and 2023, the Bank had additional net exposure of $504 million and $771 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.
Note 14 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2024 and 2023. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at December 31, 2024 and 2023. The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	2024
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	3,765	3,765	3,765	—	—	—
Securities purchased under agreements to resell	7,750	7,750	—	7,750	—	—
Federal funds sold	1,645	1,645	—	1,645	—	—
AFS securities	20,312	20,312	—	19,355	957	—
HTM securities	1,489	1,469	—	1,374	95	—
Advances	45,637	45,596	—	45,596	—	—
Mortgage loans held for portfolio	693	576	—	576	—	—
Accrued interest receivable	181	181	—	181	—	—
Derivative assets, net(2)	30	30	—	752	—	(722)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,061	1,061	—	1,061	—	—
Consolidated obligations:
Bonds	58,174	57,985	—	57,985	—	—
Discount notes	14,378	14,376	—	14,376	—	—
Total consolidated obligations	72,552	72,361	—	72,361	—	—
Mandatorily redeemable capital stock	331	331	331	—	—	—
Accrued interest payable	412	412	—	412	—	—
Derivative liabilities, net(2)	8	8	—	458	—	(450)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2023
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	5	5	5	—	—	—
Interest-bearing deposits	2,922	2,922	2,922	—	—	—
Securities purchased under agreements to resell	3,650	3,650	—	3,650	—	—
Federal funds sold	3,861	3,861	—	3,861	—	—
AFS securities	18,014	18,014	—	16,955	1,059	—
HTM securities	1,847	1,818	—	1,702	116	—
Advances	61,335	61,216	—	61,216	—	—
Mortgage loans held for portfolio	754	634	—	634	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets, net(2)	16	16	—	831	—	(815)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	962	962	—	962	—	—
Consolidated obligations:
Bonds	64,297	64,037	—	64,037	—	—
Discount notes	19,187	19,182	—	19,182	—	—
Total consolidated obligations	83,484	83,219	—	83,219	—	—
Mandatorily redeemable capital stock	706	706	706	—	—	—
Accrued interest payable	520	520	—	520	—	—
Derivative liabilities, net(2)	2	2	—	792	—	(790)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2024:
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
As of December 31, 2024, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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
Derivative Assets and Liabilities – In general, derivative instruments transacted and held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models based on standard valuation techniques that use market-observable inputs, such as swap rates and volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew), adjusted for counterparty credit risk and prepayment assumptions, as necessary. The Bank uses the SOFR curve and the Overnight Index Swap curve for the discount rate and forward interest rate assumptions for derivatives indexed to SOFR and Overnight Index Swap, respectively.

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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at December 31, 2024 and 2023, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,510	$—	$—	$6,510
MBS:
GSEs – multifamily	—	12,845	—	—	12,845
PLRMBS	—	—	957	—	957
Subtotal AFS MBS	—	12,845	957	—	13,802
Total AFS securities	—	19,355	957	—	20,312
Advances(2)	—	5,286	—	—	5,286
Derivative assets, net: interest rate-related	—	752	—	(722)	30
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,393	$957	$(722)	$25,645
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$436	$—	$—	$436
Derivative liabilities, net: interest rate-related	—	458	—	(450)	8
Total recurring fair value measurements – Liabilities	$—	$894	$—	$(450)	$444
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2023
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
U.S. Treasury obligations	$—	$4,534	$—	$—	$4,534
MBS:
GSEs – multifamily	—	12,421	—	—	12,421
PLRMBS	—	—	1,059	—	1,059
Subtotal AFS MBS	—	12,421	1,059	—	13,480
Total AFS securities	—	16,955	1,059	—	18,014
Advances(2)	—	1,898	—	—	1,898
Derivative assets, net: interest rate-related	—	831	—	(815)	16
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$19,684	$1,059	$(815)	$19,945
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$604	$—	$—	$604
Derivative liabilities, net: interest rate-related	—	792	—	(790)	2
Total recurring fair value measurements – Liabilities	$—	$1,396	$—	$(790)	$606
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$22	$—	$22
Total nonrecurring fair value measurements – Assets	$—	$—	$22	$—	$22
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2024 and 2023.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2024 and 2023.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2024 and 2023.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024, 2023, and 2022.

(In millions)	2024	2023	2022
Balance, beginning of the period	$1,059	$1,182	$1,608
Total gain/(loss) realized and unrealized included in:
Interest income	12	33	55
(Provision for)/reversal of credit losses	—	(4)	(14)
Other income/(loss)	—	—	28
Unrealized gain/(loss) included in AOCI	(5)	(15)	(146)
Settlements	(109)	(139)	(366)
Transfers of HTM securities to AFS securities	—	2	17
Balance, end of the period	$957	$1,059	$1,182
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(5)	$(15)	$(146)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets held at the end of the period	$12	$29	$41

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
•Ratchet consolidated obligation bonds;
•Adjustable rate advances indexed to certain indices such as the Prime Rate, U.S. Treasury bill, and EFFR;
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
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the years ended December 31, 2024, 2023, and 2022:

(In millions)	2024	2023	2022
Advances	$4	$28	$(119)
Consolidated obligation bonds	(16)	(29)	54
Total	$(12)	$(1)	$(65)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gain/(loss) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2024, 2023,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and 2022. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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
The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2024 and 2023:

	2024			2023
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,269	$5,286	$17	$1,902	$1,898	$(4)
Consolidated obligation bonds	450	436	(14)	633	604	(29)
(1)    At December 31, 2024 and 2023, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 15 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2024, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at December 31, 2024 and 2023.
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
Off-balance sheet commitments as of December 31, 2024 and 2023, were as follows:

	2024			2023
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$9,966	$9,531	$19,497	$19,418
Commitments to fund additional advances	5	—	5	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities on the Statements of Condition and amounted to $55 million and $57 million at December 31, 2024 and 2023, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank does not anticipate any credit losses and did not record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2024 and 2023.
There were $5 million in commitments to fund advances at December 31, 2024. There were no commitments to fund advances at December 31, 2023. Advances funded under advance commitments are fully collateralized at the time of funding.
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
Under the FHLBank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of the Bank’s stock that are required to be held by all members located in such member's state. All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of and for the three-year period ended December 31, 2024, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
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
The Bank may invest in federal funds sold, interest-bearing deposits, commercial paper, and MBS, and executes derivative transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank’s advances pricing.
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

(In millions)	December 31, 2024	December 31, 2023
Assets:
Advances	$5,713	$5,762
Mortgage loans held for portfolio	70	74
Accrued interest receivable	9	5
Liabilities:
Deposits	$16	$34
Capital:
Capital Stock	$190	$191

(In millions)	2024	2023	2022
Interest Income:
Advances	$192	$271	$114
Mortgage loans held for portfolio	3	3	1
Interest Expense:
Deposits	1	1	—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks totaled de minimis amounts at December 31, 2024 and 2023, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2024, 2023, and 2022, the Bank extended overnight loans to other FHLBanks for $210 million, $2.6 billion, and $2.4 billion, respectively. The amount of interest income for these advances was de minimis for the years ended December 31, 2024, 2023, and 2022. During the years ended December 31, 2024, 2023, and 2022, the Bank borrowed $80 million, $5.5 billion, and $10.4 billion, respectively, from other FHLBanks. Interest expense related to these borrowings was de minimis for the year ended December 31, 2024, and was $2 million and $1 million for the years ended December 31, 2023 and 2022, respectively.
MPF Mortgage Loans. The Bank pays a transaction services fee to the FHLBank Chicago that is assessed monthly based on the amount of mortgage loans in which the Bank invested and which remain outstanding on its Statements of Condition. For the years ended December 31, 2024 and 2023, the Bank recorded a de minimis amount in transaction services fee expense to the FHLBank Chicago. For the year ended December 31, 2022, the Bank recorded $1 million in transaction services fee expense to the FHLBank Chicago, which was recorded in the Statements of Income as other expense.

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
Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the principal executive officer and principal financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer and executive vice president and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
During the three months ended December 31, 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2024, one was allocated to Arizona, six were allocated to California, and one was allocated to Nevada. Of the seven member director positions designated by the Finance Agency for 2025, one was allocated to Arizona, five were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency designated seven nonmember independent director positions for 2024 and six nonmember independent director positions for 2025, two of which were public interest director positions in both years.
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
Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank, and there are no arrangements or understandings between any of the directors or executive officers of the Bank and any other person pursuant to which such directors or officers were selected as directors or executive officers of the Bank. The Bank’s Code of Conduct for Senior Officers, which applies to the president and chief executive officer, all executive vice presidents, all leadership team members as designated by the chief executive officer from time to time, the Bank’s controller and deputy controller, and such other employees serving in a financial reporting oversight role as determined from time to time by the chief financial officer, and any amendments or waivers to the code are disclosed on the Bank’s website located at www.fhlbsf.com.
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.

Board of Directors
The following table sets forth information, as of February 28, 2025, regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
F. Daniel Siciliano, Chair(1)	54	2017	2028
Brian M. Riley, Vice Chair(2)(5)(6)(7)	60	2015	2026
David Adame(1)(7)(8)	61	2022	2025
Banafsheh Akhlaghi(1)(5)(7)(8)	56	2022	2025
Laura Archuleta(1)(6)	60	2024	2027
Jeffrey K. Ball(3)(5)(6)	60	2018	2028
Marangal (Marito) Domingo(3)	64	2018	2025
Ana E. Fonseca(3)(7)(8)	59	2022	2027
Lori R. Gay(1)	62	2021	2028
Matthew Hendricksen(4)(7)(8)	45	2020	2027
Chang M. Liu(3)	58	2023	2026
Joan C. Opp(3)(5)(6)	58	2018	2025
Silvio Tavares(1)(5)(6)(8)	53	2024	2027
(1)    Elected as a nonmember independent director by the Bank members eligible to vote.
(2)    Elected by the Bank’s Arizona members eligible to vote.
(3)    Elected by the Bank’s California members eligible to vote.
(4)    Elected by the Bank’s Nevada members eligible to vote.
(5)    Member of the Audit Committee in 2025.
(6)    Member of the Audit Committee in 2024. Former Directors Simone Lagomarsino and Gary Trujillo were also on the Audit Committee in 2024.
(7)    Member of the Compensation and Human Resources Committee in 2025.
(8)    Member of the Compensation and Human Resources Committee in 2024.

The Board has determined that Audit Committee Chair Joan C. Opp, Audit Committee Vice Chair Jeffrey K. Ball, and Audit Committee members Brian M. Riley and Silvio Tavares are “audit committee financial experts” within the meaning of the Securities and Exchange Commission (SEC) rules. For information concerning the experience through which these individuals acquired the attributes required to be deemed audit committee financial experts, refer to the biographical information below. The Bank is required by SEC rules to disclose whether the audit committee financial experts are independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, all of the Bank’s audit committee financial experts are independent. In addition, all of the Bank’s audit committee financial experts are independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.
F. Daniel Siciliano, Chair
F. Daniel Siciliano is a Stanford Law School non-resident fellow (CodeX) and co-founder of Stanford’s Rock Center for Corporate Governance. He has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. Mr. Siciliano is currently president and CEO of Nikkl, Inc. and CEO of Linqto, Inc., both fintechs that helps individuals and companies access and deploy capital to optimize returns in previously inefficient private markets. Mr. Siciliano is the chair of the board of Silicon Valley Directors’ Exchange, and serves on the board and as chair of audit for the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Previously, he was co-founder, chief executive officer, and executive chair of LawLogix Group, Inc., a privately held software technology company from 2000 to October 2015. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his previous experience as an executive officer of a software technology company, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
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
Jeffrey (Jeff) K. Ball
Jeffrey (Jeff) K. Ball is the president and chief executive officer of the Orange County Business Council where he represents the interests of local businesses and organizations in promoting the region’s economic prosperity. He is the founder of First Pacific Bank (formerly Friendly Hills Bank), Whittier, California, where he previously served as president and chief executive officer and is currently vice chair. He also currently serves on the board of directors as vice chair for Mobility21, and Data Center, Inc., where he is chair of the audit committee. Prior to opening First Pacific Bank he held several office positions with Bank of America Corporation focused on both commercial and investment banking. Mr. Ball is a leading advocate for the importance of financial education in all communities and was the lead petitioner in the establishment of Kinetic Academy, a K-8 charter school in Huntington Beach, California where he currently serves as chair. Mr. Ball is a past chair of the California Bankers Association, past president of the Whittier Host Lions Club, and past founding chair of the Whittier Union High School District Foundation. Mr. Ball is a public member of the Accrediting Commission for Community and Junior Colleges, serves on the board of governors of the Los Angeles Area Chamber of Commerce and previously served by appointment on the Legal Services Trust Fund Commission of the California State Bar, which he previously chaired. Mr. Ball frequently guest lectures on financial and economic principles at high schools and universities across the nation. Mr. Ball’s current position as a director and previous service as an executive officer of a Bank member, his previous officer positions with other financial institutions, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Ball’s qualifications to serve on the Bank’s Board.
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
Joan C. Opp
Joan C. Opp has been the president and chief executive officer of Stanford Federal Credit Union, Palo Alto, California, since May 2010. From February 2002 to April 2010, she was executive vice president and chief financial officer for Texas Trust Credit Union overseeing accounting, information technology, marketing and business services, as well as three credit union service organizations. Prior to that, Ms. Opp was a partner with the CPA firm of Clifton Gunderson, LLP, and is a Certified Public Accountant. Ms. Opp serves on the board of directors of Velera. Ms. Opp’s current position as the principal executive officer of a Bank member, her previous executive positions with other financial institutions, and her involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by her background, support Ms. Opp’s qualifications to serve on the Bank’s Board.
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
Executive Officers
Joseph E. Amato
Joseph E. Amato, 66, is currently serving as interim president and chief executive officer and chief financial officer of the Federal Home Loan Bank of San Francisco. He has held the position of chief financial officer since May 13, 2021. Upon the effective date of Michael S. Hennessy’s appointment as chief financial officer, Mr. Amato will step down from his role as chief financial officer but remain as the interim president and chief executive officer of the Bank. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020, and served as the Bank’s interim chief financial officer from January 4, 2021, until his appointment as the Bank’s chief financial officer. Prior to joining the Bank, Mr. Amato was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 2019. Prior to that, Mr. Amato served in various leadership capacities at Freddie Mac from 2001 until 2016, including serving as senior vice president and CFO, investments and financial planning. Previously, Mr. Amato served in various roles at Fannie Mae. Mr. Amato received a B.S. from the University of Maryland and an M.B.A. from the George Washington University.
Arlene Coyle
Arlene Coyle, 52, is currently serving as executive vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as assistant vice president, internal audit, and was promoted to vice president in February 2017. Ms. Coyle has over 25 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at TIAA in their internal audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor, and a Certified Financial Services Auditor.

Kwame Fields
Kwame Fields, 49, is currently serving as senior vice president, chief information security officer and also leads the Bank’s Office of Minority and Women Inclusion (OMWI). Mr. Fields has held the positions of chief information security officer since December 2017 and head of the Bank’s OMWI since July 2021. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was a principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and diversity initiatives. Mr. Fields is a Certified Information Systems Security Professional and a Certified Diversity Professional.
Kelly Gear
Kelly Gear, 52, is currently serving as senior vice president, and chief strategy officer. She has held the position of chief strategy officer since January 2022. Ms. Gear joined the Bank in August 2011 as vice president of IT planning and program services. Ms. Gear has over 25 years of management consulting and organizational leadership experience across highly regulated industries, including financial services, pharmaceuticals, and aerospace and defense. Prior to joining the Bank, Ms. Gear served on several executive committees overseeing large-scale global business transformations and strategic initiatives for PricewaterhouseCoopers and Johns Manville, a Berkshire Hathaway company. She is Certified Lean Six Sigma Black Belt and a Certified Diversity Professional.
Michael S. Hennessy
Michael S. Hennessy, 49, was appointed on February 19, 2025, to serve as executive vice president and chief financial officer of the Bank, effective April 1, 2025. Mr. Hennessy has served in a variety of roles since joining the Bank in 2005, including as senior vice president, finance and analytics officer since 2019 and as vice president, capital markets and treasury from 2015-2019. Prior to joining the Bank, Mr. Hennessy was a vice president in fixed income sales and trading at both Lehman Brothers and Bank of America. Mr. Hennessy received bachelor’s degrees in economics and molecular and cell biology from the University of California, Berkeley, and is a CFA charter holder.
James Ho
James Ho, 39, is currently serving as interim chief risk officer of the Bank. Prior to his appointment in January 2025, he served as senior vice president, enterprise risk officer beginning in February 2023. Mr. Ho joined the Bank in June 2016 as assistant vice president, quantitative analytics management. In July 2019, Mr. Ho was promoted to managing director, data science and data risk officer, a position he held until his appointment as senior vice president, enterprise risk management. Mr. Ho is responsible for managing the Bank’s operational risk, compliance risk, BSA/AML risk, data science, insurance program, and has oversight of credit and collateral, model and market risk programs. Prior to joining the Bank, he served in various consulting and management roles at Tresalia Asset Management, Fiduciary Research and Consulting, and FactSet Research Systems.
Anne Segrest McCulloch
Anne Segrest McCulloch, 66, is currently serving as executive vice president, chief legal officer, and corporate secretary. She has held the positions of chief legal officer and corporate secretary since November 2021. She provides legal counsel to the Bank’s management and board of directors on legal and regulatory matters affecting the development and execution of the Bank’s business strategies, policies, and practices. She also directs and manages the Bank’s legal staff, outside counsel, and public affairs team. Ms. McCulloch is a seasoned financial services and housing industry executive and regulatory attorney. Prior to joining the Bank, Ms. McCulloch was president and chief executive office of Housing Partnership Equity Trust from April 2017 through November 17,

2021. Previously, she held several senior positions in the housing sector, including senior vice president, credit and housing access, for Fannie Mae through March 2017.
Maxine Moir
Maxine Moir, 54, is currently serving as executive vice president and chief human resources officer. She has held the position of chief human resources officer since February 2020. Previously, Ms. Moir was senior vice president and director of human resources from July 2017 to February 2020. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management.
Gregory A. Ward
Gregory A. Ward, 55, is currently serving as executive vice president and chief operating officer. He has held the position of chief operating officer since November 2022. He is responsible for the Bank’s operations, information technology, information security, procurement, corporate services, and community investment departments. Mr. Ward joined the Bank in 2013 as vice president, internal audit, and was promoted to deputy director in June 2016 and to director in January 2017, and has held various positions with increasing responsibilities during his tenure, most recently as chief risk officer from May 2019 to October 2022. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant, Certified Internal Auditor, Certified Anti-Money Laundering Specialist, and Project Management Professional.
Anthony (Tony) T. Wong
Anthony T. Wong, 59, is currently serving as executive vice president and chief banking officer. He has held the position of chief banking officer since April 2020. Previously, Mr. Wong was senior vice president, member financial services, and chief marketing officer. He joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure. Prior to joining the Bank, he worked in the capital markets group at Barclays Global Investors (formerly Wells Fargo Nikko Investment Advisors). Mr. Wong began his career as a registered investment advisor with the retail brokerage division of Lehman Brothers. He is a Certified Mortgage Banker, Accredited Mortgage Professional, and Certified Diversity Professional.
Insider Trading Policy
The Bank is cooperatively owned. The Bank’s member institutions (and, in limited circumstances, the Bank’s former member institutions) own the Bank’s capital stock. No individuals (including the Bank’s directors, officers, or employees) may own the Bank’s capital stock. The Bank’s capital stock is not publicly traded, and no market mechanism exists for the disposition of its capital stock outside of its cooperative structure. Members must purchase and maintain capital stock in the Bank as a condition of membership and may be required to purchase additional capital stock in order to transact with the Bank. Transactions in the Bank’s capital stock are governed by applicable regulatory requirements and the Bank’s capital plan. For more information on the Bank’s capital plan see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital.”
In addition, the Bank’s primary source of funding is the issuance of debt securities, which are consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public. Information with respect to the Bank’s consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations.”
The Bank has adopted an Insider Trading Policy aimed at promoting compliance with insider trading laws, rules, and regulations applicable to the Bank.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2024. Our named executive officers for 2024 are individuals who served as our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers.
Compensation and Human Resources Committee and Regulatory Oversight
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s board of directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president and each executive vice president). For 2025 and 2024, the Compensation Committee consists of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual executive incentive compensation risk assessment of the Bank’s compensation policies and practices for the Bank’s senior executive officers.
Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.
With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) provides certain oversight of FHLBanks, including the Bank executive officer compensation, and requires that an FHLBank, including the Bank, provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s Board for its review and non-objection prior to the compensation decisions taking effect.
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
The Bank’s Executive Compensation Philosophy states that total compensation is intended to align the interests of the executives and key employees with the short- and long-term interests of the Bank; to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent; and to encourage the executives and other key employees to remain employed by the Bank. The Bank’s Executive Compensation Philosophy provides that total remuneration (base salary, short- and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.
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
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2024, the Board adopted four corporate goals: the Business and Financial goal, the Risk Management goal, the Affordable Housing and Community Investment goal, and the Diversity, Equity, and Inclusion (DEI) and People goal.
The Business and Financial Goal
The Business and Financial goal for 2024 was comprised of three goal components: (i) Financial Performance – Adjusted Return on Capital (AROC); (ii) Operating Efficiency – Operating Expense Management; and (iii) Member Business – Advances and Letters of Credit Volume.
The Financial Performance goal component recognized that an adequate financial return on the private capital that members contribute to the Bank is important to members as shareholders and was expressed as a target percentage of AROC. The Target (100%) level of achievement was 5.75% and equal to the 2024 base case financial projections in the Bank’s 2024-2026 Strategic Plan (Plan). The Minimum achievement level was 4.07%, equal to the Plan pessimistic scenario. The Maximum goal was 7.30%, reflecting the Plan optimistic scenario plus an add-on of 0.75% to increase the challenge of the goal.
The Operating Efficiency goal component incentivizes operating at or below the Bank’s approved 2024 operating expense budget of $165 million and demonstrates the importance of cost management and operating efficiency. The Target (100%) level of achievement was set at the 2024 operating expense budget, or $165 million. The Minimum achievement level was set equal to 2024 operating expenses, which are 2.0% higher than the 2024 operating expense budget, while the Maximum level of achievement was set equal to 2024 operating expenses, which are 3.0% lower than the 2024 operating expense budget.
The Member Business – Advances and Letters of Credit Volume goal was designed to focus management on member business and measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, which is key to enhancing the Bank’s member business franchise and fulfilling the Bank’s mission. The Board set the Target level of achievement based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the Target volume level was commensurate with extending credit to members in a safe and sound manner. The Target for the advances and letters of credit volume goal was set equal to $50 billion, equal to the 2024 base case in the Plan. The Maximum level of achievement for this goal component was $71 billion, reflecting the Plan optimistic scenario plus an add-on of $10 billion to increase the challenge of the goal. The Minimum achievement level was set equal to the Plan pessimistic scenario of $34 billion.
The Risk Management Goal
The Risk Management goal was comprised of two components: (i) Key Risk Indicator (KRI) Performance; and (ii) Information Security Risk Management.

The KRI Performance goal component was designed to focus management on maintaining prudent risk management practices across capitalization, leverage, liquidity, and market risk dimensions. These KRIs represent critical elements of the Bank’s strategic risk posture. The Board set the Target level of achievement of the KRI goal at 36 out of 48. The Maximum and Minimum levels of achievement for this goal component were 45 and 24 out of 48, respectively.
The Information Security Risk Management goal was designed to improve the Bank’s information security first line of defense by incentivizing the workforce to complete all optional InfoSec training modules in a month, achieve a minimum score on each module assessment, pass a simulated phishing campaign, and accurately report at least one real phish email. As employees increase their knowledge of information security concepts, practices, and resources they will become better equipped to identify, report, and appropriately react to information security attacks that may directly or indirectly target them. The levels of achievement were informed by the percent of the workforce that satisfied the goal requirements in the preceding years. The Target level of achievement was 60%, versus 30% in 2022 and 55% in 2023, and the Minimum and Maximum levels of achievement were set equal to 30% and 80%, respectively.
The Affordable Housing and Community Investment Goal
The Affordable Housing and Community Investment goal for 2024 was comprised of three components: (i) the Middle Income Downpayment Assistant (MDPA) Program; (ii) the Tribal Nations Program (TNP) Outreach; and (iii) the Community Investment Program Product Utilization.
The first Affordable Housing and Community Investment goal component was designed to increase member participation in the Bank’s MDPA program. The program supports affordable homeownership, which is a core part of the Bank’s mission, and addresses a key housing need identified in the Bank’s Targeted Community Lending Plan (TCLP). The goal incentivizes management to connect and educate members and HUD-approved Housing Counseling Agencies and obtain unique member applications to the MDPA program. The Target level of achievement was 47 member applications; informed by 40 member applications in 2023 and the potential impact of changes to the program, including the funding allocation, maximum grant amount, homebuyer income limits, and documentation requirements. The Minimum and Maximum levels of achievement were 42 and 52, respectively. The Bank’s TNP provides technical assistance for tribes to apply for affordable housing funding, which is a core part of the Bank’s mission and a key housing need identified in the Bank’s Targeted Community Lending Plan.
The second Affordable Housing and Community Investment goal is designed to focus management to engage in outreach as a critical first step to ultimately increase participation by tribal communities in the Bank programs. The goal levels were set above prior year performance to improve tribal nations capacity building through increased engagement in Native American housing outreach events with tribes and tribal organizations.
Consistent with the Bank’s public policy purpose, the third Affordable Housing and Community Investment goal component was designed to focus management on meeting the Bank’s objective of making advances and credit programs that promote and assist housing and community economic development activities available to members. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members is critical. This goal included achievement levels for: (i) the percent of unique members that used an advance or letter of credit under the Community Investment Program (CIP) or Advances for Community Enterprise (ACE) Program and (ii) the percent of unique members that received an award in the Access to Housing and Economic Assistance for Development (AHEAD) Program during 2024.
The Diversity, Equity, and Inclusion (DEI) and People Goal
The DEI and People goal for 2024 comprised of four equally weighted goals: (i) DEI - Capital Markets; (ii) DEI - Supplier Diversity; (iii) Workforce Diversity; and (iv) Workforce Talent.
The DEI Capital Markets goal is designed to focus management on increasing the percentage of debt issuance activity through diverse dealers. The Target level of achievement required 20% of certain debt issuance products to be issued through diverse dealers and was informed by diverse dealer issuance activity in 2022 and 2023. The Minimum and Maximum levels of achievement were set at 10% and 40%, respectively.
The DEI Supplier Diversity goal was designed to drive management to engage diverse suppliers in bid opportunities in accordance with the Bank’s procurement policy. The Target level of achievement was 85%. The Minimum and Maximum levels of achievement were set at 75% and 100%, respectively.
The Workforce Diversity goal incentivizes increased participation from diverse employees in meaningful professional development programs. The Target level of achievement of 35% diverse employee participation was higher than past participation and was designed to ensure equitable delivery of professional development. The Minimum and Maximum levels of achievement were set at 20% and 50%, respectively.
The Workforce Talent goal component incentivizes management to retain and develop critical team members by aiming to keep voluntary turnover low. This goal also supported the Bank’s talent development objectives and minimize the loss of subject matter expertise. The Target level of achievement of 7% voluntary turnover, excluding retirements, considered recent workforce trends, historical turnover rates, and is in-line with expectations for 2024. The Minimum and Maximum levels of achievement were set at 14% and 4%, respectively.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s Strategic Plan and reflect strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2024 strategic objectives were to: (i) enhance membership value and business utilization; (ii) continually improve organizational performance; (iii) attract, develop, inspire, and retain high performing talent; and (iv) expand community investment impact across the district.
The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2024, the achievement levels of each of the four Bank corporate goals (the Business and Financial goal, the Risk Management goal, the Affordable Housing and Community Investment goal, and the DEI and People goal) were weighted at 80% in the aggregate with the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.
The weightings of the Bank’s corporate goals were approved by the Board and were designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the Executive Incentive Plan (EIP) for 2024 for the named executive officers.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2024, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including global, national, regional and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks. Our named executive officers are required to have the same depth of knowledge and experience that comparable financial services and banking firms require.
For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. In supporting compensation decisions, the Compensation Committee uses and considers compensation information for comparable positions at these companies. Each element of compensation may vary somewhat above or below the market median for the related positions in the comparison groups. Furthermore, compensation levels for individual positions may also be adjusted to recognize additional factors, such as regional salary differences, recruitment or retention, special duties or responsibilities, sustained performance results, leadership succession planning, and internal equity considerations.
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. In 2024, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives with those at commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group for comparison, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2024 executive compensation levels and to check, evaluate, and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.
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
Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP for 2024, the Board established the following 2024 performance goals for the Annual Award: the Business and Financial goal; Risk Management goal, Affordable Housing and Community Investment goal, and DEI and People goal. The Board defined “Minimum,” “Target,” and “Maximum” achievement levels for each performance goal to determine the amount of the award. Performance goal measures range from 75% of Target (Minimum) to 150% of Target (Maximum). The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. In determining the appropriate performance goals and qualifiers the Board will, among other things:
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
For the 2024 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the named executive officers and the chief risk officer).

	Senior Executive Officers (other than the Chief Risk Officer)		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Business and Financial	35.0%	28.0%	22.0%	18.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
The Affordable Housing and Community Investment	30.0%	24.0%	19.0%	15.0%
DEI and People	15.0%	12.0%	9.0%	7.0%
Total	100.0%	100.0%	100.0%	100.0%
The achievement levels in the EIP for 2024 were designed to reward senior executive officers for achievement of the Bank’s corporate goals and objectives as described above, based on a Target level of achievement for all corporate goals and the officer's individual goal(s). The Maximum achievement level was designed to reward senior executive officers when the Bank and the individual officer achievements far exceed the Target level. The Maximum achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, considering each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2024 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
The total incentive awards under the EIP, i.e., the Annual Awards, are determined by multiplying the percentage of achievement for each goal by the respective performance goal weights to arrive at each participating officer's total weighted achievement level. The individual goal achievement is also determined based on the officer’s individual performance for the year. Each participating officer's total weighted achievement level is then used to determine each participating officer's cash incentive compensation award under the EIP.
The following table shows the total incentive award levels for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2024 under the EIP for the eligible senior executive officers.

	Total Annual Award as % of Base Salary			Year-End Award as % of Base Salary			Deferred Award as % of Base Salary
Title	Minimum	Target	Maximum	Minimum	Target	Maximum	Minimum	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
Senior Executive Officers (other than the CEO)	40.0%	65.0%	85.0%	20.0%	32.5%	42.5%	20.0%	32.5%	42.5%

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
The following are the performance qualifiers for 2024 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock; and (vi) the Bank maintains a regulatory capital ratio of at least 4.25%.
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
The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, the Bank’s GAAP Return on Capital rate (GAAP income divided by average GAAP capital) measured for the relevant calendar year is applied to any Deferred Awards. The applicable interest rate will be measured and applied separately for each calendar year that is part of a Deferral Performance Period. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and completion of any required Finance Agency review. The EIP for 2024 also includes a “cap” on the total incentive award payout for any particular year where the sum of the Year-End Award plus the Deferred Award vesting after three years and the interest earned on such Deferred Award does not exceed the senior executive officers’ base salary for that calendar year.
The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results. The EIP for 2024 also provides that the Board may apply a “multiplier” to an individual’s Annual Award to account for individual performance not captured in his or her individual performance goals, positive or negative, but not to result in an award level below Minimum or above Maximum.
For additional information regarding awards granted under the EIP for 2024, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
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
For 2024, the maximum annual before-tax employee contribution to the Savings Plan was limited to $23,000 (or $30,500 for participants age 50 and over), and not more than $345,000 of an employee’s annual compensation could be considered in computing the employee's benefits under the Savings Plan.
Cash Balance Plan
The Cash Balance Plan is a tax-qualified defined benefit plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan. For 2024, the Internal Revenue Code (IRC) limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $345,000.
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
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2024 is $23,000. Such payment is known as a limited cash out and applies to a participant’s Supplemental Cash Balance Benefit and Supplemental BEP Savings Benefit, including excess contributions and matching contributions.
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
Notwithstanding a participant’s election of a form of payment, the Bank may instead, in its sole discretion, pay a participant’s entire account balance in a single lump sum payment, so long as the participant’s account balance is less than the applicable dollar limit under IRC Section 402(g), which in 2024 is $23,000. Such payment is known as a limited cash out and applies to a participant’s make-up Cash Balance Plan benefits, including participant deferrals and the Bank’s contributions.

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
Compensation and Human Resources Committee
Banafsheh Akhlaghi, Chair
Matthew Hendricksen, Vice Chair
David Adame
Ana Fonseca
Brian Riley

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Base Salary	Bonus		Non-Equity Incentive Compensation(1)		Change in Pension Value and Non-Qualified Deferred Compensation(2)		All Other(3)(4) Compensation		Total
Alanna McCargo(5)	2024	$500,625	$—		$—		$138,729		$188,164	(6)	$827,518
President and CEO

Teresa Bazemore(7)	2024	604,971	—		495,574		351,735		1,027,011	(8)	2,479,291
Former President and CEO	2023	964,600	—		874,300		479,772		62,357		2,381,029
	2022	910,000	—		904,200		415,827		178,381	(9)	2,408,408

Joseph Amato(10)	2024	540,000	—		425,889		49,656		24,578		1,040,123
EVP and CFO	2023	500,000	177,417	(11)	378,200		47,001		31,357		1,133,975
	2022	500,000	177,418	(11)	421,800		49,204		30,368		1,178,790

Greg Ward(12)	2024	545,900	—		431,844		209,805		36,475		1,224,024
EVP and	2023	530,000	—		438,998		362,570		35,521		1,367,089
Chief Operating Officer	2022	485,000	—		448,044	(13)	—	(14)	32,494		965,538

Anne Segrest McCulloch(15)	2024	513,713	—		371,200		203,163		24,233		1,112,309
EVP and	2023	498,750	—		377,300		195,118		33,087		1,104,255
Chief Legal Officer	2022	476,649	112,500	(16)	400,700		160,413		104,386	(17)	1,254,648

Tony Wong(18)	2024	450,110	—		345,462		207,650		29,576		1,032,798
EVP and	2023	437,000	—		330,500		281,494		29,122		1,078,116
Chief Banking Officer	2022	417,000	—		343,400		29,708		27,874		817,982
(1)The amounts reflect the total Annual Awards earned under the EIP for services performed during the respective fiscal year. Fifty percent (50%) of the total Annual Awards are vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining fifty percent (50%) of the total Annual Awards are deferred and vested on the last day of a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIP is subject to the satisfaction of certain requirements and qualifiers, and completion of Finance Agency review. The amounts also reflect interest for any vested Deferred Awards under the EIP. For the total Annual Award for 2024 under the EIP for 2024, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
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
(5)Ms. McCargo became president and CEO effective June 10, 2024. On February 1, 2025, Ms. McCargo transitioned into a non-employee advisory role and will serve in such advisory role through December 31, 2025. See “Employment Agreements and Arrangements - McCargo Employment Agreement.”
(6)Of this amount, $176,989 represents relocation costs to Ms. McCargo. Pending Finance Agency non-objection, Ms. McCargo will be issued $1,476,951 under the terms of the separation agreement.
(7)Ms. Bazemore served as president and CEO until June 9, 2024.
(8)Of this amount, $993,538 represents severance payment to Ms. Bazemore.
(9)Of this amount, $120,000 represents reimbursement of relocation costs to Ms. Bazemore.
(10)Mr. Amato became the interim CFO effective January 5, 2021, and the CFO effective May 13, 2021. Effective January 30, 2025, Mr. Amato was appointed by the Board to additionally serve as the Interim President and Chief Executive Officer.
(11)Represents payment of a discretionary special award in recognition of service as CFO.
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

(15)Ms. McCulloch became the chief legal officer effective November 18, 2021. On December 27, 2024, the Board of Directors accepted the resignation of Ms. McCulloch as Executive Vice President, Chief Legal Officer, and Corporate Secretary, which she had tendered following a proposed restructuring of her position. No date has been determined yet for when Ms. McCulloch’s resignation will take effect.
(16)Represents a sign-on payment.
(17)Of this amount, $75,924 represents reimbursement of relocation costs to Ms. McCulloch.
(18)Mr. Wong, who previously served as chief marketing officer and acting chief banking officer, became chief banking officer in May 2021.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2024	Plan Period	Payout Date	Minimum	Target	Maximum
Alanna McCargo	Year-End Award	2024	February 2025	$124,950	$199,950	$249,950
	Deferred Award	2025-2027	February 2028	124,950	199,950	249,950
Teresa Bazemore	Year-End Award	2024	February 2025	123,850	198,150	247,700
	Deferred Award	2025-2027	February 2028	123,850	198,150	247,700
Joseph Amato	Year-End Award	2024	February 2025	108,000	175,500	229,500
	Deferred Award	2025-2027	February 2028	108,000	175,500	229,500
Greg Ward	Year-End Award	2024	February 2025	109,200	177,400	232,000
	Deferred Award	2025-2027	February 2028	109,200	177,400	232,000
Anne Segrest McCulloch	Year-End Award	2024	February 2025	102,750	166,950	218,350
	Deferred Award	2025-2027	February 2028	102,750	166,950	218,350
Tony Wong	Year-End Award	2024	February 2025	90,000	146,300	191,300
	Deferred Award	2025-2027	February 2028	90,000	146,300	191,300
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2024 that could have been earned by the respective executive officers for 2024. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2024 for each named executive officer are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2024 is subject to the satisfaction of certain requirements and qualifiers, and completion of Finance Agency review. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”
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
The 2024 annual base salaries as of December 31, 2024, for the 2024 named executive officers who served as of December 31, 2024, were as follows: Alanna McCargo, $890,000; Joseph Amato, $540,000; Greg Ward, $545,900; Anne Segrest McCulloch, $513,713; and Tony Wong, $450,110.
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
The Board believes that the level of severance benefits for each named executive officer who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2024 named executive officers who are eligible under the Senior Officers’ Policy currently serving had been terminated on December 31, 2024, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to Finance Agency review) applying the Senior Officers’ Policy would have been as follows: Anne Segrest McCulloch, $122,330; Greg Ward, $383,447; and Tony Wong, $450,438.
On December 27, 2024, the Board of Directors accepted the resignation of Anne Segrest McCulloch which she had tendered following a proposed restructuring of her position. Ms. McCulloch’s action qualifies as resignation for “Good Reason” under the EIP. Accordingly, pursuant to the terms of the EIP, and subject to her execution of a release, Ms. McCulloch will vest in an award for the 2024 performance period, the payout of which will be made in accordance with the EIP and as determined in the Board’s discretion subject to the achievement of certain performance goals, and in certain deferred awards payable in 2026, 2027, 2028, and 2029 (the “Deferred Awards”). Any payout of the Deferred Awards remains subject to the satisfaction of certain requirements and qualifiers, and completion of Finance Agency review.
Employment Agreements and Arrangements
McCargo Employment Agreement. The Bank entered into an employment agreement with Alanna McCargo dated May 7, 2024, with an initial term of three years and one-year terms thereafter, unless terminated at any time by either the Bank or Ms. McCargo. Under the terms of the agreement, Ms. McCargo was to initially receive a base annual salary of $890,000.
Ms. McCargo will also be eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s Executive Incentive Plan (EIP) and Supplemental Executive Retirement Plan (SERP). Under Ms. McCargo’s employment agreement, the amount of Bank annual contribution credits under the SERP will be as follows: 25% of total annual compensation for less than 5 years of credited service and 35% of total annual compensation for 5 or more years of credited service. Under Ms. McCargo’s employment agreement, the Bank will provide reimbursement of relocation costs up to $250,000.
The employment agreement also provides that if Ms. McCargo’s employment is terminated due to the expiration of the initial three-year term and the Board decided not to extend her employment for any additional term, Ms. McCargo would be entitled to all Accrued Benefits (as defined in her employment agreement) and to receive a severance payment equal to twelve (12) months of base salary and a pro-rata portion of the EIP award for the year in which the termination occurs; and all Deferred Awards will be treated as fully vested (Severance Payment).
The employment agreement further provides that if Ms. McCargo was terminated without Cause (as defined in her employment agreement) or for Good Reason (as defined in her employment agreement) at any time, Ms. McCargo would be entitled to receive severance payments equal to the Severance Payment and all Accrued Benefits. Had Ms. McCargo been terminated under these circumstances on December 31, 2024, the approximate value of the benefits, payable to Ms. McCargo, excluding amounts of any Accrued Benefits, would have been $3,333,200.
As previously reported on Form 8-K filed on January 30, 2025, Ms. McCargo departed the Bank as an employee and Ms. McCargo’s employment is terminated as of such date. On the same date, Ms. McCargo and the Bank entered into an advisory agreement (the “Advisory Agreement”), under which Ms. McCargo will advise on transition, strategic and/or regulatory matters through December 31, 2025, unless terminated earlier pursuant to the terms and conditions of the Advisory Agreement. In exchange, the Bank has agreed to pay Ms. McCargo $80,000 within thirty (30) days of the execution of the agreement, a monthly fee of $15,000 and $250,000 upon completion of the term of Ms. McCargo’s advisory service, subject to Ms. McCargo executing a release of claims in favor of the Bank and agreeing to various other covenants.
In connection with Ms. McCargo’s transition, on January 30, 2025, Ms. McCargo and the Bank entered into a separation agreement (the “Separation Agreement”), under which Ms. McCargo has executed releases of claims in favor of the Bank and agreed to various post-employment covenants, including, but not limited to, standard non-disparagement and cooperation provisions. In exchange, the Bank will pay Ms. McCargo cash payments totaling $1,476,951 (less applicable withholdings). The Separation Agreement, and the payment of severance benefits thereunder, is subject to review by the Federal Housing Finance Agency.
The Board has formed a search committee of the Board, as previously disclosed, to conduct a search for Ms. McCargo’s successor and to evaluate and propose qualified candidates for approval to the Board. Effective January 30, 2025, the Bank appointed Mr. Joseph Amato, the Bank’s current Executive Vice President and Chief Financial Officer, to serve as the Bank’s Interim President and Chief Executive Officer.
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
As previously reported on Form 8-K filed on August 3, 2023, the Board, on July 28, 2023, determined not to renew Ms. Bazemore’s employment agreement at the end of the original three-year term on March 14, 2024.
On February 29, 2024, the Bank and Ms. Bazemore entered into an amendment to her employment agreement (Amendment No. 1) to mutually extend the term of her employment to June 30, 2024. On May 7, 2024, the Bank and Ms. Bazemore entered into another amendment (Amendment No. 2) to her employment agreement entered into on February 19, 2021 (and as amended by Amendment No. 1 on February 29, 2024), which provides that, commencing June 10, 2024, Ms. Bazemore shall not serve as the Bank’s President and Chief Executive Officer, and through the term of Ms. Bazemore’s employment agreement ending on June 30, 2024, Ms. Bazemore shall be employed in the position of Executive Vice President, Special Advisor. The remaining terms and conditions of Ms. Bazemore’s employment agreement, as amended, including all compensation, benefits, covenants, rights and obligations, and amendments thereto, remain in full force and effect.
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
If Mr. Amato’s employment is terminated at any time by the Bank without Cause or if he terminates his employment for Good Reason, then Mr. Amato shall be entitled to receive an amount equal to his remaining salary, as well as all Accrued Benefits. In addition, Mr. Amato will be entitled to any earned but unpaid amount of the fully discretionary Third Special Award on a pro rata basis for the period up to the date the termination occurs and shall be entitled to receive the Severance Payment (but if Mr. Amato is otherwise entitled to any EIP Awards by operation of the EIP and receives such amount(s), then Mr. Amato would receive the greater of such EIP Awards or the EIP Awards calculated as Severance Payment, but in no event shall Mr. Amato receive both). Had Mr. Amato been terminated under these circumstances on December 31, 2024, the approximate value of the benefits, payable to Mr. Amato, excluding amounts of any Accrued Benefits, would have been $626,178.
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
For 2024, Ms. Bazemore, as president and chief executive officer, was awarded a (prorated) Annual Award under the EIP of $432,300. Ms. Bazemore’s award was based on the Bank’s 2024 overall achievement level of 122.7%, which comprised the following achievement levels for the Bank’s four corporate goals: 107.8% for the Business and Financial goal; 124.5% for the Risk Management goal; 137.5% for the Affordable Housing and Community Investment goal; and 125.4% for the DEI and People goal, along with her 2024 achievement level for her individual goal.
Based on the achievement levels for the Bank’s four corporate goals and the achievement levels of the other 2024 named executive officers for their respective individual goals, the following Annual Awards under the EIP for 2024 were awarded: Joseph Amato, $401,000; Greg Ward, $394,500; Anne Segrest McCulloch, $371,200; and Tony Wong, $325,300.
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

The following table shows the two components of the total Annual Awards for the named executive officers approved by the Board under the EIP for 2024.

(In whole dollars)	EIP for 2024
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Alanna McCargo	$—	$—	$—
Teresa Bazemore	216,150	216,150	432,300
Joseph Amato	200,500	200,500	401,000
Greg Ward	197,250	197,250	394,500
Anne Segrest McCulloch	185,600	185,600	371,200
Tony Wong	162,650	162,650	325,300
Total			$1,924,300
(1)The Year-End Award is 50 percent of the total Annual Award and is included in the Summary Compensation Table.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2028. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.
In reviewing the Bank’s 2024 performance, the Board recognized the named executive officers’ efforts, in particular, leading the Bank through a period of leadership transition and continued economic uncertainty.
To support the achievement level of the Business and Financial goal for 2024, the financial performance goal as measured by full year AROC was 5.84%, the operating efficiency goal as measured by full year operating expenses was $164.1 million (below the Bank’s 2024 operating expense budget), and the member business volume goal as measured by the average daily balance for advances and letters of credit outstanding during 2024 was $54.2 billion.
For the accomplishments relating to the Business and Financial goal for 2024 discussed above, management received an overall achievement level between Target and Maximum, or 107.8%.
To support the achievement level of the Risk Management goal for 2024, the key risk indicator performance goal was 36 out of 48, and the Information Security Risk Management goal as measured by the percent of the Bank’s workforce that became a Security Champion was 79.6%.
For the accomplishments relating to the Risk Management goal for 2024 discussed above, management received an overall achievement level of 124.5%, or between Target and Maximum.
For the first goal component of the Affordable Housing and Community Investment goal for 2024, management obtained applications from 59 members for the Bank's Middle Income Downpayment Assistance Program.
To support the achievement level of the second goal component of the Affordable Housing and Community Investment goal for 2024, the Bank participated in 15 Native American housing outreach events. The Bank’s outreach and collaboration with Tribal Nations Program partners (Arizona Housing Coalition, California Coalition for Rural Housing and Nevada Housing Coalition), resulted in four AHP General Fund and Nevada Targeted Fund applications and 12 AHEAD program applications, and 3 Tribal Nations Program applications for Native American projects.
To support the achievement level of the third goal component of the Affordable Housing Investment goal for 2024, the community investment product utilization goal as measured by the percent of members that used advances, letters of credit, and credit programs that promote and assist housing and community economic development activities was 22.0%.
For the accomplishments relating to the Affordable Housing and Community Investment goal for 2024 mentioned above, management received an overall achievement level of 137.5%.
To support the achievement level of the DEI and People goal for 2024, management increased debt issuance activities with diverse dealers, increased potential opportunities for business engagement with diverse suppliers, increased the percent of diverse employees that completed professional development opportunities, and progressed talent management strategies by achieving a voluntary employee turnover rate, excluding retirements, of 5%.
For the accomplishments relating to the DEI and People goal for 2024 mentioned above, management received an overall achievement level of 125.4%.
Pension Benefits Table
The following table provides the present value of accumulated retirement and pension-related benefits payable as of December 31, 2024, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Alanna McCargo	Cash Balance Plan	—	$—	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	—	—	—
	Deferred Compensation Plan	—	—	—
	Supplemental Executive Retirement Plan(2)	0.500	138,729	—

Teresa Bazemore	Cash Balance Plan	2.667	76,684	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	2.667	177,054	—
	Deferred Compensation Plan	2.667	—	—
	Supplemental Executive Retirement Plan(2)	3.250	—	(1,198,974)

Joseph Amato	Cash Balance Plan	3.667	80,686	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	3.667	37,486	—
	Deferred Compensation Plan	3.667	38,207	—
	Supplemental Executive Retirement Plan(3)	N/A	—	—

Greg Ward	Cash Balance Plan	10.667	257,725	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	10.667	203,248	—
	Deferred Compensation Plan	10.667	—	—
	Supplemental Executive Retirement Plan(2)	8.000	1,451,939	—

Anne Segrest McCulloch	Cash Balance Plan	2.583	53,806	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	2.583	52,229	—
	Deferred Compensation Plan	2.583	—	—
	Supplemental Executive Retirement Plan(2)	3.083	464,052	—

Tony Wong	Cash Balance Plan	29.250	869,515	—
	Financial Institutions Retirement Fund	0.250	2,078	—
	Benefit Equalization Plan	29.250	138,983	—
	Deferred Compensation Plan	29.250	43,728	—
	Supplemental Executive Retirement Plan(2)	3.667	579,593	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2024 (measured December 31, 2024) was calculated using a discount rate of 5.25%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. The Bank withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Prior to the Bank withdrawing from the FIRF, Mr. Wong was a participant in the plan. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the named executive officer.
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
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2024, for the named executive officers.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2024 Executive Contributions(1)	2024 Bank Contributions	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2024 Aggregate Balance
Alanna McCargo	2024	$—	$—	$—	$—	$—	$—
President and CEO

Teresa Bazemore	2024	—	—	—	—	—	—
Former President and CEO

Joseph Amato	2024	365,507	276,839	5,760	73,152	—	721,258
EVP and CFO

Greg Ward	2024	—	—	—	—	—	—
EVP and
Chief Operating Officer

Anne Segrest McCulloch	2024	—	—	—	—	—	—
EVP and
Chief Legal Officer

Tony Wong	2024	334,622	—	—	35,364	—	369,986
EVP and
Chief Banking Officer
(1)The 2024 executive contributions made by Mr. Amato are included in the “Non-Equity Incentive Payment” column in the Summary Compensation Table.
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

CHIEF EXECUTIVE OFFICER (CEO) PAY RATIO
For the year ended December 31, 2024, the ratio of the Bank’s CEO’s total compensation for 2024 to the Bank’s median of the annual total compensation for 2024 of all our employees, except the CEO (Median Employee) is 5.57:1. For total compensation for the Bank’s CEO and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees. The calculation also included amounts attributable to change in pension value, which will vary among employees based upon their tenure at the Bank. For 2024, the total annualized compensation of the Median Employee was $250,528, and the total annualized compensation of the CEO was $1,396,079.
The Bank identified the Median Employee by calculating the 2024 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2024, and ranking the 2024 total compensation for all such employees (a list of 313 employees) from lowest to highest, excluding the CEO. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the Board and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2024

(In whole dollars)
Name of Directors serving during 2024	Fees Earned or Paid in Cash
F. Daniel Siciliano(1)	$150,000
Brian M. Riley(2)	136,500
Simone Lagomarsino(4)	130,000
David Adame	129,708
Banafsheh Akhlaghi	130,000
Laura Archuleta	123,000
Jeffrey K Ball	130,000
Marangal L. Domingo(3)	130,000
Ana F. Fonseca(3)	123,000
Lori Gay	129,708
Matthew Hendricksen	132,500
Chang M. Liu(3)	129,708
Joan C. Opp(3)	132,500
Silvio Tavares	123,000
Gary Trujillo(5)	51,626
Total	$1,881,250
(1)Mr. Siciliano began serving as Chair during 2024 and is serving as Chair in 2025.
(2)Mr. Riley began serving as Vice Chair in 2024 and is serving Vice Chair in 2025.
(3)The Bank offers a matching gift program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofits up to $1,000. For the year ended 2024, the Bank made $1,000 matching contributions on behalf of directors Domingo, Fonseca, Liu, and Opp.
(4)Ms. Lagomarsino’s term as a member of the Board expired effective December 31, 2024.
(5)Mr. Trujillo resigned as a member of the Board effective May 24, 2024.
On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The 2024 Board Compensation and Expense Reimbursement Policy (2024 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$95,000	$55,000	$150,000
Vice Chair	81,500	55,000	136,500
Audit, Compensation and HR, and Risk Committee Chairs	77,500	55,000	132,500
All Other Committee Chairs	75,000	55,000	130,000
Other Directors	68,000	55,000	123,000
Under the 2024 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board (month end February, April, June, August, October, and December). In addition, each director received a fee of $11,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $55,000.
The 2024 Directors Compensation Policy provided that a director may receive a meeting fee for participation in one regularly scheduled Board meeting by videoconference. No other fee was paid for participation in meetings of the Board or Board committees by videoconference or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2024 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2024 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend (in person, by telephone, or virtually) at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if the director attended the regular Board meeting, as well as at least one assigned committee meeting during the Board’s regularly scheduled two-day meetings.
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
The 2024 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2024 Directors Compensation Policy also provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.
The Board adopted a Compensation and Expense Reimbursement Policy for 2025, which is substantially similar to the 2024 Directors Compensation Policy. Director service fees increased for the Board Chair, Vice Chair, and the Chairs of the Audit, Compensation & Human Resources, and Risk Committees for 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2025.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
JPMorgan Chase, National Association(1)	1,536,792	5.7%
383 Madison Avenue
New York, New York 10179
(1)    A nonmember.
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 28, 2025.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Jeffrey K. Ball	First Pacific Bank	Whittier	CA	20,337	0.1%
Marangal (Marito) Domingo	First Technology Federal Credit Union	San Jose	CA	848,758	3.2
Ana E. Fonseca	Logix Federal Credit Union	Valencia	CA	172,500	0.6
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	6,020	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	12,312	—
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	14,964	0.1
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	18,635	0.1
Matthew Hendricksen	Cerity Insurance Company	Reno	NV	4,681	—
Chang M. Liu	Cathay Bank	Los Angeles	CA	172,500	0.6
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	178,538	0.7
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	63,088	0.2
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	36,874	0.1
Total				1,549,207	5.7%

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
The FHLBank Act requires the Bank to establish an Affordable Housing Program (AHP) and a CIP and authorizes the Bank to offer additional Community Investment Cash Advance (CICA) programs. Only Bank members may submit applications for these programs. All AHP and CICA subsidies are made in the ordinary course of business.
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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2024 were, and all current directors are, independent.

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
Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Adame, Ms. Akhlaghi, Ms. Archuleta, Ms. Gay, Mr. Siciliano, and Mr. Tavares, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2024, were independent in 2024 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.
Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2024, were independent in 2024 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Ball, Mr. Domingo, Ms. Fonseca, Mr. Hendricksen, Mr. Liu, Ms. Opp, and Mr. Riley. Using the NASDAQ rules, the following former nonmember director who served in 2024 was considered independent by the Board because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities as a director: Mr. Trujillo. Using the NASDAQ rules, the following former member director who served in 2024 was considered independent by the Board because she had no relationship with the Bank that would interfere with her exercise of independent judgment in carrying out her responsibilities as a director: Ms. Lagomarsino.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and NASDAQ rules, all Audit Committee members who served in 2024 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2024 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards, all Compensation and Human Resources Committee members who served in 2024 were independent, and all current Compensation and Human Resources Committee members are independent.
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
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2024 were independent and all current Governance Committee members are independent.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2024 and 2023, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2024	2023
Audit fees	$1.3	$1.4
All other fees	—	—
Total	$1.3	$1.4
Audit Fees. Audit fees during 2024 and 2023 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2024 and 2023 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2024 and 2023.
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
In 2024 and 2023, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2
Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on May 13, 2024, incorporated by reference to Exhibit 3.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2024 (Commission File No. 000-51398)

4.1	Description of Registered Securities

4.2	Capital Plan, as amended and restated effective November 15, 2024

10.1	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.2	Form of Director Indemnification Agreement, effective November 5, 2018, incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (Commission File No. 000-51398)

10.3	Form of Director Indemnification Agreement, effective May 15, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.4
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

10.9
Amendment No. 1 to Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated February 29, 2024, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2024 (Commission File No. 000-51398)

10.10	Amendment No. 2 to Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated May 7, 2024, incorporated by reference to Exhibit 10.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398)

10.11	Independent Contractor Consulting Services Agreement by and among the Federal Home Loan Bank of San Francisco and Teresa Bryce Bazemore, dated May 7, 2024, incorporated by reference to Exhibit 10.3 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398)

10.12	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Alanna McCargo, dated May 7, 2024, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398)

10.13	Board Resolution for 2025 Board of Directors Compensation and Expense Reimbursement Policy

10.14	Executive Incentive Plan, as amended and restated on September 26, 2024

10.15	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.16	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.17	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)
10.19
10.18	Corporate Senior Officer Severance Policy, as amended and restated on July 30, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2021 (Commission File No. 000-51398)

10.19	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.20	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

19.1	Insider Trading Policy of Federal Home Loan Bank of San Francisco, as amended and restated on December 6, 2024

31.1	Certification of the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2025.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ JOSEPH E. AMATO
Joseph E. Amato Interim President and Chief Executive Officer
March 6, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2025.

/S/ JOSEPH E. AMATO
Joseph E. Amato Interim President and Chief Executive Officer, and Chief Financial Officer (Principal executive officer and principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)

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