Form 10-Q
period 2025-03-31
Federal Home Loan Bank of San Francisco
filed 2025-05-02
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 29, 2025
Class B Stock, par value $100 per share	29,139,999

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$8	$2
Interest-bearing deposits	3,300	3,765
Securities purchased under agreements to resell	9,150	7,750
Federal funds sold	4,685	1,645
Available-for-sale (AFS) securities, net of allowance for credit losses of $30 and $30, respectively (amortized cost of $20,336 and $20,274, respectively)	20,393	20,312
Held-to-maturity (HTM) securities (fair values of $1,436 and $1,469, respectively)	1,454	1,489
Advances (includes $5,539 and $5,286 at fair value under the fair value option, respectively)	37,913	45,637
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	680	693
Accrued interest receivable	182	181
Derivative assets, net	2	30
Other assets	226	231
Total Assets	$77,993	$81,735
Liabilities:
Deposits	$1,335	$1,061
Consolidated obligations:
Bonds (includes $380 and $436 at fair value under the fair value option, respectively)	56,079	58,174
Discount notes	12,668	14,378
Total consolidated obligations	68,747	72,552
Mandatorily redeemable capital stock	153	331
Accrued interest payable	354	412
Affordable Housing Program (AHP) payable	138	140
Derivative liabilities, net	11	8
Other liabilities	208	227
Total Liabilities	70,946	74,731
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 25 shares, respectively	2,443	2,458
Unrestricted retained earnings	3,707	3,668
Restricted retained earnings	815	815
Total Retained Earnings	4,522	4,483
Accumulated other comprehensive income/(loss) (AOCI)	82	63
Total Capital	7,047	7,004
Total Liabilities and Capital	$77,993	$81,735
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Interest Income:
Advances	$473	$759
Interest-bearing deposits	44	53
Securities purchased under agreements to resell	16	25
Federal funds sold	59	75
AFS securities	268	283
HTM securities	18	25
Mortgage loans held for portfolio	5	6
Total Interest Income	883	1,226
Interest Expense:
Consolidated obligations:
Bonds	594	850
Discount notes	126	193
Deposits	16	17
Mandatorily redeemable capital stock	5	16
Total Interest Expense	741	1,076
Net Interest Income	142	150
Provision for/(reversal of) credit losses	1	(4)
Net Interest Income After Provision for/(Reversal of) Credit Losses	141	154
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	29	(14)
Net gain/(loss) on derivatives	(15)	15
Standby letters of credit fees	5	5
Termination of long-term funding arrangement	—	30
Other, net	1	—
Total Other Income/(Loss)	20	36
Other Expense:
Compensation and benefits	29	29
Other operating expense	15	14
Federal Housing Finance Agency	2	2
Office of Finance	1	1
Voluntary housing and community investment contributions	10	4
Other, net	(1)	—
Total Other Expense	56	50
Income/(Loss) Before Assessment	105	140
AHP assessment	11	16
Net Income/(Loss)	$94	$124
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net Income/(Loss)	$94	$124
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	19	99
Total other comprehensive income/(loss)	19	99
Total Comprehensive Income/(Loss)	$113	$223
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	124	124	99	223
Issuance of capital stock	5	482					482
Repurchase of capital stock	(5)	(504)					(504)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock				(53)	(53)		(53)
Balance, March 31, 2024	24	$2,392	$815	$3,546	$4,361	$27	$6,780

Balance, December 31, 2024	25	$2,458	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)			—	94	94	19	113
Issuance of capital stock	3	375					375
Repurchase of capital stock	(4)	(390)					(390)
Cash dividends paid on capital stock				(55)	(55)		(55)
Balance, March 31, 2025	24	$2,443	$815	$3,707	$4,522	$82	$7,047
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Income/(Loss)	$94	$124
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	4	(73)
Provision for/(reversal of) credit losses	1	(4)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(29)	14
Change in net derivatives and hedging activities	(327)	324
Other adjustments, net	—	1
Net change in:
Accrued interest receivable	1	(3)
Other assets	2	(29)
Accrued interest payable	(58)	(73)
Other liabilities	(20)	(13)
Total adjustments	(426)	144
Net cash provided by/(used in) operating activities	(332)	268
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	535	(807)
Securities purchased under agreements to resell	(1,400)	1,900
Federal funds sold	(3,040)	(784)
AFS securities:
Proceeds from maturities and paydowns	948	75
Purchases	(707)	(307)
HTM securities:
Proceeds from maturities and paydowns	34	91
Advances:
Repaid	108,427	191,016
Originated	(100,563)	(186,747)
Mortgage loans held for portfolio:
Principal collected	13	12
Net cash provided by/(used in) investing activities	4,247	4,449

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	227	16
Net proceeds/(payments) on derivative contracts with financing elements	3	6
Net proceeds from issuance of consolidated obligations:
Bonds	15,309	16,428
Discount notes	14,312	13,720
Payments for matured and retired consolidated obligations:
Bonds	(17,508)	(16,303)
Discount notes	(16,004)	(18,433)
Proceeds from issuance of capital stock	375	482
Payments for repurchase/redemption of mandatorily redeemable capital stock	(178)	(76)
Payments for repurchase of capital stock	(390)	(504)
Cash dividends paid	(55)	(53)
Net cash provided by/(used in) financing activities	(3,909)	(4,717)
Net increase/(decrease) in cash and due from banks	6	—
Cash and due from banks at beginning of the period	2	5
Cash and due from banks at end of the period	$8	$5
Supplemental Disclosures:
Interest paid	$829	$1,181
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	—	36
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
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
Descriptions of the Bank’s significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2024 Form 10-K. There have been no significant changes to the Bank’s accounting policies since the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 2 — Recently Issued and Adopted Accounting Guidance
There have been no recently adopted accounting standards that have had a material affect on the Bank’s financial statements. The following table provides a summary of recently issued and adopted accounting standards that may have an effect on the Bank’s financial statements.

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
The Bank does not intend to adopt this guidance early. While adoption of this guidance may affect the Bank’s disclosures, it is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows.

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
At March 31, 2025, and December 31, 2024, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2025, and December 31, 2024. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $14 million and $1 million, respectively, as of March 31, 2025, and $15 million and a de minimis amount, respectively, as of December 31, 2024.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2025, and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes $1 million of accrued interest receivable as of March 31, 2025, and December 31, 2024.
Debt Securities
The Bank invests in debt securities, which are classified as AFS or HTM.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of March 31, 2025, and December 31, 2024, were as follows:

March 31, 2025
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,451	$—	$3	$(1)	$6,453
State housing agency obligations	11	—	—	—	11
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	12,913	—	77	(3)	12,987
Private-label residential mortgage-backed securities (PLRMBS)	961	(30)	31	(20)	942
Total mortgage-backed securities (MBS)	13,874	(30)	108	(23)	13,929
Total	$20,336	$(30)	$111	$(24)	$20,393

December 31, 2024
(In millions)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,506	$—	$4	$—	$6,510
MBS:
GSEs – multifamily	12,790	—	62	(7)	12,845
PLRMBS	978	(30)	31	(22)	957
Total MBS	13,768	(30)	93	(29)	13,802
Total	$20,274	$(30)	$97	$(29)	$20,312
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $93 million and $92 million at March 31, 2025, and December 31, 2024, respectively.
At March 31, 2025, and December 31, 2024, $537 million and $504 million of AFS securities, respectively, were pledged as collateral that may be repledged. At March 31, 2025, the amortized cost of the Bank’s MBS classified as AFS included premiums of $48 million, discounts of $168 million, and previous credit losses related to the prior methodology of evaluating credit losses of $289 million for PLRMBS. At December 31, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $51 million, discounts of $175 million, and previous credit losses related to the prior methodology of evaluating credit losses of $293 million for PLRMBS.
The following tables summarize the AFS securities with unrealized losses as of March 31, 2025, and December 31, 2024. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. obligations – Treasury notes	$2,066	$1	$—	$—	$2,066	$1
MBS – GSEs – multifamily	720	2	433	1	1,153	3
PLRMBS	47	1	250	19	297	20
Total	$2,833	$4	$683	$20	$3,516	$24

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$1,350	$3	$668	$4	$2,018	$7
PLRMBS	62	3	244	19	306	22
Total	$1,412	$6	$912	$23	$2,324	$29
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities and state housing agency obligations classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of March 31, 2025, and December 31, 2024, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2025
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$2,891	$2,892
Due after 1 year through 5 years	3,560	3,561
Total U.S. Treasury obligations	6,451	6,453
State housing agency obligations: due after 5 through 10 years	11	11
MBS	13,874	13,929
Total	$20,336	$20,393

December 31, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$3,181	$3,183
Due after 1 year through 5 years	3,325	3,327
Total U.S. Treasury obligations	6,506	6,510
MBS	13,768	13,802
Total	$20,274	$20,312

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2025
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$25	$—	$(1)	$24
MBS – GSEs:
MBS – GSEs – single-family	470	2	(11)	461
MBS – GSEs – multifamily	863	—	(3)	860
Subtotal MBS – GSEs	1,333	2	(14)	1,321
PLRMBS	96	—	(5)	91
Total	$1,454	$2	$(20)	$1,436

December 31, 2024
(In millions)	Amortized Cost(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$29	$—	$(1)	$28
MBS – GSEs:
MBS – GSEs – single-family	495	2	(13)	484
MBS – GSEs – multifamily	864	—	(2)	862
Subtotal MBS – GSEs	1,359	2	(15)	1,346
PLRMBS	101	—	(6)	95
Total	$1,489	$2	$(22)	$1,469
(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $5 million at March 31, 2025, and December 31, 2024.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
At March 31, 2025, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million. At December 31, 2024, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three months ended March 31, 2025 and 2024. The Bank recorded no allowance for credit losses associated with HTM securities during the three months ended March 31, 2025 and 2024.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Balance, beginning of the period	$30	$31
(Charge-offs)/recoveries	(1)	(1)
Provision for/(reversal of) credit losses	1	(4)
Balance, end of the period	$30	$26
To evaluate investment securities for expected credit loss at March 31, 2025, and December 31, 2024, the Bank employed the following methodologies, based on the type of security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2024. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at March 31, 2025, and December 31, 2024. For more information on the Bank’s AFS and HTM securities, see “Item 8. Financial Statements and Supplementary Data – Note 4 – Investments” in the Bank’s 2024 Form 10-K.
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology for the Bank’s PLRMBS portfolio since December 31, 2024. The Bank continues to assess expected credit losses on these securities using cash flow analyses incorporating assumptions such as prepayment rates, default rates, and loss severities. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three months ended March 31, 2025 or 2024.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $3 million and a de minimis amount for the three months ended March 31, 2025, and 2024, respectively.
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
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at March 31, 2025, and December 31, 2024.

(Dollars in millions)	March 31, 2025		December 31, 2024
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Overdrawn demand and overnight deposit accounts	$1	4.10%	$—	—%
Within 1 year	17,763	4.36	23,712	4.30
After 1 year through 2 years	9,631	3.75	11,067	3.81
After 2 years through 3 years	5,103	4.14	4,526	3.97
After 3 years through 4 years	2,154	4.22	3,264	4.13
After 4 years through 5 years	888	3.40	865	3.76
After 5 years	2,414	3.81	2,384	3.68
Total par value	37,954	4.11%	45,818	4.09%
Valuation adjustments for hedging activities	(92)		(198)
Valuation adjustments under fair value option	51		17
Total	$37,913		$45,637
(1)    Carrying amounts exclude accrued interest receivable of $64 million and $63 million at March 31, 2025, and December 31, 2024, respectively.
Advances outstanding with redemption terms within three months totaled $10.2 billion and $15.1 billion at March 31, 2025, and December 31, 2024, respectively. The Bank had advances with full prepayment symmetry outstanding totaling $22.3 billion at March 31, 2025, and $29.4 billion at December 31, 2024. The Bank had advances with partial prepayment symmetry outstanding totaling $119 million at March 31, 2025, and $142 million at December 31, 2024. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $2.9 billion at March 31, 2025, and $2.7 billion at December 31, 2024. The Bank had putable advances totaling $4.9 billion at March 31, 2025, and $4.6 billion at

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024. For more information related to the Bank’s prepayment policies, see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances” in the Bank’s 2024 Form 10-K.
The following table summarizes advances at March 31, 2025, and December 31, 2024, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Overdrawn demand and overnight deposit accounts	$1	$—	$1	$—
Within 1 year	19,238	26,023	22,085	27,676
After 1 year through 2 years	8,431	9,066	9,380	10,646
After 2 years through 3 years	5,103	4,526	3,619	3,487
After 3 years through 4 years	2,154	3,264	1,835	2,886
After 4 years through 5 years	888	855	485	398
After 5 years	2,139	2,084	549	725
Total par value	$37,954	$45,818	$37,954	$45,818
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that are 10% or more of total advances outstanding at March 31, 2025 and 2024, or that are 10% or more of total advance interest income for the three months ended March 31, 2025 and 2024.

	March 31, 2025		Three Months Ended March 31, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$3,700	10%	$41	9%
JPMorgan Chase, National Association(2)	3,374	9	70	16

	March 31, 2024		Three Months Ended March 31, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$21,319	37%	$239	40%
Western Alliance Bank	5,750	10	44	7
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
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
Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss. For more information related to the Bank’s credit risk management practices, borrower eligibility, and collateral requirements for advances, see “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances” in the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At March 31, 2025, and December 31, 2024, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At March 31, 2025, and December 31, 2024, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2025, and December 31, 2024, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2025, and December 31, 2024.
Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2025, and December 31, 2024, are detailed below:

(In millions)	March 31, 2025	December 31, 2024
Par value of advances:
Fixed rate:
Due within 1 year	$9,899	$15,218
Due after 1 year	18,290	20,101
Total fixed rate	28,189	35,319
Adjustable rate:
Due within 1 year	7,865	8,494
Due after 1 year	1,900	2,005
Total adjustable rate	9,765	10,499
Total par value	$37,954	$45,818
Note 5 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago). The following table presents information as of March 31, 2025, and December 31, 2024, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	March 31, 2025	December 31, 2024
Fixed rate medium-term mortgage loans(1)	$10	$10
Fixed rate long-term mortgage loans(1)	636	648
Subtotal	646	658
Premiums	36	37
Discounts	(1)	(1)
Mortgage loans held for portfolio(2)	681	694
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$680	$693
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $4 million and $5 million at March 31, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Quality Indicator. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. A past due loan is one where the borrower has failed to make a scheduled full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2025, and December 31, 2024.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	March 31, 2025	December 31, 2024
30 – 59 days delinquent	$6	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	19	17
Total past due	27	27
Total current loans	654	667
Total mortgage loans held for portfolio	$681	$694
In process of foreclosure, included above(2)	$3	$1
Nonaccrual loans(3)	$19	$17
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.76%	2.48%
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
(3)    At March 31, 2025, and December 31, 2024, $6 million and $5 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
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
At both March 31, 2025 and December 31, 2024, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three months ended March 31, 2025 and 2024.
For more information related to the Bank’s accounting policies for mortgage loans held for portfolio, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2024 Form 10-K.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Deposits outstanding as of March 31, 2025, and December 31, 2024, were as follows:

(In millions)	March 31, 2025	December 31, 2024
(Dollars in millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$1,329	$1,055
Non-interest-bearing deposits	6	6
Total	$1,335	$1,061
Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. For more information on the issuance and allocation of consolidated obligations, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2024 Form 10-K.
As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2024 Form 10-K.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2025, and December 31, 2024.

(Dollars in millions)	March 31, 2025		December 31, 2024
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$37,363	4.10%	$39,657	4.40%
After 1 year through 2 years	11,611	3.34	12,005	2.96
After 2 years through 3 years	1,925	3.45	1,920	2.62
After 3 years through 4 years	1,786	3.89	1,487	3.50
After 4 years through 5 years	2,893	4.49	2,706	4.35
After 5 years	777	2.77	777	2.76
Total par value	56,355	3.92%	58,552	4.00%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(265)		(363)
Fair value option valuation adjustments	(10)		(14)
Total	$56,079		$58,174
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds. For more information related to the Bank’s callable bond transactions, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds by call features at March 31, 2025, and December 31, 2024, was as follows:

(In millions)	March 31, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Non-callable	$33,792	$40,207
Callable	22,563	18,345
Total par value	$56,355	$58,552
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2025, and December 31, 2024, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	March 31, 2025	December 31, 2024
Within 1 year	$49,726	$49,795
After 1 year through 2 years	5,485	7,608
After 2 years through 3 years	1,072	1,101
After 3 years through 4 years	36	12
After 4 years through 5 years	9	9
After 5 years	27	27
Total par value	$56,355	$58,552
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
March 31, 2025	$12,668	$12,755	4.23%
December 31, 2024	14,378	14,460	4.41%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at March 31, 2025, and December 31, 2024, are detailed in the following table. For information on the general terms and types of consolidated obligation bonds outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2024 Form 10-K.

(In millions)	March 31, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Fixed rate	$25,738	$23,410
Adjustable rate	30,227	34,692
Step-up	390	450
Total consolidated obligation bonds, par value	$56,355	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) for the three months ended March 31, 2025 and 2024:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in fair value	99		99
Net current period other comprehensive income/(loss)	99	—	99
Balance, March 31, 2024	$38	$(11)	$27

Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in fair value	19		19
Net current period other comprehensive income/(loss)	19	—	19
Balance, March 31, 2025	$87	$(5)	$82
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
As of March 31, 2025, and December 31, 2024, the Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2025		December 31, 2024
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,174	$7,118	$1,058	$7,272
Total regulatory capital	$3,120	$7,118	$3,269	$7,272
Total regulatory capital ratio	4.00%	9.13%	4.00%	8.90%
Leverage capital	$3,900	$10,676	$4,087	$10,908
Leverage ratio	5.00%	13.69%	5.00%	13.35%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $153 million outstanding to five institutions at March 31, 2025, and $331 million outstanding to seven institutions at December 31, 2024. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Balance at the beginning of the period	$331	$706
Reclassified from/(to) capital during the period	—	36
Repurchase/redemption	(178)	(76)
Balance at the end of the period	$153	$666
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at March 31, 2025, and December 31, 2024.

(In millions)
Contractual Year of Redemption	March 31, 2025	December 31, 2024
Year 2	$—	$1
Year 3	3	3
Year 4	149	309
Year 5	—	18
Past contractual redemption date because of remaining activity(1)	1	—
Total	$153	$331
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
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. There have been no significant changes to the Bank’s capital plan, capital stock requirements (including excess stock repurchase provisions), or dividend framework from those disclosed in the Bank’s 2024 Form 10-K.
In January 2025, the required level of retained earnings was increased from $1.4 billion to $1.6 billion mainly attributable to higher non-MBS investment balances.
Excess stock totaled $116 million, or 0.15% of total assets as of March 31, 2025. Excess stock totaled $111 million, or 0.14% of total assets as of December 31, 2024.
On April 24, 2025, the Board declared a quarterly cash dividend on the average capital stock outstanding during the first quarter of 2025 at an annualized rate of 8.75%, totaling $59 million. The Bank recorded the dividend on April 24, 2025, and expects to pay the dividend on May 8, 2025.
For more information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, mandatorily redeemable capital stock, excess stock repurchase, retained earnings, and dividend framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2025, or December 31, 2024.
Note 10 — Derivatives and Hedging Activities
General. The Bank regularly enters into interest rate exchange agreements. For more information on the Bank’s derivative strategies and accounting for derivatives and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2025, and December 31, 2024. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2025			December 31, 2024
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$71,266	$647	$306	$76,005	$713	$399
Derivatives not designated as hedging instruments:
Interest rate swaps	10,442	14	69	13,871	39	59
Total derivatives before netting and collateral adjustments	$81,708	661	375	$89,876	752	458
Netting adjustments and cash collateral(1)		(659)	(364)		(722)	(450)
Total derivative assets and total derivative liabilities		$2	$11		$30	$8
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $140 million and $210 million at March 31, 2025, and December 31, 2024, respectively. Cash collateral received, including accrued interest, was $435 million and $482 million at March 31, 2025, and December 31, 2024, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes(2)
Total interest income/(expense) presented in the Statements of Income	$473	$268	$(594)	$(126)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(64)	$(218)	$44	$(2)
Hedged items	102	275	(100)	4
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$38	$57	$(56)	$2

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
(1)    Includes net interest settlements.
(2)    The net gain/(loss) on consolidated obligation discount notes in fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income was de minimis for the three months ended March 31, 2024.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2025, and December 31, 2024.

	March 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$17,683	$19,364	$(24,379)	$(10,158)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(117)	$(879)	$265	$—
Discontinued hedging relationships included in amortized cost	25	480	—	—
Total amount of fair value hedging basis adjustments	$(92)	$(399)	$265	$—

	December 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Discount Notes
Amortized cost of hedged asset/(liability)(1)	$24,880	$19,296	$(22,142)	$(9,702)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(230)	$(1,191)	$364	$(4)
Discontinued hedging relationships included in amortized cost	32	512	—	—
Total amount of fair value hedging basis adjustments	$(198)	$(679)	$364	$(4)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three months ended March 31, 2025 and 2024.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(24)	$11
Net interest settlements	10	5
Total net gain/(loss) related to derivatives not designated as hedging instruments	(14)	16
Price alignment amount(1)	(1)	(1)
Net gain/(loss) on derivatives	$(15)	$15
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Risk. The Bank’s use of clearing agents and central counterparties helps mitigate credit risk exposure by employing standard valuation processes over initial and variation margin processes.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating to various rights and obligations. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2025, was $144 million, for which the Bank posted cash collateral of $140 million in the ordinary course of business.
Additional information related to credit risk from counterparties and uncleared derivative transactions margin rules for uncleared derivative transactions is included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met. The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$653	$369	$730	$452
Cleared	8	6	22	6
Total gross recognized amount	661	375	752	458
Gross amount of netting adjustments and cash collateral
Uncleared	(653)	(358)	(729)	(444)
Cleared	(6)	(6)	7	(6)
Total gross amounts of netting adjustments and cash collateral	(659)	(364)	(722)	(450)
Total derivative assets and total derivative liabilities	$2	$11	$30	$8
Net amount(1)
Uncleared	$—	$11	$1	$8
Cleared	2	—	29	—
Total net amount	$2	$11	$30	$8
(1)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2025, and December 31, 2024, the Bank had additional net credit exposure of $537 million and $504 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.
Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in “Item 8. Financial Statement and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2024 Form 10-K. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2025.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at March 31, 2025, and December 31, 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2025
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$8	$8	$8	$—	$—	$—
Interest-bearing deposits	3,300	3,300	3,300	—	—	—
Securities purchased under agreements to resell	9,150	9,150	—	9,150	—	—
Federal funds sold	4,685	4,685	—	4,685	—	—
AFS securities	20,393	20,393	—	19,451	942	—
HTM securities	1,454	1,436	—	1,345	91	—
Advances	37,913	37,903	—	37,903	—	—
Mortgage loans held for portfolio	680	570	—	570	—	—
Accrued interest receivable	182	182	—	182	—	—
Derivative assets, net(2)	2	2	—	661	—	(659)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,335	1,335	—	1,335	—	—
Consolidated obligations:
Bonds	56,079	55,925	—	55,925	—	—
Discount notes	12,668	12,667	—	12,667	—	—
Total consolidated obligations	68,747	68,592	—	68,592	—	—
Mandatorily redeemable capital stock	153	153	153	—	—	—
Accrued interest payable	354	354	—	354	—	—
Derivative liabilities, net(2)	11	11	—	375	—	(364)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	3,765	3,765	3,765	—	—	—
Securities purchased under agreements to resell	7,750	7,750	—	7,750	—	—
Federal funds sold	1,645	1,645	—	1,645	—	—
AFS securities	20,312	20,312	—	19,355	957	—
HTM securities	1,489	1,469	—	1,374	95	—
Advances	45,637	45,596	—	45,596	—	—
Mortgage loans held for portfolio	693	576	—	576	—	—
Accrued interest receivable	181	181	—	181	—	—
Derivative assets, net(2)	30	30	—	752	—	(722)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,061	1,061	—	1,061	—	—
Consolidated obligations:
Bonds	58,174	57,985	—	57,985	—	—
Discount notes	14,378	14,376	—	14,376	—	—
Total consolidated obligations	72,552	72,361	—	72,361	—	—
Mandatorily redeemable capital stock	331	331	331	—	—	—
Accrued interest payable	412	412	—	412	—	—
Derivative liabilities, net(2)	8	8	—	458	—	(450)
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
For the periods presented, the Bank did not have any reclassifications for transfers in or out of level 3 of the fair value hierarchy. For more information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2024 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three months ended March 31, 2025.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2025, and December 31, 2024, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,453	$—	$—	$6,453
State housing agency obligations	—	11	—	—	11
MBS:
GSEs – multifamily	—	12,987	—	—	12,987
PLRMBS	—	—	942	—	942
Subtotal AFS MBS	—	12,987	942	—	13,929
Total AFS securities	—	19,451	942	—	20,393
Advances(2)	—	5,539	—	—	5,539
Derivative assets, net: interest rate-related	—	661	—	(659)	2
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,651	$942	$(659)	$25,951
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$380	$—	$—	$380
Derivative liabilities, net: interest rate-related	—	375	—	(364)	11
Total recurring fair value measurements – Liabilities	$—	$755	$—	$(364)	$391
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,510	$—	$—	$6,510
MBS:
GSEs – multifamily	—	12,845	—	—	12,845
PLRMBS	—	—	957	—	957
Subtotal AFS MBS	—	12,845	957	—	13,802
Total AFS securities	—	19,355	957	—	20,312
Advances(2)	—	5,286	—	—	5,286
Derivative assets, net: interest rate-related	—	752	—	(722)	30
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,393	$957	$(722)	$25,645
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$436	$—	$—	$436
Derivative liabilities, net: interest rate-related	—	458	—	(450)	8
Total recurring fair value measurements – Liabilities	$—	$894	$—	$(450)	$444
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2025, and December 31, 2024.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2025, and December 31, 2024.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2025, and the year ended December 31, 2024.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Balance, beginning of the period	$957	$1,059
Total gain/(loss) realized and unrealized included in:
Interest income	3	(2)
(Provision for)/reversal of credit losses	(1)	4
Unrealized gain/(loss) included in AOCI	2	(3)
Settlements	(19)	(30)
Balance, end of the period	$942	$1,028
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$2	$(3)
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$2	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Option. The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential earnings volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Advances	$33	$(13)
Consolidated obligation bonds	(4)	(1)
Total	$29	$(14)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2025 and 2024.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2025, and December 31, 2024:

	March 31, 2025			December 31, 2024
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,488	$5,539	$51	$5,269	$5,286	$17
Consolidated obligation bonds	390	380	(10)	450	436	(14)
(1)    At March 31, 2025, and December 31, 2024, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 12 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at March 31, 2025, and December 31, 2024.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Off-balance sheet commitments as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025			December 31, 2024
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,139	$8,908	$19,047	$19,497
Commitments to issue consolidated obligation bonds, par	545	—	545	—
Commitments to fund additional advances	—	—	—	5
The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $55 million at March 31, 2025, and December 31, 2024. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2025, and December 31, 2024. Advances funded under advance commitments are fully collateralized at the time of funding. For more information on the Bank’s standby letters of credit transactions, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2024 Form 10-K.
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

(In millions)	March 31, 2025	December 31, 2024
Assets:
Advances	$3,943	$5,713
Mortgage loans held for portfolio	69	70
Accrued interest receivable	4	9
Liabilities:
Deposits	$28	$16
Capital:
Capital Stock	$154	$190

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Interest Income:
Advances	$37	$49
Mortgage loans held for portfolio	1	1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2025, and December 31, 2024, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights. For more information on transactions with members and nonmembers, see “Item 8. Financial Statements and Supplementary Data – Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” in the Bank’s 2024 Form 10-K.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the three months ended March 31, 2025 and 2024, the Bank extended overnight loans to other FHLBanks for $500 million and $10 million, respectively. During the three months ended March 31, 2025 and 2024, the Bank borrowed $500 million and $20 million, respectively, from other FHLBanks.

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
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
Quarterly Overview
Net income for the first quarter of 2025 was $94 million, a decrease of $30 million compared with the first quarter of 2024. The decrease was primarily attributable to a decrease in net interest income of $8 million, a decrease in other income of $16 million, and an increase in voluntary housing and community investment contributions of $6 million.
The $8 million decrease in net interest income was attributable to decreases in advance balances and yields on interest-earning assets, offset by lower costs on declining balances of consolidated obligations.
The $16 million decrease in other income was primarily driven by $30 million of other income recognized in the first quarter of 2024 in connection with the termination of a long-term funding arrangement entered into with a member borrower in 2017 with no similar activity in 2025, partially offset by favorable net fair value movements in the Bank's financial instruments carried at fair value.
As of March 31, 2025, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory capital requirement with a regulatory capital ratio of 9.1% at March 31, 2025, an increase from 8.9% at December 31, 2024. The Bank also exceeded its risk-based capital requirement of $1.2 billion with $7.1 billion in permanent capital.
On April 24, 2025, the Bank’s board of directors (Board) declared a quarterly cash dividend on the average capital stock outstanding during the first quarter of 2025 at an annualized rate of 8.75%. The Bank expects to pay the dividend on May 8, 2025.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Selected Balance Sheet Items at Quarter End
Total Assets	$77,993	$81,735	$83,270	$86,331	$88,026
Advances	37,913	45,637	49,473	54,735	56,912
Mortgage Loans Held for Portfolio, Net	680	693	707	724	742
Investments(1)	38,982	34,961	32,587	30,383	29,896
Consolidated Obligations:
Bonds	56,079	58,174	62,745	54,925	64,405
Discount Notes	12,668	14,378	11,005	22,316	14,378
Mandatorily Redeemable Capital Stock	153	331	465	565	666
Capital Stock —Class B —Putable	2,443	2,458	2,416	2,449	2,392
Unrestricted Retained Earnings	3,707	3,668	3,631	3,581	3,546
Restricted Retained Earnings	815	815	815	815	815
Accumulated Other Comprehensive Income/(Loss)	82	63	47	56	27
Total Capital	7,047	7,004	6,909	6,901	6,780
Selected Operating Results for the Quarter
Net Interest Income	$142	$148	$146	$136	$150
Provision for/(Reversal of) Credit Losses	1	5	(4)	3	(4)
Other Income/(Loss)	20	15	30	12	36
Other Expense	56	57	65	47	50
Affordable Housing Program (AHP) Assessment	11	11	13	12	16
Net Income/(Loss)	$94	$90	$102	$86	$124
Selected Other Data for the Quarter
Net Interest Margin(2)	0.76%	0.72%	0.70%	0.65%	0.69%
Return on Average Assets	0.50	0.43	0.48	0.41	0.56
Return on Average Equity	5.37	5.15	5.88	5.10	7.49
Annualized Dividend Rate	8.75	8.75	8.75	8.75	8.75
Dividend Payout Ratio(3)	62.72	61.88	52.46	43.93	42.53
Average Equity to Average Assets Ratio	9.25	8.36	8.21	8.01	7.52
Selected Other Data at Quarter End
Regulatory Capital Ratio(4)	9.13	8.90	8.80	8.58	8.43
Duration Gap (in months)	(0.4)	1.2	1.1	1.1	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(3)This ratio is calculated as dividends per share divided by net income per share.
(4)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes AOCI.

Results of Operations
Net Interest Income. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended March 31, 2025 and 2024, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

First Quarter of 2025 Compared to First Quarter of 2024

Average Balance Sheets

	Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$4,022	$44	4.42%	$3,934	$53	5.45%
Securities purchased under agreements to resell	1,464	16	4.38	1,872	25	5.42
Federal funds sold	5,423	59	4.39	5,536	75	5.42
Available-for-sale (AFS) securities:(1)
MBS(1)(2)	13,732	195	5.75	13,457	219	6.54
U.S. Treasury obligations	6,429	73	4.65	4,527	64	5.69
Held-to-maturity (HTM) securities: MBS	1,465	18	4.99	1,790	25	5.59
Advances(3)	42,489	473	4.51	55,831	759	5.47
Mortgage loans held for portfolio(4)	687	5	3.10	749	6	3.07
Loans to other FHLBanks	6	—	4.39	—	—	—
Total interest-earning assets	75,717	883	4.73	87,696	1,226	5.62
Other assets(5)	753	—		649	—
Total Assets	$76,470	$883		$88,345	$1,226
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$55,280	$594	4.36%	$64,207	$850	5.33%
Discount notes	11,733	126	4.34	14,464	193	5.35
Deposits and other borrowings	1,519	16	4.30	1,267	17	5.43
Mandatorily redeemable capital stock	256	5	7.15	685	16	9.48
Borrowings from other FHLBanks	6	—	4.39	—	—	—
Total interest-bearing liabilities	68,794	741	4.37	80,623	1,076	5.37
Other liabilities(5)	605	—		1,078	—
Total Liabilities	69,399	741		81,701	1,076
Total Capital	7,071	—		6,644	—
Total Liabilities and Capital	$76,470	$741		$88,345	$1,076
Net Interest Income		$142			$150
Net Interest Spread(6)			0.36%			0.25%
Net Interest Margin(7)			0.76%			0.69%
Interest-earning Assets/Interest-bearing Liabilities	110.06%			108.77%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income included net prepayment fees on AFS MBS of $5 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Interest income includes net prepayment fees on advances of $2 million for the three months ended March 31, 2025 and 2024.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(6)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
Net interest income in the first quarter of 2025 was $142 million, a 5% decrease from $150 million in the first quarter of 2024. The average balance of total interest-earning assets in the first quarter of 2025 was $75.7 billion, a 14% decrease from $87.7 billion in the first quarter of 2024. The following table details the changes in interest income and interest expense for the first quarter of 2025 compared to the first quarter of 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest income:
Interest-bearing deposits	$(9)	$1	$(10)
Securities purchased under agreements to resell	(9)	(5)	(4)
Federal funds sold	(16)	(2)	(14)
AFS securities:
MBS(2)	(24)	4	(28)
U.S. Treasury obligations(2)	9	22	(13)
HTM securities: MBS	(7)	(4)	(3)
Advances(2)	(286)	(165)	(121)
Mortgage loans held for portfolio	(1)	(1)	—
Total interest income	(343)	(150)	(193)
Interest expense:
Consolidated obligations:
Bonds(2)	(256)	(111)	(145)
Discount notes(2)	(67)	(34)	(33)
Deposits and other borrowings	(1)	3	(4)
Mandatorily redeemable capital stock	(11)	(8)	(3)
Total interest expense	(335)	(150)	(185)
Net interest income	$(8)	$—	$(8)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The net interest margin was 76 basis points for the first quarter of 2025, 7 basis points higher than the net interest margin for the first quarter of 2024, which was 69 basis points. The increase in net interest margin is primarily attributable to an increase in the average balances of AFS securities that offered higher yields relative to other assets of $2.2 billion from $18.0 billion during the three months ended March 31, 2024, to $20.2 billion during the three months ended March 31, 2025.
Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions affecting the liquidity or solvency of the Bank’s members and potential members, competition from other wholesale funding sources, member deposit inflows and outflows and changes in liquidity, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions, including those related to business combinations. Accordingly, Bank asset levels and operating results may vary significantly from period to period. Events affecting the financial services industry contributed to the liquidation or receivership of some of the Bank’s larger borrowers during 2023. The loss of Bank members through liquidation, receivership, or acquisition by nonmember institutions, especially involving some of the Bank’s larger borrowers, has had the effect of reducing aggregate member demand for wholesale funding, as nonmembers (including former members and member successors) are not eligible to borrow new advances or renew existing advances as they mature. This has resulted in lower levels of advance balances and a reduction in total interest income earned from advances. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be determined by many factors including the ability of existing Bank members to generate new business, seek new advances, or pursue consolidation opportunities within the banking industry. The maturity or prepayment of advances by nonmember borrowers is likely to have an adverse impact over time on the Bank’s financial performance and may reduce the Bank’s ability to grow advances in the future and impact the Bank’s long-term strategic plans and operations.
See “Item 1. Financial Statements– Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarterly

Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
The following table presents the effect of derivatives and hedging activities on net interest income. The net gain/(loss) of consolidated obligation discount notes in fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income was de minimis for the three months ended March 31, 2024.

	Three Months Ended
	March 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(5)	$(25)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	—	(2)	—	—	(2)
Net interest settlements on derivatives	46	89	(56)	2	81
Price alignment amount(1)	(3)	(5)	—	—	(8)
Total effect on net interest income	$38	$57	$(56)	$2	$41

	Three Months Ended
	March 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$(31)
Net gain/(loss) on derivatives and hedged items	2	1	—	3
Net interest settlements on derivatives	172	136	(138)	170
Price alignment amount(1)	(10)	(8)	(1)	(19)
Total effect on net interest income	$158	$104	$(139)	$123
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2025 and 2024.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$29	$(14)
Net gain/(loss) on derivatives	(15)	15
Standby letters of credit fees	5	5
Termination of long-term funding arrangement	—	30
Other, net	1	—
Total Other Income/(Loss)	$20	$36
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The favorable change in net gains on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to the decline in interest rates and the Bank’s higher balance of advances relative to consolidated obligations held under the fair value option.
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

The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31, 2025			March 31, 2024
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(32)	$11	$(21)	$18	$12	$30
Not elected for fair value option	(1)	6	5	(6)	7	1
Consolidated obligation bonds:
Elected for fair value option	4	(3)	1	—	(7)	(7)
Not elected for fair value option	6	(4)	2	(2)	(7)	(9)
Consolidated obligation discount notes:
Not elected for fair value option	(1)	—	(1)	1	—	1
Price alignment amount(1)	(1)	—	(1)	(1)	—	(1)
Total	$(25)	$10	$(15)	$10	$5	$15
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first quarter of 2025, net losses on derivatives totaled $15 million compared to net gains of $15 million in the first quarter of 2024. These amounts included interest income of $10 million and $5 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2025 and 2024, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its private-label residential mortgage-backed securities (PLRMBS), the Bank entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During the three months ended March 31, 2024, the Bank terminated the long-term funding arrangement, in accordance with its terms, and recognized $30 million of other income.
Other Expense. During the first quarter of 2025, other expenses totaled $56 million, compared to $50 million in the first quarter of 2024. The $6 million increase in other expense was primarily attributable to the Bank’s increase in charitable "mission-oriented" contributions mainly to fund more than $5 million in support of infrastructure and affordable housing initiatives benefiting individuals and families across the Bank's three-state district, as well as $2 million dedicated to wildfire relief and recovery efforts in Southern California, in collaboration with the Bank's member financial institutions. These charitable contributions, which were in addition to the Bank’s statutory Affordable Housing Program (AHP) assessment, resulted in the increased voluntary contributions expense and, as a consequence, decreased the Bank’s net income and retained earnings for the first quarter of 2025. The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. For more information on the Bank’s charitable contributions, see “Item 1. Business – Voluntary Programs” in the Bank’s 2024 Form 10-K.

Affordable Housing Program. The Bank’s total AHP assessments equaled $11 million and $16 million for the three months ended March 31, 2025 and 2024, respectively, with the decrease attributable to lower net earnings. For more information on the Bank’s AHP, see “Item 1. Business – Affordable Housing Program” in the Bank’s 2024 Form 10-K.
Return on Average Equity. Return on average equity (ROE) was 5.37% (annualized) for the first quarter of 2025, compared to 7.49% (annualized) for the first quarter of 2024. The decrease was driven by a decrease in net income for the first quarter of 2025 and an increase in average equity from $6.6 billion in the first quarter of 2024 to $7.1 billion in the first quarter of 2025. The increase in average equity was driven by an increase in the averages of unrestricted retained earnings, unrealized gains on AFS agency MBS, and capital stock outstanding.
Dividends and Retained Earnings. In the first quarter of 2025, the Bank paid dividends at an annualized rate of 8.75%, totaling $63 million, including $54 million in dividends on capital stock and $9 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $69 million, including $53 million in dividends on capital stock and $16 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2024 Form 10-K.
Financial Condition
Total assets were $78.0 billion at March 31, 2025, compared to $81.7 billion at December 31, 2024. Advances decreased by $7.7 billion, or 17%, to $37.9 billion at March 31, 2025, from $45.6 billion at December 31, 2024. Average advances were $42.5 billion for the first three months of 2025, a 24% decrease from $55.8 billion for the first three months of 2024. Advances declined primarily due to maturities of advances held by nonmembers in connection with certain Bank member acquisitions that occurred in 2023. Investments at March 31, 2025, were $39.0 billion, a net increase of $4.0 billion from $35.0 billion at December 31, 2024, attributable to increases in federal funds sold of $3.0 billion and securities purchased under agreements to resell of $1.4 billion.
Advances outstanding at March 31, 2025, included net unrealized losses of $41 million, of which $92 million represented unrealized losses on hedged advances and $51 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2024, included net unrealized losses of $181 million, of which $198 million represented unrealized losses on hedged advances and $17 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized losses on advances from December 31, 2024, to March 31, 2025, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances during the period.
Total liabilities were $70.9 billion at March 31, 2025, a decrease of $3.8 billion from $74.7 billion at December 31, 2024, primarily reflecting a $3.9 billion decrease in consolidated obligations outstanding to $68.7 billion at March 31, 2025, from $72.6 billion at December 31, 2024. Average consolidated obligations were $67.0 billion for the first quarter of 2025 and $78.7 billion for the first quarter of 2024.
Consolidated obligations outstanding at March 31, 2025, included net unrealized gains of $265 million on hedged consolidated obligation bonds and unrealized gains of $10 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2024, included net unrealized gains of $363 million on hedged consolidated obligation bonds and unrealized gains of $14 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2024, to March 31, 2025, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2025, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at March 31, 2025, and December 31, 2024.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 12 – Commitments and Contingencies.”
The average balances of interest-bearing demand and overnight deposits were $1.0 billion and $819 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 4.16% and 5.21% for the first quarter of 2025 and 2024, respectively. All Bank deposits are uninsured.
Accumulated other comprehensive income was $82 million at March 31, 2025, an increase of $19 million compared to $63 million at December 31, 2024, mainly attributable to an improvement in the fair values of investment securities classified as AFS, which primarily reflected higher interest rate spreads during the first quarter of 2025, mostly impacting the Bank’s agency MBS portfolio.
Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type at March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$3,705	10%	4,455	10%
Adjustable – SOFR, callable at borrower’s option	2,600	7	2,400	5
Subtotal adjustable rate advances	6,305	17	6,855	15
Fixed	5,745	15	5,711	12
Fixed – amortizing	29	—	33	—
Fixed – with PPS(1)	119	—	142	—
Fixed – with FPS(1)	17,134	45	24,563	54
Fixed – callable at borrower’s option with FPS(1)	275	1	310	1
Fixed – putable at Bank’s option with FPS(1)	4,887	13	4,560	10
Subtotal fixed rate advances	28,189	74	35,319	77
Daily variable rate	3,460	9	3,644	8
Total par value	$37,954	100%	$45,818	100%
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

MBS Investments – The Bank’s MBS portfolio was $15.4 billion and $15.3 billion at March 31, 2025, and December 31, 2024, respectively. During the first three months of 2025, the Bank’s MBS portfolio increased primarily because of a $247 million increase in valuation adjustments for hedging activities and a $21 million increase in the fair values of MBS investments classified as AFS, partially offset by $183 million in principal repayments.
Mortgage Loans – Mortgage loan balances were $680 million at March 31, 2025, a decrease of $13 million from $693 million at December 31, 2024. Average mortgage loans were $687 million for the first quarter of 2025, a decrease of $62 million from $749 million for the first quarter of 2024.
For more information on the Bank’s management of interest rate risk and market risk related to mortgage-related products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk.”
Liquidity and Capital Resources
The Bank’s financial strategies are designed to enable the Bank to expand and contract its balance sheet as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance which is described in “Item 1. Business – Funding Sources” in the Bank’s 2024 Form 10-K. The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources is governed by its capital plan.
Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and may be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives. For information related to the Bank’s liquidity and contingency funding plans, including management of operational, refinancing, and contingent risks, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Liquidity Risk” in the Bank’s 2024 Form 10-K.
As of March 31, 2025, and December 31, 2024, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of March 31, 2025, and December 31, 2024, were within the tolerance levels provided by the Finance Agency’s guidelines. At March 31, 2025, the Bank had $545 million in commitments to issue consolidated obligations. The Bank had no commitments to issue consolidated obligations at December 31, 2024.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2024 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2025, and December 31, 2024, the Bank had $19.0 billion and $19.5 billion in standby letters of credit outstanding, respectively. The Bank had no commitments to fund advances at March 31, 2025, compared to $5 million in commitments to fund advances at December 31, 2024.
For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments and Contingencies.”
Capital
There have been no significant changes to the provisions of the Bank’s capital plan since the Bank’s 2024 Form 10-K. As noted in the 10-K, the Bank’s capital plan was amended, but no determination has been made regarding the establishment of subclasses of stock at this time and without further action by the Board, there is no impact on member stock holdings, dividend rates or stock purchase requirements resulting from the amendments to the capital plan.
Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Board has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile in relation to its risk appetite and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2024 Form 10-K.
Credit Ratings. There have been no changes to the Bank’s credit ratings since those disclosed in the Bank’s 2024 Form 10-K.
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
For more information on the Bank’s management of credit risk on its advances, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2024 Form 10-K.
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates decreased to 59%, or $22.4 billion, at March 31, 2025, compared to 64%, or $29.3 billion, at December 31, 2024.

Several of the Bank’s top 10 advance borrowers and their affiliates at the end of 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation (FDIC) receivership during 2023, or have been acquired by nonmember institutions. As of March 31, 2025 and December 31, 2024, nonmembers accounted for $5.5 billion, or 15%, and $12.1 billion, or 27%, of total advances outstanding, respectively. Nonmembers accounted for $86 million, or 18%, of the Bank’s interest income from advances for the three months ended March 31, 2025. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be subject to a number of factors including, but not limited to, a member’s ability to generate new business, seek new advances, or pursue consolidation opportunities within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of March 31, 2025, and December 31, 2024.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

March 31, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	8	$5,457	$5,547
11% – 25%	7	703	889
26% – 50%	21	13,309	21,396
More than 50%	163	37,570	179,320
Total	199	$57,039	$207,152

December 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$5,719	$5,877
11% – 25%	6	10,362	12,103
26% – 50%	23	19,877	35,439
More than 50%	162	29,396	137,135
Total	201	$65,354	$190,554
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of March 31, 2025. The Bank has never experienced any credit losses on advances. For information related to the Bank’s collateral requirements and loan pledge practices, including specific identification and delivery criteria, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Credit Risk” in the Bank’s 2024 Form 10-K.
As of March 31, 2025, of the loan collateral pledged to the Bank, 17% was pledged by 23 institutions by specific identification, 46% was pledged by 118 institutions under a blanket lien with detailed reporting, and 37% was pledged by 135 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.
As of March 31, 2025, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at March 31, 2025, and December 31, 2024.

Composition of Loan Collateral Pledged

(In millions)	March 31, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$143,462	$97,549	$130,538	$89,568
Second lien residential mortgage loans and home equity lines of credit	14,810	7,098	13,183	6,421
Multifamily mortgage loans	35,684	22,885	35,095	22,245
Commercial mortgage loans	78,899	50,206	71,907	45,632
Loan participations(1)	1,261	438	963	343
Small business, small farm, and small agribusiness loans	1,452	363	1,443	356
Total	$275,568	$178,539	$253,129	$164,565
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At March 31, 2025, and December 31, 2024, the unpaid principal balance of these loans totaled $5.5 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At March 31, 2025, and December 31, 2024, the borrowing capacity of these loans totaled $3.8 billion and $3.9 billion, respectively.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
For more information on the Bank’s management of credit risk on its investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2024 Form 10-K.

The following table presents the Bank’s investment credit exposure at March 31, 2025, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$—	$6,453	$—	$—	$—	$—	$6,453
State housing agency obligations	—	11	—	—	—	—	11
MBS:
Other U.S. obligations – single-family	—	25	—	—	—	—	25
MBS – GSEs:
GSEs – single-family(2)	4	463	2	—	1	—	470
GSEs – multifamily	—	13,850	—	—	—	—	13,850
Total MBS – GSEs	4	14,313	2	—	1	—	14,320
PLRMBS	—	13	21	28	503	473	1,038
Total MBS	4	14,351	23	28	504	473	15,383
Total securities	4	20,815	23	28	504	473	21,847
Interest-bearing deposits	—	409	2,891	—	—	—	3,300
Securities purchased under agreements to resell(3)	—	6,000	900	—	—	2,250	9,150
Federal funds sold(4)	—	2,045	2,640	—	—	—	4,685
Total investments	$4	$29,269	$6,454	$28	$504	$2,723	$38,982
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at March 31, 2025, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at March 31, 2025, and December 31, 2024.

	Carrying Value(1)
(In millions)	March 31, 2025	December 31, 2024
Interest-bearing deposits	$3,300	$3,765
Federal funds sold	4,685	1,645
Total	$7,985	$5,410
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2025, and December 31, 2024.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch. This table does not reflect the foreign sovereign government’s credit rating. At March 31, 2025, 59% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At March 31, 2025, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$409	$2,541	$2,950
U.S. subsidiaries of foreign commercial banks	—	350	350
Total domestic and U.S. subsidiaries of foreign commercial banks	409	2,891	3,300
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	250	900	1,150
Finland	900	—	900
France	—	150	150
Germany	—	690	690
Netherlands	—	900	900
Singapore	100	—	100
Sweden	300	—	300
Total U.S. branches and agency offices of foreign commercial banks	2,045	2,640	4,685
Total unsecured credit exposure	$2,454	$5,531	$7,985
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2025.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after March 31, 2025. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2025, the Bank’s MBS portfolio was 221% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of March 31, 2025, the Bank’s investment in MBS had gross unrealized losses totaling $43 million, $25 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2025, all of the gross unrealized losses on its agency MBS are temporary.
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

Uncleared Derivatives – The Bank has adopted credit policies and exposure limits for uncleared derivatives counterparty credit exposure. The Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2025. Additional information related to the Bank’s uncleared derivative transaction risk mitigation activities and related uncleared margin rules are included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. Based on the master netting arrangements, its credit analyses, and the margin requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivative agreements. For information related to the Bank’s credit risk exposure on cleared derivative instruments, including margining practices and counterparty risk management, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Credit Risk” in the Bank’s 2024 Form 10-K.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at March 31, 2025.

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives(2)	$48,819	$2	$537	$539
Total derivative positions with credit exposure to nonmember counterparties	48,819	$2	$537	$539
Derivative positions without credit exposure	32,889
Total notional	$81,708
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
In the Bank’s 2024 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first three months of 2025 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2024 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Legislative and Regulatory Developments
The FHLBanks are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected, and likely will continue to affect, certain aspects of the FHLBanks’ business operations, and could have impacts on the FHLBanks’ results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.
Beginning in March 2025, the Finance Agency has rescinded several advisory bulletins (ABs) applicable to the FHLBanks, including the ABs which had set out expectations related to (i) fair lending and fair housing compliance, (ii) unfair or deceptive acts or practices compliance, (iii) climate-related risk management, (iv) diversity and inclusion examination ratings, (v) board diversity and (vi) board diversity data collection.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the Bank and the FHLBank System. For further discussion of related risks, see “Item 1A. – Risk Factors – Regulatory Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” in the Bank’s 2024 Form 10-K.
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
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) and rates that are 200 basis points above or below the base is no worse than a -2.75% change in the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of March 31, 2025.
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
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of March 31, 2025, and December 31, 2024.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2025	December 31, 2024
+200 basis-point change	+0.5%	–2.4%
+100 basis-point change	+0.3	–1.2
–100 basis-point change(2)	-0.2	+1.2
–200 basis-point change(2)	-0.1	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2025, have decreased as compared to the estimates as of December 31, 2024. The driver for the change is the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS. Compared to December 31, 2024, interest rates as of March 31, 2025, have increased 5 basis points for the one-month Treasury bill, decreased 41 basis points for the five-year Treasury note, and decreased 33 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the federal funds effective rate for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk policies. A decision by the Board to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 279% as of March 31, 2025.

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
Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors the duration gap analysis and does not have a risk limit. The driver for the change in the duration gap is due to the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS.
At March 31, 2025, and December 31, 2024, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	March 31, 2025		December 31, 2024
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$77,993	0.6	$81,735	2.1
Liabilities	70,946	1.0	74,731	0.9
Net	$7,047	(0.4)	$7,004	1.2
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
The Bank manages the interest rate risk and market risk of the mortgage-related products through selected funding and hedging strategies. The total carrying value of MBS and mortgage loans at March 31, 2025, was $16.1 billion, including $15.4 billion in MBS and $681 million in mortgage loans. The total carrying value of MBS and mortgage loans at December 31, 2024, was $16.0 billion, including $15.3 billion in MBS and $694 million in mortgage loans. Floating rate securities, and fixed rate multifamily securities that have been converted to floating rate through the use of interest rate swaps, were $15.0 billion, or 93%, of MBS and mortgage loans at March 31, 2025, and $14.9 billion, or 93%, of MBS and mortgage loans at December 31, 2024. Intermediate and long-term fixed rate assets, whose interest rate and market risks have been partially offset through the use of fixed rate callable debt, fixed rate non-callable debt, and certain interest rate swaps, were $1.1 billion, or 7%, of MBS and mortgage loans, at March 31, 2025, and $1.1 billion, or 7%, of MBS and mortgage loans at December 31, 2024.
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
The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related products as of March 31, 2025, and December 31, 2024.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Products for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2025	December 31, 2024
+200 basis-point change	+2.4%	–0.6%
+100 basis-point change	+1.2	–0.3
–100 basis-point change(2)	-1.0	+0.2
–200 basis-point change(2)	-1.8	+0.5
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The mortgage portfolio’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2025, increased compared to the estimates as of December 31, 2024. The driver for the increase was the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS.
For more information on quantitative and qualitative disclosures about the Bank’s market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2024 Form 10-K.

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
Internal Control Over Financial Reporting
During the three months ended March 31, 2025, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Item 1A – Risk Factors” in the Bank’s 2024 Form 10-K. Reference is made to “Quarterly Overview”, as well as other sections, of Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 4, dated March 27, 2025, to the Employment Agreement, by and between the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended. incorporated by reference to Exhibit 10.1 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2025 (Commission File No. 000-51398)

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

Federal Home Loan Bank of San Francisco

/S/ JOSEPH E. AMATO
Joseph E. Amato Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)