Form 10-Q
period 2025-06-30
Federal Home Loan Bank of San Francisco
filed 2025-08-01
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 29, 2025
Class B Stock, par value $100 per share	28,750,606

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$8	$2
Interest-bearing deposits	3,583	3,765
Securities purchased under agreements to resell	11,750	7,750
Federal funds sold	4,985	1,645
Available-for-sale (AFS) securities, net of allowance for credit losses of $33 and $30, respectively (amortized cost of $20,443 and $20,274, respectively)	20,462	20,312
Held-to-maturity (HTM) securities (fair values of $1,320 and $1,469, respectively)	1,335	1,489
Advances (includes $6,061 and $5,286 at fair value under the fair value option, respectively)	39,909	45,637
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	666	693
Accrued interest receivable	190	181
Derivative assets, net	32	30
Other assets	226	231
Total Assets	$83,146	$81,735
Liabilities:
Deposits	$1,775	$1,061
Consolidated obligations:
Bonds (includes $388 and $436 at fair value under the fair value option, respectively)	54,061	58,174
Discount notes	19,174	14,378
Total consolidated obligations	73,235	72,552
Mandatorily redeemable capital stock	131	331
Accrued interest payable	375	412
Affordable Housing Program (AHP) payable	142	140
Derivative liabilities, net	33	8
Other liabilities	269	227
Total Liabilities	75,960	74,731
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
26 shares and 25 shares, respectively	2,575	2,458
Unrestricted retained earnings	3,749	3,668
Restricted retained earnings	815	815
Total Retained Earnings	4,564	4,483
Accumulated other comprehensive income/(loss) (AOCI)	47	63
Total Capital	7,186	7,004
Total Liabilities and Capital	$83,146	$81,735
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest Income:
Advances	$533	$731	$1,006	$1,490
Interest-bearing deposits	41	62	85	115
Securities purchased under agreements to resell	32	14	48	39
Federal funds sold	68	59	127	134
AFS securities	270	292	538	575
HTM securities	17	24	35	49
Mortgage loans held for portfolio	5	5	10	11
Total Interest Income	966	1,187	1,849	2,413
Interest Expense:
Consolidated obligations:
Bonds	606	786	1,200	1,636
Discount notes	200	218	326	411
Deposits	15	19	31	36
Mandatorily redeemable capital stock	3	28	8	44
Total Interest Expense	824	1,051	1,565	2,127
Net Interest Income	142	136	284	286
Provision for/(reversal of) credit losses	3	3	4	(1)
Net Interest Income After Provision for/(Reversal of) Credit Losses	139	133	280	287
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	8	3	37	(11)
Net gain/(loss) on derivatives	1	3	(14)	18
Standby letters of credit fees	5	4	10	9
Termination of long-term funding arrangement	—	—	—	30
Other, net	3	2	4	2
Total Other Income/(Loss)	17	12	37	48
Other Expense:
Compensation and benefits	24	27	53	56
Other operating expense	13	15	28	29
Federal Housing Finance Agency	2	2	4	4
Office of Finance	2	2	3	3
Voluntary housing and community investment contributions	10	2	20	6
Other, net	—	(1)	(1)	(1)
Total Other Expense	51	47	107	97
Income/(Loss) Before Assessment	105	98	210	238
AHP assessment	11	12	22	28
Net Income/(Loss)	$94	$86	$188	$210
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net Income/(Loss)	$94	$86	$188	$210
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(35)	29	(16)	128
Total other comprehensive income/(loss)	(35)	29	(16)	128
Total Comprehensive Income/(Loss)	$59	$115	$172	$338
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2024	24	$2,392	$815	$3,546	$4,361	$27	$6,780
Comprehensive income/(loss)			—	86	86	29	115
Issuance of capital stock	5	507					507
Repurchase of capital stock	(5)	(450)					(450)
Cash dividends paid on capital stock				(51)	(51)		(51)
Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901

Balance, March 31, 2025	24	$2,443	$815	$3,707	$4,522	$82	$7,047
Comprehensive income/(loss)			—	94	94	(35)	59
Issuance of capital stock	12	1,087					1,087
Repurchase of capital stock	(10)	(955)					(955)
Cash dividends paid on capital stock				(52)	(52)		(52)
Balance, June 30, 2025	26	$2,575	$815	$3,749	$4,564	$47	$7,186

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	210	210	128	338
Issuance of capital stock	10	989					989
Repurchase of capital stock	(10)	(954)					(954)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock				(104)	(104)		(104)
Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901

Balance, December 31, 2024	25	$2,458	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)			—	188	188	(16)	172
Issuance of capital stock	15	1,462					1,462
Repurchase of capital stock	(14)	(1,345)					(1,345)
Cash dividends paid on capital stock				(107)	(107)		(107)
Balance, June 30, 2025	26	$2,575	$815	$3,749	$4,564	$47	$7,186
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Income/(Loss)	$188	$210
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	34	2
Provision for/(reversal of) credit losses	4	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(37)	11
Change in net derivatives and hedging activities	(519)	298
Other adjustments, net	—	3
Net change in:
Accrued interest receivable	(11)	(17)
Other assets	—	(1)
Accrued interest payable	(37)	(113)
Other liabilities	(11)	(5)
Total adjustments	(577)	177
Net cash provided by/(used in) operating activities	(389)	387
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	288	(963)
Securities purchased under agreements to resell	(4,000)	350
Federal funds sold	(3,340)	1,416
AFS securities:
Proceeds from maturities and paydowns	2,090	131
Purchases	(1,710)	(1,389)
HTM securities:
Proceeds from maturities and paydowns	153	192
Advances:
Repaid	364,635	450,006
Originated	(358,702)	(443,488)
Mortgage loans held for portfolio:
Principal collected	26	28
Net cash provided by/(used in) investing activities	(560)	6,283

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	633	(160)
Net proceeds/(payments) on derivative contracts with financing elements	6	11
Net proceeds from issuance of consolidated obligations:
Bonds	33,729	26,380
Discount notes	44,320	40,037
Payments for matured and retired consolidated obligations:
Bonds	(38,019)	(35,814)
Discount notes	(39,524)	(36,877)
Proceeds from issuance of capital stock	1,462	989
Payments for repurchase/redemption of mandatorily redeemable capital stock	(200)	(177)
Payments for repurchase of capital stock	(1,345)	(954)
Cash dividends paid	(107)	(104)
Net cash provided by/(used in) financing activities	955	(6,669)
Net increase/(decrease) in cash and due from banks	6	1
Cash and due from banks at beginning of the period	2	5
Cash and due from banks at end of the period	$8	$6
Supplemental Disclosures:
Interest paid	$1,643	$2,193
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	—	36
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
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
Note 2 — Recently Issued and Adopted Accounting Guidance
There have been no recently adopted accounting standards that have had a material effect on the Bank’s financial statements. The following table provides a summary of recently issued accounting standards that may have an effect on the Bank’s financial statements.

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
The Bank does not intend to adopt this guidance early. While adoption of this guidance may affect the Bank’s disclosures, it will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as AFS or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold
At June 30, 2025, and December 31, 2024, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2025, and December 31, 2024. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $13 million and $1 million, respectively, as of June 30, 2025, and $15 million and a de minimis amount, respectively, as of December 31, 2024.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2025, and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes $1 million of accrued interest receivable as of June 30, 2025, and December 31, 2024, respectively.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of June 30, 2025, and December 31, 2024, were as follows:

June 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,338	$—	$2	$(3)	$6,337
State housing agency obligations	12	—	—	—	12
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	13,154	—	50	(11)	13,193
Private-label residential mortgage-backed securities (PLRMBS)	939	(33)	32	(18)	920
Total mortgage-backed securities (MBS)	14,093	(33)	82	(29)	14,113
Total	$20,443	$(33)	$84	$(32)	$20,462

December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,506	$—	$4	$—	$6,510
MBS:
GSEs – multifamily	12,790	—	62	(7)	12,845
PLRMBS	978	(30)	31	(22)	957
Total MBS	13,768	(30)	93	(29)	13,802
Total	$20,274	$(30)	$97	$(29)	$20,312

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $96 million and $92 million at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, the amortized cost of the Bank’s MBS classified as AFS included premiums of $46 million, discounts of $161 million, and previous credit losses related to the prior methodology of evaluating credit losses of $285 million for PLRMBS. At December 31, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $51 million, discounts of $175 million, and previous credit losses related to the prior methodology of evaluating credit losses of $293 million for PLRMBS. At June 30, 2025, and December 31, 2024, $587 million and $504 million of AFS securities, respectively, were pledged as collateral that may be repledged.
The following tables summarize the AFS securities with unrealized losses as of June 30, 2025, and December 31, 2024. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$3,357	$3	$123	$—	$3,480	$3
MBS – GSEs – multifamily	2,462	7	547	4	3,009	11
PLRMBS	33	—	258	18	291	18
Total	$5,852	$10	$928	$22	$6,780	$32

December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$1,350	$3	$668	$4	$2,018	$7
PLRMBS	62	3	244	19	306	22
Total	$1,412	$6	$912	$23	$2,324	$29

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities and state housing agency obligations classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of June 30, 2025, and December 31, 2024, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2025
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$2,389	$2,390
Due after 1 year through 5 years	3,949	3,947
Total U.S. Treasury obligations	6,338	6,337
State housing agency obligations:
Due after 1 year through 5 years	1	1
Due after 5 years through 10 years	11	11
Total State housing agency obligations	12	12
MBS	14,093	14,113
Total	$20,443	$20,462

December 31, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$3,181	$3,183
Due after 1 year through 5 years	3,325	3,327
Total U.S. Treasury obligations	6,506	6,510
MBS	13,768	13,802
Total	$20,274	$20,312
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$22	$—	$—	$22
MBS – GSEs:
MBS – GSEs – single-family	448	2	(10)	440
MBS – GSEs – multifamily	775	—	(2)	773
Subtotal MBS – GSEs	1,223	2	(12)	1,213
PLRMBS	90	—	(5)	85
Total	$1,335	$2	$(17)	$1,320

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$29	$—	$(1)	$28
MBS – GSEs:
MBS – GSEs – single-family	495	2	(13)	484
MBS – GSEs – multifamily	864	—	(2)	862
Subtotal MBS – GSEs	1,359	2	(15)	1,346
PLRMBS	101	—	(6)	95
Total	$1,489	$2	$(22)	$1,469
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and net charge-offs, and excludes accrued interest receivable of $4 million and $5 million at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, and December 31, 2024, the amortized cost of the Bank’s MBS classified as HTM included premiums of $2 million and discounts of $2 million, respectively.
Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three and six months ended June 30, 2025 and 2024. The Bank recorded no allowance for credit losses associated with HTM securities during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance, beginning of the period	$30	$26	$30	$31
(Charge-offs)/recoveries	—	(1)	(1)	(2)
Provision for/(reversal of) credit losses	3	3	4	(1)
Balance, end of the period	$33	$28	$33	$28
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology for the Bank’s PLRMBS portfolio since December 31, 2024. There were no transfers of PLRMBS from the Bank’s HTM portfolio to its AFS portfolio during the three and six months ended June 30, 2025 or 2024.
The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $4 million and $7 million for the three and six months ended June 30, 2025, respectively, and $5 million and $3 million for the three and six months ended June 30, 2024, respectively.
AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2024. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at June 30, 2025, and December 31, 2024.

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
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at June 30, 2025, and December 31, 2024.

(Dollars in millions)	June 30, 2025		December 31, 2024
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$18,737	4.33%	$23,712	4.30%
After 1 year through 2 years	10,827	3.99	11,067	3.81
After 2 years through 3 years	4,580	3.92	4,526	3.97
After 3 years through 4 years	1,818	4.29	3,264	4.13
After 4 years through 5 years	1,476	3.60	865	3.76
After 5 years	2,447	3.78	2,384	3.68
Total par value	39,885	4.13%	45,818	4.09%
Valuation adjustments for hedging activities	(42)		(198)
Valuation adjustments under fair value option	66		17
Total	$39,909		$45,637
(1)    Carrying amounts exclude accrued interest receivable of $70 million and $63 million at June 30, 2025, and December 31, 2024, respectively.
Advances outstanding with redemption terms within three months totaled $11.0 billion and $15.1 billion at June 30, 2025, and December 31, 2024, respectively. The Bank had advances with full prepayment symmetry outstanding totaling $22.7 billion at June 30, 2025, and $29.4 billion at December 31, 2024. The Bank had advances with partial prepayment symmetry outstanding totaling $87 million at June 30, 2025, and $142 million at December 31, 2024. Some advances may be repaid on specified call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $3.5 billion at June 30, 2025, and $2.7 billion at December 31, 2024. The Bank had putable advances totaling $5.6 billion at June 30, 2025, and $4.6 billion at December 31, 2024.
The following table summarizes advances at June 30, 2025, and December 31, 2024, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Within 1 year	$21,512	$26,023	$23,086	$27,676
After 1 year through 2 years	8,327	9,066	10,529	10,646
After 2 years through 3 years	4,580	4,526	3,245	3,487
After 3 years through 4 years	1,818	3,264	1,303	2,886
After 4 years through 5 years	1,476	855	1,175	398
After 5 years	2,172	2,084	547	725
Total par value	$39,885	$45,818	$39,885	$45,818

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that are 10% or more of total advances outstanding at June 30, 2025 and 2024, or that are 10% or more of total advance interest income for the three and six months ended June 30, 2025 and 2024.

	June 30, 2025		Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$5,600	14%	$56	11%	$97	10%
JPMorgan Chase, National Association(2)	2,573	6	32	6	102	11

	June 30, 2024		Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$17,717	32%	$203	35%	$441	37%
(1)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties.
(2)    A nonmember. On May 1, 2023, the California Department of Financial Protection and Innovation closed First Republic Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including $28.1 billion in advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.
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
At June 30, 2025, and December 31, 2024, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At June 30, 2025, and December 31, 2024, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2025, and December 31, 2024, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2025, and December 31, 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2025, and December 31, 2024, are detailed below:

(In millions)	June 30, 2025	December 31, 2024
Par value of advances:
Fixed rate:
Due within 1 year	$10,167	$15,218
Due after 1 year	17,948	20,101
Total fixed rate	28,115	35,319
Adjustable rate:
Due within 1 year	8,570	8,494
Due after 1 year	3,200	2,005
Total adjustable rate	11,770	10,499
Total par value	$39,885	$45,818
Note 5 — Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio consist of single-family mortgage loans purchased from participating financial institutions under the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago). The following table presents information as of June 30, 2025, and December 31, 2024, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	June 30, 2025	December 31, 2024
Fixed rate medium-term mortgage loans(1)	$10	$10
Fixed rate long-term mortgage loans(1)	623	648
Subtotal	633	658
Premiums	35	37
Discounts	(1)	(1)
Mortgage loans held for portfolio(2)	667	694
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$666	$693
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $4 million and $5 million at June 30, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2025, and December 31, 2024.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	June 30, 2025	December 31, 2024
30 – 59 days delinquent	$6	$8
60 – 89 days delinquent	1	2
90 days or more delinquent	18	17
Total past due	25	27
Total current loans	642	667
Total mortgage loans held for portfolio	$667	$694
In process of foreclosure, included above(2)	$2	$1
Nonaccrual loans(3)	$18	$17
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.67%	2.48%
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
(3)    At June 30, 2025, and December 31, 2024, $6 million and $5 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
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
At both June 30, 2025 and December 31, 2024, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amount of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three and six months ended June 30, 2025 and 2024.
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
Deposits outstanding as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
(In millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$1,771	$1,055
Non-interest-bearing deposits	4	6
Total	$1,775	$1,061

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2025, and December 31, 2024.

(Dollars in millions)	June 30, 2025		December 31, 2024
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$39,957	4.07%	$39,657	4.40%
After 1 year through 2 years	7,178	2.99	12,005	2.96
After 2 years through 3 years	1,846	3.40	1,920	2.62
After 3 years through 4 years	1,481	3.97	1,487	3.50
After 4 years through 5 years	3,024	4.51	2,706	4.35
After 5 years	777	2.77	777	2.76
Total par value	54,263	3.91%	58,552	4.00%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(194)		(363)
Fair value option valuation adjustments	(7)		(14)
Total	$54,061		$58,174
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds. The Bank’s participation in consolidated obligation bonds by call features at June 30, 2025, and December 31, 2024, was as follows:

(In millions)	June 30, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Non-callable	$29,877	$40,207
Callable	24,386	18,345
Total par value	$54,263	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2025, and December 31, 2024, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	June 30, 2025	December 31, 2024
Within 1 year	$48,836	$49,795
After 1 year through 2 years	4,604	7,608
After 2 years through 3 years	761	1,101
After 3 years through 4 years	26	12
After 4 years through 5 years	9	9
After 5 years	27	27
Total par value	$54,263	$58,552
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
June 30, 2025	$19,174	$19,311	4.18%
December 31, 2024	14,378	14,460	4.41%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at June 30, 2025, and December 31, 2024, are detailed in the following table.

(In millions)	June 30, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Fixed rate	$27,959	$23,410
Adjustable rate	25,909	34,692
Step-up	395	450
Total consolidated obligation bonds, par value	$54,263	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI) for the three months ended June 30, 2025 and 2024:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2024	$38	$(11)	$27
Other comprehensive income/(loss):
Net change in fair value	29		29
Net current period other comprehensive income/(loss)	29	—	29
Balance, June 30, 2024	$67	$(11)	$56

Balance, March 31, 2025	$87	$(5)	$82
Other comprehensive income/(loss):
Net change in fair value	(35)		(35)
Net current period other comprehensive income/(loss)	(35)	—	(35)
Balance, June 30, 2025	$52	$(5)	$47
The following table summarizes the changes in AOCI for the six months ended June 30, 2025 and 2024:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in fair value	128		128
Net current period other comprehensive income/(loss)	128	—	128
Balance, June 30, 2024	$67	$(11)	$56

Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in fair value	(16)		(16)
Net current period other comprehensive income/(loss)	(16)	—	(16)
Balance, June 30, 2025	$52	$(5)	$47
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of June 30, 2025, and December 31, 2024, the Bank complied with these capital rules and requirements as shown in the following table.

	June 30, 2025		December 31, 2024
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,213	$7,270	$1,058	$7,272
Total regulatory capital	$3,326	$7,270	$3,269	$7,272
Total regulatory capital ratio	4.00%	8.74%	4.00%	8.90%
Leverage capital	$4,157	$10,905	$4,087	$10,908
Leverage ratio	5.00%	13.12%	5.00%	13.35%
Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $131 million outstanding to five institutions at June 30, 2025, and $331 million outstanding to seven institutions at December 31, 2024. These amounts have been classified as a liability on the Bank’s Statements of Condition. The changes in mandatorily redeemable capital stock for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at the beginning of the period	$153	$666	$331	$706
Reclassified from/(to) capital during the period	—	—	—	36
Repurchase/redemption	(22)	(101)	(200)	(177)
Balance at the end of the period	$131	$565	$131	$565
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at June 30, 2025, and December 31, 2024.

(In millions)
Contractual Year of Redemption	June 30, 2025	December 31, 2024
Year 2	$—	$1
Year 3	127	3
Year 4	3	309
Year 5	—	18
Past contractual redemption date because of remaining activity(1)	1	—
Total	$131	$331
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
In July 2025, the required level of retained earnings was increased from $1.6 billion to $2.0 billion mainly attributable to higher non-MBS investment balances.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Excess stock totaled $164 million, or 0.20% of total assets as of June 30, 2025. Excess stock totaled $111 million, or 0.14% of total assets as of December 31, 2024.
On July 24, 2025, the Board declared a quarterly cash dividend on the average capital stock outstanding during the second quarter of 2025 at an annualized rate of 8.75%, totaling $63 million. The Bank recorded the dividend on July 24, 2025, and expects to pay the dividend on August 12, 2025.
For more information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, mandatorily redeemable capital stock, excess stock repurchase, retained earnings, and dividend framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2024 Form 10-K.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2025, or December 31, 2024.
Note 10 — Derivatives and Hedging Activities
General. The Bank regularly enters into interest rate exchange agreements. Beginning in the second quarter of 2025, advances with embedded options that are offset with an interest rate exchange agreement will generally be designated as fair value hedges, whereas the fair value option was generally elected previously. For more information on the Bank’s derivative strategies and accounting for derivatives and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of June 30, 2025, and December 31, 2024. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2025			December 31, 2024
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$76,970	$612	$256	$76,005	$713	$399
Derivatives not designated as hedging instruments:
Interest rate swaps	13,071	10	70	13,871	39	59
Total derivatives before netting and collateral adjustments	$90,041	622	326	$89,876	752	458
Netting adjustments and cash collateral(1)		(590)	(293)		(722)	(450)
Total derivative assets and total derivative liabilities		$32	$33		$30	$8
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $104 million and $210 million at June 30, 2025, and December 31, 2024, respectively. Cash collateral received, including accrued interest, was $401 million and $482 million at June 30, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$533	$270	$(606)	$(200)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(20)	$(114)	$11	$(2)
Hedged items	51	172	(70)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$31	$58	$(59)	$(2)

	Three Months Ended June 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$731	$292	$(786)	$(218)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$93	$134	$(59)	$(2)
Hedged items	55	(32)	(75)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$148	$102	$(134)	$(2)

	Six Months Ended June 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,006	$538	$(1,200)	$(326)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(84)	$(332)	$55	$(4)
Hedged items	153	447	(170)	4
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$69	$115	$(115)	$—

	Six Months Ended June 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,490	$575	$(1,636)	$(411)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$404	$532	$(220)	$(2)
Hedged items	(98)	(326)	(53)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$306	$206	$(273)	$(2)
(1)    Includes net interest settlements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2025, and December 31, 2024.

	June 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$16,939	$19,492	$(26,581)	$(14,375)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(61)	$(684)	$194	$—
Discontinued hedging relationships included in amortized cost	19	455	—	—
Total amount of fair value hedging basis adjustments	$(42)	$(229)	$194	$—

	December 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$24,880	$19,296	$(22,142)	$(9,702)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(230)	$(1,191)	$364	$(4)
Discontinued hedging relationships included in amortized cost	32	512	—	—
Total amount of fair value hedging basis adjustments	$(198)	$(679)	$364	$(4)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(13)	$(4)	$(37)	$7
Net interest settlements	14	8	24	13
Total net gain/(loss) related to derivatives not designated as hedging instruments	1	4	(13)	20
Price alignment amount(1)	—	(1)	(1)	(2)
Net gain/(loss) on derivatives	$1	$3	$(14)	$18
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Credit Risk. The Bank’s use of clearing agents and central counterparties helps mitigate credit risk exposure by employing standard valuation processes over initial and variation margin processes.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating to various rights and obligations. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2025, was $105 million, for which the Bank posted cash collateral of $103 million in the ordinary course of business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met. The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$618	$301	$730	$452
Cleared	4	25	22	6
Total gross recognized amount	622	326	752	458
Gross amount of netting adjustments and cash collateral
Uncleared	(586)	(289)	(729)	(444)
Cleared	(4)	(4)	7	(6)
Total gross amounts of netting adjustments and cash collateral	(590)	(293)	(722)	(450)
Total derivative assets and total derivative liabilities	$32	$33	$30	$8

Non-cash collateral received or pledged that can be sold or repledged
Cleared	$—	$21	$—	$—
Total net amount of non-cash collateral received or pledged	$—	$21	$—	$—

Net amount(1)(2)
Uncleared	$32	$12	$1	$8
Cleared	—	—	29	—
Total net amount	$32	$12	$30	$8
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At June 30, 2025, the Bank received excess non-cash collateral with a fair value of $3 million.
(2)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2025, and December 31, 2024, the Bank had additional net credit exposure of $566 million and $504 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in “Item 8. Financial Statement and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2024 Form 10-K. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three and six months ended June 30, 2025.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at June 30, 2025, and December 31, 2024.

	June 30, 2025
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$8	$8	$8	$—	$—	$—
Interest-bearing deposits	3,583	3,583	3,583	—	—	—
Securities purchased under agreements to resell	11,750	11,750	—	11,750	—	—
Federal funds sold	4,985	4,985	—	4,985	—	—
AFS securities	20,462	20,462	—	19,542	920	—
HTM securities	1,335	1,320	—	1,235	85	—
Advances	39,909	39,911	—	39,911	—	—
Mortgage loans held for portfolio	666	559	—	559	—	—
Accrued interest receivable	190	190	—	190	—	—
Derivative assets, net(2)	32	32	—	622	—	(590)
Other assets(3)	18	18	18	—	—	—
Liabilities
Deposits	1,775	1,775	—	1,775	—	—
Consolidated obligations:
Bonds	54,061	53,911	—	53,911	—	—
Discount notes	19,174	19,170	—	19,170	—	—
Total consolidated obligations	73,235	73,081	—	73,081	—	—
Mandatorily redeemable capital stock	131	131	131	—	—	—
Accrued interest payable	375	375	—	375	—	—
Derivative liabilities, net(2)	33	33	—	326	—	(293)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	3,765	3,765	3,765	—	—	—
Securities purchased under agreements to resell	7,750	7,750	—	7,750	—	—
Federal funds sold	1,645	1,645	—	1,645	—	—
AFS securities	20,312	20,312	—	19,355	957	—
HTM securities	1,489	1,469	—	1,374	95	—
Advances	45,637	45,596	—	45,596	—	—
Mortgage loans held for portfolio	693	576	—	576	—	—
Accrued interest receivable	181	181	—	181	—	—
Derivative assets, net(2)	30	30	—	752	—	(722)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,061	1,061	—	1,061	—	—
Consolidated obligations:
Bonds	58,174	57,985	—	57,985	—	—
Discount notes	14,378	14,376	—	14,376	—	—
Total consolidated obligations	72,552	72,361	—	72,361	—	—
Mandatorily redeemable capital stock	331	331	331	—	—	—
Accrued interest payable	412	412	—	412	—	—
Derivative liabilities, net(2)	8	8	—	458	—	(450)
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
For the periods presented, the Bank did not have any reclassifications for transfers in or out of level 3 of the fair value hierarchy. For more information related to the valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Fair Value” in the Bank’s 2024 Form 10-K. There have been no significant changes in these valuation methodologies and primary inputs during the three and six months ended June 30, 2025.
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
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2025, and December 31, 2024, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,337	$—	$—	$6,337
State housing agency obligations	—	12	—	—	12
MBS:
GSEs – multifamily	—	13,193	—	—	13,193
PLRMBS	—	—	920	—	920
Subtotal AFS MBS	—	13,193	920	—	14,113
Total AFS securities	—	19,542	920	—	20,462
Advances(2)	—	6,061	—	—	6,061
Derivative assets, net: interest rate-related	—	622	—	(590)	32
Other assets	18	—	—	—	18
Total recurring fair value measurements – Assets	$18	$26,225	$920	$(590)	$26,573
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$388	$—	$—	$388
Derivative liabilities, net: interest rate-related	—	326	—	(293)	33
Total recurring fair value measurements – Liabilities	$—	$714	$—	$(293)	$421
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,510	$—	$—	$6,510
MBS:
GSEs – multifamily	—	12,845	—	—	12,845
PLRMBS	—	—	957	—	957
Subtotal AFS MBS	—	12,845	957	—	13,802
Total AFS securities	—	19,355	957	—	20,312
Advances(2)	—	5,286	—	—	5,286
Derivative assets, net: interest rate-related	—	752	—	(722)	30
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,393	$957	$(722)	$25,645
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$436	$—	$—	$436
Derivative liabilities, net: interest rate-related	—	458	—	(450)	8
Total recurring fair value measurements – Liabilities	$—	$894	$—	$(450)	$444
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2025, and December 31, 2024.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2025, and December 31, 2024.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2025, and the year ended December 31, 2024.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended
(In millions)	June 30, 2025	June 30, 2024
Balance, beginning of the period	$942	$1,028
Total gain/(loss) realized and unrealized included in:
Interest income	4	5
(Provision for)/reversal of credit losses	(3)	(3)
Unrealized gain/(loss) included in AOCI	3	(10)
Settlements	(26)	(22)
Balance, end of the period	$920	$998
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$3	$(10)
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$1	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
(In millions)	June 30, 2025	June 30, 2024
Balance, beginning of the period	$957	$1,059
Total gain/(loss) realized and unrealized included in:
Interest income	7	3
(Provision for)/reversal of credit losses	(4)	1
Unrealized gain/(loss) included in AOCI	5	(13)
Settlements	(45)	(52)
Balance, end of the period	$920	$998
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$5	$(13)
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$3	$4
Fair Value Option. The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential earnings volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Advances	$10	$6	$43	$(6)
Consolidated obligation bonds	(2)	(3)	(6)	(5)
Total	$8	$3	$37	$(11)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2025 and 2024.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2025, and December 31, 2024:

	June 30, 2025			December 31, 2024
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,995	$6,061	$66	$5,269	$5,286	$17
Consolidated obligation bonds	395	388	(7)	450	436	(14)
(1)    At June 30, 2025, and December 31, 2024, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Commitments and Contingencies
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at June 30, 2025, and December 31, 2024.
For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2024 Form 10-K.
Off-balance sheet commitments as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025			December 31, 2024
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,540	$9,230	$19,770	$19,497
Commitments to issue consolidated obligation bonds, par	400	—	400	—
Commitments to fund additional advances (1)	—	—	—	5
(1)    Advances funded under advance commitments are fully collateralized at the time of funding.
The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $55 million at June 30, 2025, and December 31, 2024. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2025, and December 31, 2024. Advances funded under advance commitments are fully collateralized at the time of funding. For more information on the Bank’s standby letters of credit transactions, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies” in the Bank’s 2024 Form 10-K.
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

(In millions)	June 30, 2025	December 31, 2024
Assets:
Advances	$5,110	$5,713
Mortgage loans held for portfolio	68	70
Accrued interest receivable	4	9
Liabilities:
Deposits	$107	$16
Capital:
Capital Stock	$188	$190

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Income:
Advances	$85	$47	$122	$96
Mortgage loans held for portfolio	—	—	1	1
Interest Expense:
Deposits	$1	$—	$1	$—
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2025, and December 31, 2024, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the six months ended June 30, 2025 and 2024, the Bank extended overnight loans to other FHLBanks for $500 million and $10 million, respectively. During the six months ended June 30, 2025 and 2024, the Bank borrowed $750 million and $40 million, respectively, from other FHLBanks.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System (FHLBank System), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “plan,” “project,” “should,” “will,” “would,” “possible,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and redeem or repurchase excess stock, future credit losses, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:
•changes in economic and market conditions, including inflation and interest rates, changes in the credit ratings of the United States, including any effects of downgrades in the sovereign credit rating of the United States, and conditions in the mortgage, housing, and capital markets;
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
Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A – Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
Quarterly Overview
Net income for the second quarter of 2025 was $94 million, an increase of $8 million compared with the second quarter of 2024. The increase was primarily attributable to an increase in net interest income of $6 million, an increase in other income of $5 million, and a decrease in operating expense of $5 million, partially offset by an increase in voluntary housing and community investment contributions of $8 million.
The $6 million increase in net interest income was attributable to decreases in costs on lower balances of consolidated obligations and dividends paid on mandatorily redeemable capital stock classified as interest expense, offset by decreases in advance balances and yields on interest-earning assets.
The $5 million increase in other income was primarily driven by favorable net fair value movements in the Bank's financial instruments carried at fair value.
As of June 30, 2025, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory capital requirement with a regulatory capital ratio of 8.7% at June 30, 2025, a decrease from 8.9% at December 31, 2024. The Bank also exceeded its risk-based capital requirement of $1.2 billion with $7.3 billion in permanent capital.
On July 24, 2025, the Bank’s board of directors (Board) declared a quarterly cash dividend on the average capital stock outstanding during the second quarter of 2025 at an annualized rate of 8.75%. The Bank expects to pay the dividend on August 12, 2025.

Financial Highlights
The following table presents a summary of certain financial information for the Bank for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Selected Balance Sheet Items at Quarter End
Total Assets	$83,146	$77,993	$81,735	$83,270	$86,331
Advances	39,909	37,913	45,637	49,473	54,735
Mortgage Loans Held for Portfolio, Net	666	680	693	707	724
Investments(1)	42,115	38,982	34,961	32,587	30,383
Consolidated Obligations:
Bonds	54,061	56,079	58,174	62,745	54,925
Discount Notes	19,174	12,668	14,378	11,005	22,316
Mandatorily Redeemable Capital Stock	131	153	331	465	565
Capital Stock —Class B —Putable	2,575	2,443	2,458	2,416	2,449
Unrestricted Retained Earnings	3,749	3,707	3,668	3,631	3,581
Restricted Retained Earnings	815	815	815	815	815
Total Capital	7,186	7,047	7,004	6,909	6,901
Selected Operating Results for the Quarter
Net Interest Income	$142	$142	$148	$146	$136
Provision for/(Reversal of) Credit Losses	3	1	5	(4)	3
Other Income/(Loss)	17	20	15	30	12
Voluntary housing and community investment contributions	10	10	14	21	2
Other Expense	41	46	43	44	45
Affordable Housing Program (AHP) Assessment	11	11	11	13	12
Net Income/(Loss)	$94	$94	$90	$102	$86
Selected Other Data for the Quarter
Net Interest Margin(2)	0.68%	0.76%	0.72%	0.70%	0.65%
Return on Average Assets	0.45	0.50	0.43	0.48	0.41
Return on Average Equity	5.22	5.37	5.15	5.88	5.10
Annualized Dividend Rate	8.75	8.75	8.75	8.75	8.75
Dividend Payout Ratio(3)	57.81	62.72	61.88	52.46	43.93
Average Equity to Average Assets Ratio	8.66	9.25	8.36	8.21	8.01
Selected Other Data at Quarter End
Regulatory Capital Ratio(4)	8.74	9.13	8.90	8.80	8.58
Duration Gap (in months)	(0.3)	(0.4)	1.2	1.1	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, available-for-sale securities, and held-to-maturity securities.
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

Results of Operations
Net Interest Income for the Three Months Ended June 30, 2025 and 2024. The primary source of the Bank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended June 30, 2025 and 2024, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Second Quarter of 2025 Compared to Second Quarter of 2024

Average Balance Sheets

	Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,715	$41	4.43%	$4,588	$62	5.44%
Securities purchased under agreements to resell	2,964	32	4.37	1,056	14	5.42
Federal funds sold	6,259	68	4.39	4,415	59	5.42
Available-for-sale (AFS) securities:(1)
MBS(1)(2)	13,944	196	5.64	13,378	227	6.81
U.S. Treasury obligations	6,455	74	4.59	4,604	65	5.70
Held-to-maturity (HTM) securities: MBS	1,393	17	4.88	1,710	24	5.60
Advances(3)	47,921	533	4.46	53,795	731	5.46
Mortgage loans held for portfolio(4)	674	5	2.98	735	5	2.91
Total interest-earning assets	83,325	966	4.65	84,281	1,187	5.67
Other assets(5)	858			791
Total Assets	$84,183			$85,072
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$56,058	$606	4.33%	$59,086	$786	5.35%
Discount notes	18,444	200	4.34	16,259	218	5.35
Deposits and other borrowings	1,440	15	4.28	1,395	19	5.39
Mandatorily redeemable capital stock	148	3	10.08	621	28	18.28
Borrowings from other FHLBanks	7	—	4.39	—	—	—
Total interest-bearing liabilities	76,097	824	4.34	77,361	1,051	5.46
Other liabilities(5)	797			900
Total Liabilities	76,894			78,261
Total Capital	7,289			6,811
Total Liabilities and Capital	$84,183			$85,072
Net Interest Income		$142			$136
Net Interest Spread(6)			0.31%			0.21%
Net Interest Margin(7)			0.68%			0.65%
Interest-earning Assets/Interest-bearing Liabilities	109.50%			108.95%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income included net prepayment fees on AFS MBS of $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively.
(3)Interest income includes net prepayment fees on advances of $1 million and a de minimis amount for the three months ended June 30, 2025 and 2024, respectively.
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
Net interest income in the second quarter of 2025 was $142 million, a 4% increase from $136 million in the second quarter of 2024. The average balance of total interest-earning assets in the second quarter of 2025 was $83.3 billion, a 1% decrease from $84.3 billion in the second quarter of 2024. The following table details the changes in interest income and interest expense for the second quarter of 2025 compared to the second quarter of 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2025, versus Three Months Ended June 30, 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(21)	$(11)	$(10)
Securities purchased under agreements to resell	18	21	(3)
Federal funds sold	9	22	(13)
AFS securities:
MBS(2)	(31)	9	(40)
U.S. Treasury obligations(2)	9	23	(14)
HTM securities: MBS	(7)	(4)	(3)
Advances(2)	(198)	(74)	(124)
Total interest income	(221)	(14)	(207)
Interest expense:
Consolidated obligations:
Bonds(2)	(180)	(38)	(142)
Discount notes(2)	(18)	28	(46)
Deposits and other borrowings	(4)	—	(4)
Mandatorily redeemable capital stock	(25)	(16)	(9)
Total interest expense	(227)	(26)	(201)
Net interest income	$6	$12	$(6)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The increase in net interest income was primarily driven by a lower average balance of mandatorily redeemable capital stock, which changed by 76% to $148 million at June 30, 2025 from $621 million at June 30, 2024. The net interest margin was 68 basis points for the second quarter of 2025, 3 basis points higher than the net interest margin for the second quarter of 2024, which was 65 basis points. The increase in net interest margin was primarily driven by decreases in interest expense of consolidated obligation bonds to $606 million during the three months ended June 30, 2025, from $786 million during the three months ended June 30, 2024, and on mandatorily redeemable capital stock to $3 million during the three months ended June 30, 2025, from $28 million during the three months ended June 30, 2024, as well as a lower advances average balance of $5.9 billion to $47.9 billion as of June 30, 2025, from $53.8 billion as of June 30, 2024.
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

See “Item 1. Financial Statements – Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
The following tables present the effect of derivatives and hedging activities on net interest income for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(24)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	(1)	—	—	—	(1)
Net interest settlements on derivatives	39	86	(58)	(2)	65
Price alignment amount(1)	(1)	(4)	(1)	—	(6)
Total effect on net interest income	$31	$58	$(59)	$(2)	$28

	Three Months Ended
	June 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(26)	$—	$—	$(32)
Net gain/(loss) on derivatives and hedged items	2	1	—	(1)	2
Net interest settlements on derivatives	161	136	(134)	(1)	162
Price alignment amount(1)	(9)	(9)	—	—	(18)
Total effect on net interest income	$148	$102	$(134)	$(2)	$114
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2025 and 2024.

	Three Months Ended
(In millions)	June 30, 2025	June 30, 2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$8	$3
Net gain/(loss) on derivatives	1	3
Standby letters of credit fees	5	4
Other, net	3	2
Total Other Income/(Loss)	$17	$12
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The favorable change in net gains on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to the decline in interest rates and the Bank’s higher balance of fixed rate advances relative to consolidated obligations held under the fair value option.
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
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30, 2025			June 30, 2024
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(14)	$13	$(1)	$(7)	$13	$6
Not elected for fair value option	(4)	7	3	(5)	7	2
Consolidated obligation bonds:
Elected for fair value option	2	(2)	—	3	(5)	(2)
Not elected for fair value option	4	(4)	—	4	(7)	(3)
Consolidated obligation discount notes:
Not elected for fair value option	(1)	—	(1)	1	—	1
Price alignment amount(1)	—	—	—	(1)	—	(1)
Total	$(13)	$14	$1	$(5)	$8	$3
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the second quarter of 2025, net gains on derivatives totaled $1 million compared to net gains of $3 million in the second quarter of 2024. These amounts included interest income of $14 million and $8 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2025 and 2024, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 10 – Derivatives and Hedging Activities.”
Other Expense. During the second quarter of 2025, other expenses totaled $51 million, compared to $47 million in the second quarter of 2024. The $4 million increase in other expense was primarily attributable to the Bank’s increase in voluntary housing and community investment contributions mainly to fund downpayment assistance grants to homebuyers (delivered by participating member financial institutions), partially offset by a decrease in compensation and benefits.
Affordable Housing Program. The Bank’s statutory Affordable Housing Program (AHP) assessments equaled $11 million and $12 million for the three months ended June 30, 2025 and 2024, respectively. For more information on the Bank’s AHP, see “Item 1. Business – Affordable Housing Program” in the Bank’s 2024 Form 10-K.
Return on Average Equity. Return on average equity (ROE) was 5.22% (annualized) for the second quarter of 2025, compared to 5.10% (annualized) for the second quarter of 2024. The increase was driven by an increase in net income for the second quarter of 2025 and an increase in average equity from $6.8 billion in the second quarter of 2024 to $7.3 billion in the second quarter of 2025. The increase in average equity was driven by an increase in the averages of capital stock outstanding and unrestricted retained earnings.

Dividends and Retained Earnings. In the second quarter of 2025, the Bank paid dividends at an annualized rate of 8.75%, totaling $58 million, including $52 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $66 million, including $51 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock.
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

Net Interest Income for the Six Months Ended June 30, 2025 and 2024. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the six months ended June 30, 2025 and 2024, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Average Balance Sheets

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,868	$85	4.43%	$4,261	$115	5.45%
Securities purchased under agreements to resell	2,219	48	4.38	1,464	39	5.42
Federal funds sold	5,843	127	4.39	4,976	134	5.42
AFS securities:(1)
MBS(1)(2)	13,838	391	5.69	13,418	446	6.68
U.S. Treasury obligations	6,442	147	4.62	4,565	129	5.70
HTM securities: MBS	1,429	35	4.93	1,750	49	5.59
Advances(3)	45,220	1,006	4.48	54,813	1,490	5.47
Mortgage loans held for portfolio(4)	680	10	3.04	742	11	2.99
Loans to other FHLBanks	3	—	4.39	—	—	—
Total interest-earning assets	79,542	1,849	4.69	85,989	2,413	5.64
Other assets(5)	806			720
Total Assets	$80,348			$86,709
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$55,671	$1,200	4.35%	$61,647	$1,636	5.34%
Discount notes	15,107	326	4.34	15,362	411	5.35
Deposits and other borrowings	1,479	31	4.29	1,331	36	5.41
Mandatorily redeemable capital stock	202	8	8.23	652	44	13.66
Borrowings from other FHLBanks	7	—	4.39	—	—	—
Total interest-bearing liabilities	72,466	1,565	4.36	78,992	2,127	5.42
Other liabilities(5)	701			989
Total Liabilities	73,167			79,981
Total Capital	7,181			6,728
Total Liabilities and Capital	$80,348			$86,709
Net Interest Income		$284			$286
Net Interest Spread(6)			0.33%			0.22%
Net Interest Margin(7)			0.72%			0.67%
Interest-earning Assets/Interest-bearing Liabilities	109.76%			108.86%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income included net prepayment fees on AFS MBS of $7 million and $2 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Interest income includes net prepayment fees on advances of $3 million and $2 million for the six months ended June 30, 2025 and 2024, respectively.
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
Net interest income for the first six months of 2025 was $284 million, a 1% decrease from $286 million for the first six months of 2024. The average balance of total interest-earning assets in the first six months of 2025 was $79.5 billion, a 7% decrease from $86.0 billion in the first six months of 2024. The following table details the changes in interest income and interest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2025, versus to Six Months Ended June 30, 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest-earning assets:
Interest-bearing deposits	$(30)	$(10)	$(20)
Securities purchased under agreements to resell	9	17	(8)
Federal funds sold	(7)	21	(28)
AFS securities:
MBS(2)	(55)	13	(68)
U.S. Treasury obligations(2)	18	46	(28)
HTM securities: MBS	(14)	(8)	(6)
Advances(2)	(484)	(239)	(245)
Mortgage loans held for portfolio	(1)	(1)	—
Total interest-earning assets	(564)	(161)	(403)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(436)	(149)	(287)
Discount notes(2)	(85)	(7)	(78)
Deposits	(5)	3	(8)
Mandatorily redeemable capital stock	(36)	(23)	(13)
Total interest-bearing liabilities	(562)	(176)	(386)
Net interest income	$(2)	$15	$(17)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
The $2 million decline in net interest income was primarily driven by a lower yield on advances, which decreased to a yield of 4.48% during the six months ended June 30, 2025 from a yield of 5.47% during the six months ended June 30, 2024. The net interest margin was 72 basis points for the first six months of 2025, 5 basis points higher than the net interest margin for the first six months of 2024, which was 67 basis points. The increase in net interest margin was driven mainly by a lower advances average balance of $9.6 billion to $45.2 billion as of June 30, 2025, from $54.8 billion as of June 30, 2024.

The following tables present the effect of derivatives and hedging activities on net interest income for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(11)	$(49)	$—	$(60)
Net gain/(loss) on derivatives and hedged items	(1)	(2)	—	(3)
Net interest settlements on derivatives	85	175	(114)	146
Price alignment amount(1)	(4)	(9)	(1)	(14)
Total effect on net interest income(2)	$69	$115	$(115)	$69

	Six Months Ended
	June 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(12)	$(51)	$—	$—	$(63)
Net gain/(loss) on derivatives and hedged items	4	2	—	(1)	5
Net interest settlements on derivatives	333	272	(272)	(1)	332
Price alignment amount(1)	(19)	(17)	(1)	—	(37)
Total effect on net interest income	$306	$206	$(273)	$(2)	$237
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
(2)The effect of derivatives and hedging activities on net interest income for consolidated obligation discount notes was de minimis for the six months ended June 30, 2025.
See “Item 1. Financial Statements – Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2025 and 2024.

	Six Months Ended
(In millions)	June 30, 2025	June 30, 2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$37	$(11)
Net gain/(loss) on derivatives	(14)	18
Standby letters of credit fees	10	9
Termination of long-term funding arrangement	—	30
Other, net	4	2
Total Other Income/(Loss)	$37	$48
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

Net Gain/(Loss) on Derivatives – The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the six months ended June 30, 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
(In millions)	June 30, 2025			June 30, 2024
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(46)	$24	$(22)	$11	$25	$36
Not elected for fair value option	(5)	13	8	(11)	14	3
Consolidated obligation bonds:
Elected for fair value option	6	(5)	1	3	(12)	(9)
Not elected for fair value option	10	(8)	2	2	(14)	(12)
Consolidated obligation discount notes:
Not elected for fair value option	(2)	—	(2)	2	—	2
Price alignment amount(1)	(1)	—	(1)	(2)	—	(2)
Total	$(38)	$24	$(14)	$5	$13	$18
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first six months of 2025, net losses on derivatives totaled $14 million compared to net gains of $18 million in the first six months of 2024. These amounts included interest income of $24 million and $13 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2025 and 2024, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
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
Other Expense. During the first six months of 2025, other expenses totaled $107 million, compared to $97 million in the first six months of 2024. The $10 million increase in other expense was primarily attributable to the Bank’s increase in voluntary housing and community investment contributions mainly to fund downpayment assistance grants to homebuyers (delivered by participating member financial institutions), partially offset by a decrease in compensation and benefits.
Affordable Housing Program. The Bank’s statutory AHP assessment equaled $22 million and $28 million for the six months ended June 30, 2025 and 2024, respectively, with the decrease attributable to lower net earnings.

Return on Average Equity. ROE (annualized) was 5.29% for the first six months of 2025, compared to 6.28% for the first six months of 2024. The decrease reflected lower net income for the first six months of 2025, which decreased 10% to $188 million in the first six months of 2025 from $210 million in the first six months of 2024, which was partially offset by an increase in average equity to $7.2 billion in the first six months of 2025 from $6.7 billion in the first six months of 2024. The increase in average equity was driven by an increase in the averages of capital stock outstanding, unrestricted retained earnings, and unrealized gains on AFS agency MBS.
Dividends and Retained Earnings. In the first six months of 2025, the Bank paid dividends at an annualized rate of 8.75%, totaling $122 million, including $107 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock. In the first six months of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $135 million, including $104 million in dividends on capital stock and $31 million in dividends on mandatorily redeemable capital stock.
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
Financial Condition
Total assets were $83.1 billion at June 30, 2025, compared to $81.7 billion at December 31, 2024. Advances decreased by $5.7 billion, or 13%, to $39.9 billion at June 30, 2025, from $45.6 billion at December 31, 2024. Average advances were $45.2 billion for the first six months of 2025, a 18% decrease from $54.8 billion for the first six months of 2024. Advances declined primarily due to maturities of advances held by nonmembers in connection with certain Bank member acquisitions that occurred in 2023. Investments at June 30, 2025, were $42.1 billion, a net increase of $7.1 billion from $35.0 billion at December 31, 2024, attributable to increases in securities purchased under agreements to resell of $4.0 billion and federal funds sold of $3.3 billion.
Advances outstanding at June 30, 2025, included net unrealized gains of $24 million, of which $42 million represented unrealized losses on hedged advances and $66 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2024, included net unrealized losses of $181 million, of which $198 million represented unrealized losses on hedged advances and $17 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains and losses on advances from December 31, 2024, to June 30, 2025, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances during the period.
Total liabilities were $76.0 billion at June 30, 2025, an increase of $1.3 billion from $74.7 billion at December 31, 2024, primarily reflecting a $683 million increase in consolidated obligations outstanding to $73.2 billion at June 30, 2025, from $72.6 billion at December 31, 2024. Average consolidated obligations were $70.8 billion for the first six months of 2025 and $77.0 billion for the first six months of 2024.
Consolidated obligations outstanding at June 30, 2025, included net unrealized gains of $194 million on hedged consolidated obligation bonds and unrealized gains of $7 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2024, included net unrealized gains of $363 million on hedged consolidated obligation bonds and unrealized gains of $14 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The change in the net unrealized gains on the consolidated obligation bonds from December 31, 2024, to June 30, 2025, was primarily attributable to the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to consolidated obligation bond terms and volumes during the period.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2025, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at June 30, 2025, and December 31, 2024.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements – Note 12 – Commitments and Contingencies.”
Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type at June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$3,455	9%	$4,455	10%
Adjustable – SOFR, callable at borrower’s option	3,200	8	2,400	5
Subtotal adjustable rate advances	6,655	17	6,855	15
Fixed	5,303	13	5,711	12
Fixed – amortizing	27	—	33	—
Fixed – with PPS(1)	87	—	142	—
Fixed – with FPS(1)	16,815	42	24,563	54
Fixed – callable at borrower’s option with FPS(1)	275	1	310	1
Fixed – putable at Bank’s option with FPS(1)	5,608	14	4,560	10
Subtotal fixed rate advances	28,115	70	35,319	77
Daily variable rate	5,115	13	3,644	8
Total par value	$39,885	100%	$45,818	100%
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
MBS Investments – The Bank’s MBS portfolio was $15.4 billion and $15.3 billion at June 30, 2025, and December 31, 2024, respectively. During the first six months of 2025, the Bank’s MBS portfolio increased primarily because of a $397 million increase in valuation adjustments for hedging activities and $152 million in purchases, including $52 million settling in the third quarter of 2025, partially offset by $393 million in principal repayments and an $11 million decrease in the fair values of MBS investments classified as AFS.
Mortgage Loans – Mortgage loan balances were $666 million at June 30, 2025, a decrease of $27 million from $693 million at December 31, 2024. Average mortgage loans were $680 million for the first six months of 2025, a decrease of $62 million from $742 million for the first six months of 2024.

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
As of June 30, 2025, and December 31, 2024, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of June 30, 2025, and December 31, 2024, were within the tolerance levels provided by the Finance Agency’s guidelines. At June 30, 2025, the Bank had $400 million in commitments to issue consolidated obligations. The Bank had no commitments to issue consolidated obligations at December 31, 2024.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2024 Form 10-K.
In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), are not recorded on the Bank’s Statements of Condition or may be recorded on the Bank’s Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2025, and December 31, 2024, the Bank had $19.8 billion and $19.5 billion in standby letters of credit outstanding, respectively. The Bank had no commitments to fund advances at June 30, 2025, compared to $5 million in commitments to fund advances at December 31, 2024.
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
Credit Ratings. As discussed in the Bank’s 2024 Form 10-K, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States. On May 19, 2025, Moody’s Ratings (Moody’s) downgraded the long-term senior unsecured debt ratings of the FHLBank System to Aa1 from Aaa. The rating action reflects the recent downgrade by Moody’s of the U.S. government’s long-term issuer and senior unsecured ratings to Aa1 with a stable outlook from Aaa with a negative outlook. Rating agency actions may adversely affect the Bank's cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which may impact the Bank's overall liquidity. The downgrade by Moody’s did not impact any current obligations of the Bank, nor did it have an impact on the Bank's cost of funding, access to liquidity, or financial condition or results of operations.
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
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates decreased to 61%, or $24.5 billion, at June 30, 2025, compared to 64%, or $29.3 billion, at December 31, 2024.

Several of the Bank’s top 10 advance borrowers and their affiliates at the end of 2022 were involved in voluntary liquidation, or Federal Deposit Insurance Corporation receivership during 2023, or have been acquired by nonmember institutions. As of June 30, 2025, and December 31, 2024, nonmembers accounted for $4.7 billion, or 12%, and $12.1 billion, or 27%, of total advances outstanding, respectively. Nonmembers, excluding housing associates in the Bank’s district, accounted for $43 million, or 8%, and $129 million, or 13%, of the Bank’s interest income from advances for the three and six months ended June 30, 2025, respectively. Nonmembers accounted for $223 million, or 38%, and $482 million, or 41%, of the Bank’s interest income from advances for the three and six months ended June 30, 2024, respectively. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be subject to a number of factors including, but not limited to, a member’s ability to generate new business, seek new advances, or pursue consolidation opportunities within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of June 30, 2025, and December 31, 2024.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

June 30, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	8	$5,593	$5,683
11% – 25%	8	4,934	6,588
26% – 50%	18	10,096	15,726
More than 50%	166	39,071	178,153
Total	200	$59,694	$206,150

December 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$5,719	$5,877
11% – 25%	6	10,362	12,103
26% – 50%	23	19,877	35,439
More than 50%	162	29,396	137,135
Total	201	$65,354	$190,554
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of June 30, 2025. The Bank has never experienced any credit losses on advances. For information related to the Bank’s collateral requirements and loan pledge practices, including specific identification and delivery criteria, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Credit Risk” in the Bank’s 2024 Form 10-K.
As of June 30, 2025, of the loan collateral pledged to the Bank, 16% was pledged by 22 institutions by specific identification, 47% was pledged by 117 institutions under a blanket lien with detailed reporting, and 37% was pledged by 134 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.
As of June 30, 2025, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at June 30, 2025, and December 31, 2024.

Composition of Loan Collateral Pledged

(In millions)	June 30, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$141,859	$95,378	$130,538	$89,568
Second lien residential mortgage loans and home equity lines of credit	14,671	6,938	13,183	6,421
Multifamily mortgage loans	34,692	22,742	35,095	22,245
Commercial mortgage loans	77,377	49,677	71,907	45,632
Loan participations(1)	1,323	480	963	343
Small business, small farm, and small agribusiness loans	1,575	387	1,443	356
Total	$271,497	$175,602	$253,129	$164,565
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At June 30, 2025, and December 31, 2024, the unpaid principal balance of these loans totaled $5.5 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At June 30, 2025, and December 31, 2024, the borrowing capacity of these loans totaled $3.8 billion and $3.9 billion, respectively.

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

The following table presents the Bank’s investment credit exposure at June 30, 2025, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$6,337	$—	$—	$—	$—	$6,337
State housing agency obligations	12	—	—	—	—	12
MBS:
Other U.S. obligations – single-family	22	—	—	—	—	22
MBS – GSEs:
GSEs – single-family(2)	444	—	3	1	—	448
GSEs – multifamily	13,968	—	—	—	—	13,968
Total MBS – GSEs	14,412	—	3	1	—	14,416
PLRMBS	12	20	25	487	466	1,010
Total MBS	14,446	20	28	488	466	15,448
Total securities	20,795	20	28	488	466	21,797
Interest-bearing deposits	1,042	2,541	—	—	—	3,583
Securities purchased under agreements to resell(3)	9,250	500	—	—	2,000	11,750
Federal funds sold(4)	2,485	2,500	—	—	—	4,985
Total investments	$33,572	$5,561	$28	$488	$2,466	$42,115
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at June 30, 2025, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at June 30, 2025, and December 31, 2024.

	Carrying Value(1)
(In millions)	June 30, 2025	December 31, 2024
Interest-bearing deposits	$3,583	$3,765
Federal funds sold	4,985	1,645
Total	$8,568	$5,410
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2025, and December 31, 2024.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch. This table does not reflect the foreign sovereign government’s credit rating. At June 30, 2025, 58% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At June 30, 2025, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$692	$2,541	$3,233
U.S. subsidiaries of foreign commercial banks	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	1,042	2,541	3,583
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	100	400	500
Finland	1,490	—	1,490
France	—	100	100
Germany	—	250	250
Japan	—	1,000	1,000
Netherlands	—	650	650
Singapore	100	—	100
Sweden	300	100	400
Total U.S. branches and agency offices of foreign commercial banks	2,485	2,500	4,985
Total unsecured credit exposure	$3,527	$5,041	$8,568
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2025.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2025. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P. The Bank’s internal rating may differ from this rating.
The Bank’s MBS investments include PLRMBS and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2025, the Bank’s MBS portfolio was 216% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of June 30, 2025, the Bank’s investment in MBS had gross unrealized losses totaling $46 million, $23 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2025, all of the gross unrealized losses on its agency MBS are temporary.
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
Uncleared Derivatives – The Bank has adopted credit policies and exposure limits for uncleared derivatives counterparty credit exposure. The Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2025. Additional information related to the Bank’s uncleared derivative transaction risk mitigation activities and related uncleared margin rules are included in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
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
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at June 30, 2025.

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Cleared derivatives(2)	$55,083	$(21)	$587	$566
Total derivative positions with credit exposure to nonmember counterparties	$55,083	$(21)	$587	$566
Derivative positions without credit exposure	34,958
Total notional	$90,041
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
In the Bank’s 2024 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first six months of 2025 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank’s 2024 Form 10-K and in “Item 8. Financial Statements and Supplementary Data – Note 11 – Fair Value.”

Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.
Legislative and Regulatory Developments
The FHLBanks are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s results of operations and reputation.
Beginning in the second quarter of 2025, the Finance Agency: (a) modified several advisory bulletins applicable to the Bank, including with respect to expectations related to diversity practices with service providers, (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal repealing the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation, and (c) designated the number of directorships for the Bank starting January 1, 2026, which will reduce the number of director seats for the Bank from thirteen (13) to nine (9), as further discussed in “Part II. Item 5. Other Information” of this Form 10-Q.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on the Bank and the FHLBank System. For further discussion of related risks, see “Item 1A – Risk Factors – Regulatory Risks” in the Bank’s 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank’s measured market value of capital sensitivity was within the limits as of June 30, 2025.
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of June 30, 2025, and December 31, 2024.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2025	December 31, 2024
+200 basis-point change	+0.5%	–2.4%
+100 basis-point change	+0.3	–1.2
–100 basis-point change(2)	–0.1	+1.2
–200 basis-point change(2)	+0.1	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2025, have decreased as compared to the estimates as of December 31, 2024. The driver for the change is the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS. Compared to December 31, 2024, interest rates as of June 30, 2025, have decreased 4 basis points for the one-month Treasury bill, decreased 60 basis points for the five-year Treasury note, and decreased 35 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 272% as of June 30, 2025.
Adjusted Net Interest Income as a Percent of Capital – The Bank assesses the impact of interest rate changes on its projected earnings by monitoring its adjusted net interest income as a percent of capital. With the indicated interest rate shifts, the adjusted net interest income on capital for the 12-month horizon is projected to remain within the limit of -210 basis-points. For more information on adjusted net interest income and adjusted net interest income as a percent of capital, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2024 Form 10-K.
Duration Gap – The Bank monitors the duration gap analysis and does not have a risk limit. The driver for the change in the duration gap is due to the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS. The following table presents the Bank's duration gap for its assets and liabilities at June 30, 2025, and December 31, 2024.

Duration Gap Analysis

	June 30, 2025		December 31, 2024
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$83,146	0.7	$81,735	2.1
Liabilities	75,960	1.0	74,731	0.9
Net	$7,186	(0.3)	$7,004	1.2
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
Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Item 1A – Risk Factors” in the Bank’s 2024 Form 10-K. Reference is made to “Quarterly Overview”, as well as other sections, of “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Prior to each year’s election of directors for the Bank’s board of directors (Board), the director of the Finance Agency (Finance Agency), pursuant to federal statutory authority, designates the number of directorships for the following year for each state in the Bank’s district, including the seats up for election. In its order dated July 2, 2025 (the Order), the Finance Agency’s director reduced the overall size of the Bank’s Board from thirteen (13) to nine (9) directors.
The new composition of the Board effective January 1, 2026, will be: three (3) California member directors, one (1) Arizona member director, one (1) Nevada member director, and four (4) independent directors. Pursuant to the Order, the following four (4) directorship positions will be eliminated as of December 31, 2025: one California directorship with a current term ending December 31, 2025; one California directorship with a current term ending December 31, 2027; one independent directorship with a current term ending December 31, 2027; and one independent directorship with a current term ending December 31, 2028. On July 29, 2025, in connection with the Order, the terms of the following directors were truncated to end December 31, 2025: 1) Ana E. Fonseca; 2) Lori R. Gay; and 3) Silvio Tavares. The California member directorship held by Marangal Domingo will expire on December 31, 2025, pursuant to its term. All other directorship terms remain the same.
Accordingly, in 2025 there will be an election for one (1) member director position representing the Bank’s California members and a district-wide election for two (2) independent director positions, each with a four (4) year term beginning January 1, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on July 25, 2025

10.1	General Release Agreement by and between the Federal Home Loan Bank of San Francisco and Anne Segrest McCulloch, dated May 9, 2025

10.2	Employment Agreement, by and between the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated June 2, 2025, incorporated by reference to Exhibit 10.1 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2025 (Commission File No. 000-51398)

10.3	Executive Incentive Plan as Amended and Restated March 28, 2025

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

Federal Home Loan Bank of San Francisco

/S/ JOSEPH E. AMATO
Joseph E. Amato Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)