Form 10-Q
period 2025-09-30
Federal Home Loan Bank of San Francisco
filed 2025-10-31
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 28, 2025
Class B Stock, par value $100 per share	26,264,449

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$12	$2
Interest-bearing deposits	3,306	3,765
Securities purchased under agreements to resell	8,250	7,750
Federal funds sold	7,277	1,645
Available-for-sale (AFS) securities, net of allowance for credit losses of $31 and $30, respectively (amortized cost of $20,509 and $20,274, respectively)	20,569	20,312
Held-to-maturity (HTM) securities (fair values of $1,001 and $1,469, respectively)	1,014	1,489
Advances (includes $5,512 and $5,286 at fair value under the fair value option, respectively)	34,242	45,637
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	652	693
Accrued interest receivable	195	181
Derivative assets, net	25	30
Other assets	227	231
Total Assets	$75,769	$81,735
Liabilities:
Deposits	$1,046	$1,061
Consolidated obligations:
Bonds (includes $360 and $436 at fair value under the fair value option, respectively)	48,747	58,174
Discount notes	17,648	14,378
Total consolidated obligations	66,395	72,552
Mandatorily redeemable capital stock	112	331
Borrowings from other Federal Home Loan Banks (FHLBanks)	300	—
Accrued interest payable	367	412
Affordable Housing Program (AHP) payable	142	140
Derivative liabilities, net	19	8
Other liabilities	249	227
Total Liabilities	68,630	74,731
Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
24 shares and 25 shares, respectively	2,439	2,458
Unrestricted retained earnings	3,798	3,668
Restricted retained earnings	815	815
Total Retained Earnings	4,613	4,483
Accumulated other comprehensive income/(loss) (AOCI)	87	63
Total Capital	7,139	7,004
Total Liabilities and Capital	$75,769	$81,735
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest Income:
Advances	$462	$695	$1,468	$2,185
Interest-bearing deposits	40	60	125	175
Securities purchased under agreements to resell	32	13	80	52
Federal funds sold	65	62	192	196
AFS securities	280	313	818	888
HTM securities	15	22	50	71
Mortgage loans held for portfolio	5	5	15	16
Total Interest Income	899	1,170	2,748	3,583
Interest Expense:
Consolidated obligations:
Bonds	561	794	1,761	2,430
Discount notes	173	200	499	611
Deposits	15	18	46	54
Mandatorily redeemable capital stock	3	12	11	56
Total Interest Expense	752	1,024	2,317	3,151
Net Interest Income	147	146	431	432
Provision for/(reversal of) credit losses	(2)	(4)	2	(5)
Net Interest Income After Provision for/(Reversal of) Credit Losses	149	150	429	437
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(3)	72	34	61
Net gain/(loss) on derivatives	15	(49)	1	(31)
Standby letters of credit fees	4	5	14	14
Termination of long-term funding arrangement	—	—	—	30
Other, net	3	2	7	4
Total Other Income/(Loss)	19	30	56	78
Non-Interest Expense:
Compensation and benefits	24	25	77	81
Other operating expense	13	14	41	43
Federal Housing Finance Agency	2	3	6	7
Office of Finance	1	2	4	5
Voluntary housing and community investment contributions	6	21	26	27
Other, net	—	—	(1)	(1)
Total Non-Interest Expense	46	65	153	162
Income/(Loss) Before Assessment	122	115	332	353
AHP assessment	12	13	34	41
Net Income/(Loss)	$110	$102	$298	$312
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net Income/(Loss)	$110	$102	$298	$312
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	39	(8)	23	120
Net change in pension and postretirement benefits	1	(1)	1	(1)
Total other comprehensive income/(loss)	40	(9)	24	119
Total Comprehensive Income/(Loss)	$150	$93	$322	$431
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2024	24	$2,449	$815	$3,581	$4,396	$56	$6,901
Comprehensive income/(loss)			—	102	102	(9)	93
Issuance of capital stock	3	331					331
Repurchase of capital stock	(3)	(364)					(364)
Cash dividends paid on capital stock				(52)	(52)		(52)
Balance, September 30, 2024	24	$2,416	$815	$3,631	$4,446	$47	$6,909

Balance, June 30, 2025	26	$2,575	$815	$3,749	$4,564	$47	$7,186
Comprehensive income/(loss)			—	110	110	40	150
Issuance of capital stock	6	644					644
Repurchase of capital stock	(7)	(763)					(763)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(17)					(17)
Cash dividends paid on capital stock				(61)	(61)		(61)
Balance, September 30, 2025	24	$2,439	$815	$3,798	$4,613	$87	$7,139

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	312	312	119	431
Issuance of capital stock	13	1,320					1,320
Repurchase of capital stock	(13)	(1,318)					(1,318)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(36)					(36)
Cash dividends paid on capital stock				(156)	(156)		(156)
Balance, September 30, 2024	24	$2,416	$815	$3,631	$4,446	$47	$6,909

Balance, December 31, 2024	25	$2,458	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)			—	298	298	24	322
Issuance of capital stock	21	2,106					2,106
Repurchase of capital stock	(21)	(2,108)					(2,108)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(17)					(17)
Cash dividends paid on capital stock				(168)	(168)		(168)
Balance, September 30, 2025	24	$2,439	$815	$3,798	$4,613	$87	$7,139
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Income/(Loss)	$298	$312
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	66	(15)
Provision for/(reversal of) credit losses	2	(5)
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(34)	(61)
Change in net derivatives and hedging activities	(633)	(527)
Other adjustments, net	—	4
Net change in:
Accrued interest receivable	(13)	(3)
Other assets	(6)	2
Accrued interest payable	(44)	(118)
Other liabilities	25	(1)
Total adjustments	(637)	(724)
Net cash provided by/(used in) operating activities	(339)	(412)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	589	(1,131)
Securities purchased under agreements to resell	(500)	1,900
Federal funds sold	(5,632)	(1,034)
AFS securities:
Proceeds from maturities and paydowns	3,110	204
Purchases	(2,774)	(2,063)
HTM securities:
Proceeds from maturities and paydowns	475	297
Advances:
Repaid	530,934	701,067
Originated	(519,313)	(688,774)
Mortgage loans held for portfolio:
Principal collected	39	44
Net cash provided by/(used in) investing activities	6,928	10,510

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(78)	375
Net change in borrowings from other FHLBanks	300	—
Net proceeds/(payments) on derivative contracts with financing elements	9	16
Net proceeds from issuance of consolidated obligations:
Bonds	41,030	48,532
Discount notes	67,957	52,711
Payments for matured and retired consolidated obligations:
Bonds	(50,699)	(50,457)
Discount notes	(64,692)	(60,840)
Proceeds from issuance of capital stock	2,106	1,320
Payments for repurchase/redemption of mandatorily redeemable capital stock	(236)	(277)
Payments for repurchase of capital stock	(2,108)	(1,318)
Cash dividends paid	(168)	(156)
Net cash provided by/(used in) financing activities	(6,579)	(10,094)
Net increase/(decrease) in cash and due from banks	10	4
Cash and due from banks at beginning of the period	2	5
Cash and due from banks at end of the period	$12	$9
Supplemental Disclosures:
Interest paid	$2,415	$3,228
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	17	36
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

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
This update removes all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.
		This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as AFS or HTM.
Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold
At September 30, 2025, and December 31, 2024, all investments in interest-bearing deposits and federal funds sold were repaid or were expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2025, and December 31, 2024.
The carrying value of interest-bearing deposits excludes $12 million and $15 million of accrued interest receivable as of September 30, 2025, and December 31, 2024, respectively. The carrying value of federal funds sold excludes $1 million and a de minimis amount of accrued interest receivable as of September 30, 2025, and December 31, 2024, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2025, and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes $1 million of accrued interest receivable as of September 30, 2025, and December 31, 2024.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type as of September 30, 2025, and December 31, 2024, were as follows:

September 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,516	$—	$3	$(1)	$6,518
State housing agency obligations	28	—	—	—	28
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	13,045	—	78	(3)	13,120
Private-label residential mortgage-backed securities (PLRMBS)	920	(31)	32	(18)	903
Total mortgage-backed securities (MBS)	13,965	(31)	110	(21)	14,023
Total	$20,509	$(31)	$113	$(22)	$20,569

December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,506	$—	$4	$—	$6,510
MBS:
GSEs – multifamily	12,790	—	62	(7)	12,845
PLRMBS	978	(30)	31	(22)	957
Total MBS	13,768	(30)	93	(29)	13,802
Total	$20,274	$(30)	$97	$(29)	$20,312

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Amortized cost excludes accrued interest receivable of $102 million and $92 million at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, the amortized cost of the Bank’s MBS classified as AFS included premiums of $43 million and discounts of $154 million. At December 31, 2024, the amortized cost of the Bank’s MBS classified as AFS included premiums of $51 million and discounts of $175 million. At September 30, 2025, and December 31, 2024, $562 million and $504 million of AFS securities, respectively, were pledged as collateral that may be repledged.
The following tables summarize unrealized losses by length of time that individual AFS securities in each security type had been in a continuous loss position.

September 30, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,820	$1	$124	$—	$1,944	$1
State housing agency obligations	11	—	—	—	11	—
MBS – GSEs – multifamily	659	1	607	2	1,266	3
PLRMBS	28	1	243	17	271	18
Total	$2,518	$3	$974	$19	$3,492	$22

December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$1,350	$3	$668	$4	$2,018	$7
PLRMBS	62	3	244	19	306	22
Total	$1,412	$6	$912	$23	$2,324	$29
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities and state housing agency obligations classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS as of September 30, 2025, and December 31, 2024, are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2025
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,885	$1,885
Due after 1 year through 5 years	4,631	4,633
Total U.S. Treasury obligations	6,516	6,518
State housing agency obligations:
Due after 1 year through 5 years	1	1
Due after 5 years through 10 years	27	27
Total state housing agency obligations	28	28
MBS	13,965	14,023
Total	$20,509	$20,569

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
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$20	$—	$—	$20
MBS – GSEs:
Single-family	423	1	(8)	416
Multifamily	487	—	(1)	486
Subtotal MBS – GSEs	910	1	(9)	902
PLRMBS	84	—	(5)	79
Total	$1,014	$1	$(14)	$1,001

December 31, 2024
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$29	$—	$(1)	$28
MBS – GSEs:
Single-family	495	2	(13)	484
Multifamily	864	—	(2)	862
Subtotal MBS – GSEs	1,359	2	(15)	1,346
PLRMBS	101	—	(6)	95
Total	$1,489	$2	$(22)	$1,469
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Amortized cost excludes accrued interest receivable of $3 million and $5 million at September 30, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Allowance for Credit Losses on AFS and HTM Securities. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS for the three and nine months ended September 30, 2025 and 2024. The Bank recorded no allowance for credit losses associated with HTM securities during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance, beginning of the period	$33	$28	$30	$31
(Charge-offs)/recoveries	—	1	(1)	(1)
Provision for/(reversal of) credit losses	(2)	(4)	2	(5)
Balance, end of the period	$31	$25	$31	$25
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology for the Bank’s PLRMBS portfolio since December 31, 2024.
At September 30, 2025, and December 31, 2024, the previously recognized credit losses under the prior methodology of evaluating credit losses totaled $282 million and $293 million for PLRMBS, respectively. The total net accretion recognized in interest income associated with these PLRMBS totaled $3 million and $10 million for the three and nine months ended September 30, 2025, respectively, and $5 million and $8 million for the three and nine months ended September 30, 2024, respectively.
AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2024. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at September 30, 2025, and December 31, 2024.
Note 4 — Advances
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate at September 30, 2025, and December 31, 2024.

(Dollars in millions)	September 30, 2025		December 31, 2024
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$16,440	3.92%	$23,712	4.30%
After 1 year through 2 years	7,848	4.20	11,067	3.81
After 2 years through 3 years	5,075	4.02	4,526	3.97
After 3 years through 4 years	1,066	3.97	3,264	4.13
After 4 years through 5 years	1,689	3.70	865	3.76
After 5 years	2,079	3.79	2,384	3.68
Total par value	34,197	3.98%	45,818	4.09%
Valuation adjustments for hedging activities	(18)		(198)
Valuation adjustments under fair value option	63		17
Total	$34,242		$45,637
(1)    Carrying amounts exclude accrued interest receivable of $71 million and $63 million at September 30, 2025, and December 31, 2024, respectively.
Advances outstanding with redemption terms within three months totaled $5.9 billion and $15.1 billion at September 30, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at September 30, 2025, and December 31, 2024, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Within 1 year	$19,215	$26,023	$20,905	$27,676
After 1 year through 2 years	5,348	9,066	7,253	10,646
After 2 years through 3 years	5,075	4,526	3,738	3,487
After 3 years through 4 years	1,066	3,264	656	2,886
After 4 years through 5 years	1,689	855	1,098	398
After 5 years	1,804	2,084	547	725
Total par value	$34,197	$45,818	$34,197	$45,818
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding, or 10% or more of total advance interest income.

	September 30, 2025		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$3,400	10%	$48	11%	$145	11%

	September 30, 2024		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$14,116	29%	$166	30%	$607	35%
Western Alliance Bank	2,500	5	54	10	150	9
(1)    Interest income amounts exclude prepayment fees and the interest effect of interest rate exchange agreements with derivative counterparties.
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
At September 30, 2025, and December 31, 2024, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At September 30, 2025, and December 31, 2024, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2025, and December 31, 2024, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2025, and December 31, 2024.
Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2025, and December 31, 2024, are detailed below:

(In millions)	September 30, 2025	December 31, 2024
Par value of advances:
Fixed rate:
Due within 1 year	$11,114	$15,218
Due after 1 year	15,257	20,101
Total fixed rate	26,371	35,319
Adjustable rate:
Due within 1 year	5,326	8,494
Due after 1 year	2,500	2,005
Total adjustable rate	7,826	10,499
Total par value	$34,197	$45,818
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information as of September 30, 2025, and December 31, 2024, on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	September 30, 2025	December 31, 2024
Fixed rate medium-term mortgage loans(1)	$9	$10
Fixed rate long-term mortgage loans(1)	611	648
Subtotal	620	658
Premiums	34	37
Discounts	(1)	(1)
Mortgage loans held for portfolio(2)	653	694
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$652	$693
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at September 30, 2025, and December 31, 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2025, and December 31, 2024.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	September 30, 2025	December 31, 2024
30 – 59 days delinquent	$8	$8
60 – 89 days delinquent	2	2
90 days or more delinquent	16	17
Total past due	26	27
Total current loans	627	667
Total mortgage loans held for portfolio	$653	$694
In process of foreclosure, included above(2)	$2	$1
Nonaccrual loans(3)	$16	$17
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.49%	2.48%
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
(3)    At September 30, 2025, and December 31, 2024, $6 million and $5 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. At both September 30, 2025 and December 31, 2024, the allowance for credit losses on the mortgage loan portfolio was $1 million. The amounts of charge-offs and recoveries related to the allowance for credit losses on the mortgage loan portfolio were de minimis for the three and nine months ended September 30, 2025 and 2024.
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
Deposits outstanding as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
(In millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$1,040	$1,055
Term	2	—
Non-interest-bearing deposits	4	6
Total	$1,046	$1,061

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at September 30, 2025, and December 31, 2024.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2025, and December 31, 2024.

(Dollars in millions)	September 30, 2025		December 31, 2024
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$33,463	3.74%	$39,657	4.40%
After 1 year through 2 years	9,220	3.73	12,005	2.96
After 2 years through 3 years	1,767	3.41	1,920	2.62
After 3 years through 4 years	1,546	4.22	1,487	3.50
After 4 years through 5 years	2,102	4.39	2,706	4.35
After 5 years	787	2.78	777	2.76
Total par value	48,885	3.75%	58,552	4.00%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(132)		(363)
Fair value option valuation adjustments	(5)		(14)
Total	$48,747		$58,174
The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds. The Bank’s participation in consolidated obligation bonds by call features at September 30, 2025, and December 31, 2024, was as follows:

(In millions)	September 30, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Non-callable	$29,685	$40,207
Callable	19,200	18,345
Total par value	$48,885	$58,552
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2025, and December 31, 2024, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Within 1 year	$40,783	$49,795
After 1 year through 2 years	7,523	7,608
After 2 years through 3 years	543	1,101
After 3 years through 4 years	9	12
After 4 years through 5 years	—	9
After 5 years	27	27
Total par value	$48,885	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
September 30, 2025	$17,648	$17,758	4.01%
December 31, 2024	14,378	14,460	4.41%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds at September 30, 2025, and December 31, 2024, are detailed in the following table.

(In millions)	September 30, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Fixed rate	$25,560	$23,410
Adjustable rate	22,960	34,692
Step-up	365	450
Total consolidated obligation bonds, par value	$48,885	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI) for the three months ended September 30, 2025 and 2024:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2024	$67	$(11)	$56
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(8)		(8)
Net current period other comprehensive income/(loss)	(8)	(1)	(9)
Balance, September 30, 2024	$59	$(12)	$47

Balance, June 30, 2025	$52	$(5)	$47
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		1	1
Net change in fair value	39		39
Net current period other comprehensive income/(loss)	39	1	40
Balance, September 30, 2025	$91	$(4)	$87
The following table summarizes the changes in AOCI for the nine months ended September 30, 2025 and 2024:

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	120		120
Net current period other comprehensive income/(loss)	120	(1)	119
Balance, September 30, 2024	$59	$(12)	$47

Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		1	1
Net change in fair value	23		23
Net current period other comprehensive income/(loss)	23	1	24
Balance, September 30, 2025	$91	$(4)	$87

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
As of September 30, 2025, and December 31, 2024, the Bank complied with these capital rules and requirements as shown in the following table.

	September 30, 2025		December 31, 2024
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,095	$7,164	$1,058	$7,272
Total regulatory capital	$3,031	$7,164	$3,269	$7,272
Total regulatory capital ratio	4.00%	9.46%	4.00%	8.90%
Leverage capital	$3,788	$10,746	$4,087	$10,908
Leverage ratio	5.00%	14.18%	5.00%	13.35%
Mandatorily Redeemable Capital Stock. The changes in mandatorily redeemable capital stock for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at the beginning of the period	$131	$565	$331	$706
Reclassified from/(to) capital during the period	17	—	17	36
Repurchase/redemption	(36)	(100)	(236)	(277)
Balance at the end of the period	$112	$465	$112	$465
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. There have been no significant changes to the Bank’s capital plan and capital stock requirements (including excess stock repurchase provisions) from those disclosed in the Bank’s 2024 Form 10-K.
Excess stock totaled $136 million, or 0.18% of total assets as of September 30, 2025. Excess stock totaled $111 million, or 0.14% of total assets as of December 31, 2024.
On October 23, 2025, the Board declared a quarterly cash dividend on the average capital stock outstanding during the third quarter of 2025 at an annualized rate of 8.75%, totaling $60 million. The Bank recorded the dividend on October 23, 2025, and expects to pay the dividend on November 13, 2025.
For more information on the Bank’s membership capital stock requirement and activity-based capital stock requirement, mandatorily redeemable capital stock, excess stock repurchase, retained earnings, and dividend framework, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” in the Bank’s 2024 Form 10-K.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2025, or December 31, 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 10 — Derivatives and Hedging Activities
General. The Bank regularly enters into interest rate exchange agreements. Beginning in the second quarter of 2025, the Bank began designating advances with embedded options that are offset with interest rate exchange agreements as fair value hedges. Historically, the fair value option was typically elected for these transactions.
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2025, and December 31, 2024. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2025			December 31, 2024
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$71,977	$590	$192	$76,005	$713	$399
Derivatives not designated as hedging instruments:
Interest rate swaps	12,827	7	60	13,871	39	59
Total derivatives before netting and collateral adjustments	$84,804	597	252	$89,876	752	458
Netting adjustments and cash collateral(1)		(572)	(233)		(722)	(450)
Total derivative assets and total derivative liabilities		$25	$19		$30	$8
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $80 million and $210 million at September 30, 2025, and December 31, 2024, respectively. Cash collateral received, including accrued interest, was $419 million and $482 million at September 30, 2025, and December 31, 2024, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$462	$280	$(561)	$(173)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$11	$7	$1	$(1)
Hedged items	22	52	(62)	(2)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$33	$59	$(61)	$(3)

	Three Months Ended September 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$695	$313	$(794)	$(200)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(288)	$(487)	$169	$3
Hedged items	424	595	(297)	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$136	$108	$(128)	$(1)

	Nine Months Ended September 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,468	$818	$(1,761)	$(499)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(73)	$(325)	$56	$(5)
Hedged items	175	499	(232)	2
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$102	$174	$(176)	$(3)

	Nine Months Ended September 30, 2024
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$2,185	$888	$(2,430)	$(611)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$116	$45	$(51)	$1
Hedged items	326	269	(350)	(4)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$442	$314	$(401)	$(3)
(1)    Includes net interest settlements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2025, and December 31, 2024.

	September 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$16,695	$19,551	$(24,190)	$(11,971)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(31)	$(589)	$132	$(2)
Discontinued hedging relationships included in amortized cost	13	419	—	—
Total amount of fair value hedging basis adjustments	$(18)	$(170)	$132	$(2)

	December 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$24,880	$19,296	$(22,142)	$(9,702)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(230)	$(1,191)	$364	$(4)
Discontinued hedging relationships included in amortized cost	32	512	—	—
Total amount of fair value hedging basis adjustments	$(198)	$(679)	$364	$(4)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$3	$(60)	$(34)	$(53)
Net interest settlements	12	11	36	24
Total net gain/(loss) related to derivatives not designated as hedging instruments	15	(49)	2	(29)
Price alignment amount(1)	—	—	(1)	(2)
Net gain/(loss) on derivatives	$15	$(49)	$1	$(31)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Credit Risk. The Bank’s use of clearing agents and central counterparties helps mitigate credit risk exposure by employing standard valuation processes over initial and variation margin processes.
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating to various rights and obligations. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2025, was $83 million, for which the Bank posted cash collateral of $80 million in the ordinary course of business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank may present derivative instruments, related cash collateral received or pledged, and associated accrued interest by clearing agent or by counterparty on a net basis when the netting requirements have been met. The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$595	$242	$730	$452
Cleared	2	10	22	6
Total gross recognized amount	597	252	752	458
Gross amount of netting adjustments and cash collateral
Uncleared	(570)	(231)	(729)	(444)
Cleared	(2)	(2)	7	(6)
Total gross amounts of netting adjustments and cash collateral	(572)	(233)	(722)	(450)
Total derivative assets and total derivative liabilities	$25	$19	$30	$8

Non-cash collateral received or pledged that can be sold or repledged
Cleared	$—	$8	$—	$—
Total net amount of non-cash collateral received or pledged	$—	$8	$—	$—

Net amount(1)(2)
Uncleared	$25	$11	$1	$8
Cleared	—	—	29	—
Total net amount	$25	$11	$30	$8
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At September 30, 2025, the Bank received excess non-cash collateral with a fair value of $2 million.
(2)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2025, and December 31, 2024, the Bank had additional net credit exposure of $554 million and $504 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs since the Bank’s 2024 Form 10-K. At September 30, 2025, and December 31, 2024, the Bank did not have any reclassifications for transfers in or out of Level 3 of the fair value hierarchy.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments at September 30, 2025, and December 31, 2024.

	September 30, 2025
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$12	$12	$12	$—	$—	$—
Interest-bearing deposits	3,306	3,306	3,306	—	—	—
Securities purchased under agreements to resell	8,250	8,250	—	8,250	—	—
Federal funds sold	7,277	7,277	—	7,277	—	—
AFS securities	20,569	20,569	—	19,666	903	—
HTM securities	1,014	1,001	—	922	79	—
Advances	34,242	34,261	—	34,261	—	—
Mortgage loans held for portfolio	652	558	—	558	—	—
Accrued interest receivable	195	195	—	195	—	—
Derivative assets, net(2)	25	25	—	597	—	(572)
Other assets(3)	19	19	19	—	—	—
Liabilities
Deposits	1,046	1,046	—	1,046	—	—
Consolidated obligations:
Bonds	48,747	48,633	—	48,633	—	—
Discount notes	17,648	17,645	—	17,645	—	—
Total consolidated obligations	66,395	66,278	—	66,278	—	—
Mandatorily redeemable capital stock	112	112	112	—	—	—
Borrowings from other FHLBanks	300	300	—	300	—	—
Accrued interest payable	367	367	—	367	—	—
Derivative liabilities, net(2)	19	19	—	252	—	(233)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$2	$2	$2	$—	$—	$—
Interest-bearing deposits	3,765	3,765	3,765	—	—	—
Securities purchased under agreements to resell	7,750	7,750	—	7,750	—	—
Federal funds sold	1,645	1,645	—	1,645	—	—
AFS securities	20,312	20,312	—	19,355	957	—
HTM securities	1,489	1,469	—	1,374	95	—
Advances	45,637	45,596	—	45,596	—	—
Mortgage loans held for portfolio	693	576	—	576	—	—
Accrued interest receivable	181	181	—	181	—	—
Derivative assets, net(2)	30	30	—	752	—	(722)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,061	1,061	—	1,061	—	—
Consolidated obligations:
Bonds	58,174	57,985	—	57,985	—	—
Discount notes	14,378	14,376	—	14,376	—	—
Total consolidated obligations	72,552	72,361	—	72,361	—	—
Mandatorily redeemable capital stock	331	331	331	—	—	—
Accrued interest payable	412	412	—	412	—	—
Derivative liabilities, net(2)	8	8	—	458	—	(450)
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at September 30, 2025, and December 31, 2024, by level within the fair value hierarchy.

September 30, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,518	$—	$—	$6,518
State housing agency obligations	—	28	—	—	28
MBS:
GSEs – multifamily	—	13,120	—	—	13,120
PLRMBS	—	—	903	—	903
Subtotal AFS MBS	—	13,120	903	—	14,023
Total AFS securities	—	19,666	903	—	20,569
Advances(2)	—	5,512	—	—	5,512
Derivative assets, net: interest rate-related	—	597	—	(572)	25
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$25,775	$903	$(572)	$26,125
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$360	$—	$—	$360
Derivative liabilities, net: interest rate-related	—	252	—	(233)	19
Total recurring fair value measurements – Liabilities	$—	$612	$—	$(233)	$379
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,510	$—	$—	$6,510
MBS:
GSEs – multifamily	—	12,845	—	—	12,845
PLRMBS	—	—	957	—	957
Subtotal AFS MBS	—	12,845	957	—	13,802
Total AFS securities	—	19,355	957	—	20,312
Advances(2)	—	5,286	—	—	5,286
Derivative assets, net: interest rate-related	—	752	—	(722)	30
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,393	$957	$(722)	$25,645
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$436	$—	$—	$436
Derivative liabilities, net: interest rate-related	—	458	—	(450)	8
Total recurring fair value measurements – Liabilities	$—	$894	$—	$(450)	$444
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2025, and December 31, 2024.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2025, and December 31, 2024.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2025, and the year ended December 31, 2024.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
(In millions)	September 30, 2025	September 30, 2024
Balance, beginning of the period	$920	$998
Total gain/(loss) realized and unrealized included in:
Interest income	3	5
(Provision for)/reversal of credit losses	2	4
Unrealized gain/(loss) included in AOCI	—	16
Settlements	(22)	(26)
Balance, end of the period	$903	$997
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$—	$17
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$6	$9

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024
Balance, beginning of the period	$957	$1,059
Total gain/(loss) realized and unrealized included in:
Interest income	10	8
(Provision for)/reversal of credit losses	(2)	5
Unrealized gain/(loss) included in AOCI	5	3
Settlements	(67)	(78)
Balance, end of the period	$903	$997
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$5	$4
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$9	$13
Fair Value Option. The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Advances	$—	$83	$43	$77
Consolidated obligation bonds	(3)	(11)	(9)	(16)
Total	$(3)	$72	$34	$61
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2025 and 2024.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at September 30, 2025, and December 31, 2024:

	September 30, 2025			December 31, 2024
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,449	$5,512	$63	$5,269	$5,286	$17
Consolidated obligation bonds	365	360	(5)	450	436	(14)
(1)    At September 30, 2025, and December 31, 2024, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Commitments and Contingencies
Off-balance sheet commitments as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025			December 31, 2024
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,287	$8,581	$18,868	$19,497
Commitments to fund additional advances	110	—	110	5
The carrying value of guarantees related to standby letters of credit, recorded in other liabilities, was $53 million and $55 million at September 30, 2025, and December 31, 2024, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2025, and December 31, 2024. Advances funded under advance commitments are fully collateralized at the time of funding.
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

(In millions)	September 30, 2025	December 31, 2024
Assets:
Advances	$4,438	$5,713
Mortgage loans held for portfolio	66	70
Accrued interest receivable	4	9
Liabilities:
Deposits	$95	$16
Capital:
Capital Stock	$171	$190

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Income:
Advances	$79	$62	$201	$158
Mortgage loans held for portfolio	1	1	2	2
Interest Expense:
Deposits	$—	$—	$1	$1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2025, and December 31, 2024, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. During the nine months ended September 30, 2025 and 2024, the Bank extended overnight loans to other FHLBanks for $500 million and $210 million, respectively. During the nine months ended September 30, 2025 and 2024, the Bank borrowed $1.1 billion and $60 million, respectively, from other FHLBanks.

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
Quarterly Overview
Net income for the third quarter of 2025 was $110 million, an increase of $8 million compared with the third quarter of 2024. The increase was primarily attributable to a decrease in total non-interest expense of $19 million, partially offset by a decrease in other income of $11 million.
Net interest income increased slightly by $1 million as decreases in costs on lower consolidated obligation balances and dividends paid on mandatorily redeemable capital stock classified as interest expense were offset by decreases in advance balances and yields on interest-earning assets.
The $19 million decrease in total non-interest expense was primarily attributable to a decrease of $15 million in voluntary housing and community investment contributions, mainly driven by timing differences in the funding of downpayment assistance grants to middle-income homebuyers. Lower operating expense also contributed to the reduction in non-interest expense.
The $11 million decrease in other income was primarily driven by a decline in net fair value gains associated with certain derivatives and financial instruments carried at fair value.
As of September 30, 2025, the Bank exceeded all regulatory capital requirements. The Bank exceeded its 4.0% regulatory capital requirement with a regulatory capital ratio of 9.5% at September 30, 2025, an increase from 8.9% at December 31, 2024. The Bank also exceeded its risk-based capital requirement of $1.1 billion with $7.2 billion in permanent capital. In addition, the Bank exceeded its $2.0 billion level of required retained earnings, which is a level established by the Bank's Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework), implemented in accordance with Finance Agency guidance, with retained earnings totaling $4.6 billion at September 30, 2025.
For more information about the Bank’s required retained earnings and Framework, see “Item 1. Business – Capital,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2024 Form 10-K.
On October 23, 2025, the Bank’s board of directors (Board) declared a quarterly cash dividend on the average capital stock outstanding during the third quarter of 2025 at an annualized rate of 8.75%. The Bank expects to pay the dividend on November 13, 2025.

Financial Highlights
The following table presents a summary of certain financial information for the Bank during the three months for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Selected Balance Sheet Items at Quarter End
Total Assets	$75,769	$83,146	$77,993	$81,735	$83,270
Advances	34,242	39,909	37,913	45,637	49,473
Mortgage Loans Held for Portfolio, Net	652	666	680	693	707
Investments(1)	40,416	42,115	38,982	34,961	32,587
Consolidated Obligations:
Bonds	48,747	54,061	56,079	58,174	62,745
Discount Notes	17,648	19,174	12,668	14,378	11,005
Mandatorily Redeemable Capital Stock	112	131	153	331	465
Capital Stock —Class B —Putable	2,439	2,575	2,443	2,458	2,416
Unrestricted Retained Earnings	3,798	3,749	3,707	3,668	3,631
Restricted Retained Earnings	815	815	815	815	815
Total Capital	7,139	7,186	7,047	7,004	6,909
Selected Operating Results for the Quarter
Net Interest Income	$147	$142	$142	$148	$146
Provision for/(Reversal of) Credit Losses	(2)	3	1	5	(4)
Other Income/(Loss)	19	17	20	15	30
Voluntary housing and community investment contributions	6	10	10	14	21
Other Non-Interest Expense	40	41	46	43	44
Affordable Housing Program (AHP) Assessment	12	11	11	11	13
Net Income/(Loss)	$110	$94	$94	$90	$102
Selected Other Data for the Quarter
Net Interest Margin(2)	0.77%	0.68%	0.76%	0.72%	0.70%
Return on Average Assets	0.56	0.45	0.50	0.43	0.48
Return on Average Equity	5.98	5.22	5.37	5.15	5.88
Annualized Dividend Rate	8.75	8.75	8.75	8.75	8.75
Dividend Payout Ratio(3)	54.72	57.81	62.72	61.88	52.46
Average Equity to Average Assets Ratio	9.44	8.66	9.25	8.36	8.21
Selected Other Data at Quarter End
Regulatory Capital Ratio(4)	9.46	8.74	9.13	8.90	8.80
Duration Gap (in months)	0.0	(0.3)	(0.4)	1.2	1.1
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, available-for-sale securities, and held-to-maturity securities.
(2)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(3)This ratio is calculated as dividends per share divided by net income per share.
(4)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes accumulated other comprehensive income/(loss).

Results of Operations
Net Interest Income for the Three Months Ended September 30, 2025 and 2024. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the three months ended September 30, 2025 and 2024, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Third Quarter of 2025 Compared to Third Quarter of 2024

Average Balance Sheets

	Three Months Ended
	September 30, 2025			September 30, 2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,598	$40	4.41%	$4,418	$60	5.38%
Securities purchased under agreements to resell	2,859	32	4.36	958	13	5.36
Federal funds sold	5,889	65	4.36	4,575	62	5.36
Available-for-sale (AFS) securities:(1)
MBS(1)(2)	13,989	205	5.81	13,857	232	6.67
U.S. Treasury and state housing agency obligations	6,465	75	4.62	5,741	81	5.62
Held-to-maturity (HTM) securities: MBS	1,223	15	4.85	1,604	22	5.64
Advances(3)	41,081	462	4.46	51,364	695	5.38
Mortgage loans held for portfolio(4)	660	5	3.00	717	5	2.61
Loans to other FHLBanks	—	—	—	2	—	5.42
Total interest-earning assets	75,764	899	4.70	83,236	1,170	5.59
Other assets(5)	938			772
Total Assets	$76,702			$84,008
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$51,430	561	4.33%	$59,602	794	5.30%
Discount notes	15,864	173	4.33	14,923	200	5.34
Deposits and other borrowings	1,361	15	4.21	1,357	18	5.31
Mandatorily redeemable capital stock	130	3	8.83	520	12	9.12
Borrowings from other FHLBanks	4	—	4.18	—	—	—
Total interest-bearing liabilities	68,789	752	4.33	76,402	1,024	5.33
Other liabilities(5)	672			706
Total Liabilities	69,461			77,108
Total Capital	7,241			6,900
Total Liabilities and Capital	$76,702			$84,008
Net Interest Income		$147			$146
Net Interest Spread(6)			0.37%			0.26%
Net Interest Margin(7)			0.77%			0.70%
Interest-earning Assets/Interest-bearing Liabilities	110.14%			108.94%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income included net prepayment fees on AFS MBS of $7 million and $3 million for the three months ended September 30, 2025 and 2024, respectively.
(3)Interest income includes net prepayment fees on advances of a de minimis amount and $1 million for the three months ended September 30, 2025 and 2024, respectively.
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

The following table details the changes in interest income and interest expense for the third quarter of 2025 compared to the third quarter of 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2025, versus Three Months Ended September 30, 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(20)	$(10)	$(10)
Securities purchased under agreements to resell	19	21	(2)
Federal funds sold	3	16	(13)
AFS securities:
MBS(2)	(27)	3	(30)
U.S. Treasury and state housing agency obligations(2)	(6)	9	(15)
HTM securities: MBS	(7)	(5)	(2)
Advances(2)	(233)	(126)	(107)
Total interest income	(271)	(92)	(179)
Interest expense:
Consolidated obligations:
Bonds(2)	(233)	(100)	(133)
Discount notes(2)	(27)	13	(40)
Deposits and other borrowings	(3)	—	(3)
Mandatorily redeemable capital stock	(9)	(9)	—
Total interest expense	(272)	(96)	(176)
Changes in net interest income	$1	$4	$(3)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income in the third quarter of 2025 was $147 million, a 1% increase from $146 million in the third quarter of 2024. The $1 million increase in net interest income was driven by decreases in costs on lower consolidated obligation balances and dividends paid on mandatorily redeemable capital stock and a $4 million increase in AFS MBS prepayment fees in the third quarter of 2025, offset by decreases in advance balances and yields on interest-earning assets.
The net interest margin was 77 basis points for the third quarter of 2025, seven basis points higher than the 70 basis points for the third quarter of 2024. This increase was driven by a $10.3 billion decline in the average balance of advances and higher AFS MBS prepayment fees in the third quarter of 2025.
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
See “Item 1. Financial Statements – Note 4 – Advances” for more information on the Bank’s largest members and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances” for more information on the loss of the Bank’s largest borrowers and its potential effect on the Bank’s opportunity to grow advances.
The following tables present the effect of derivatives and hedging activities on net interest income for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$—	$(31)
Net interest settlements on derivatives	40	86	(61)	(3)	62
Price alignment amount(1)	(1)	(2)	—	—	(3)
Total effect on net interest income	$33	$59	$(61)	$(3)	$28

	Three Months Ended
	September 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(5)	$(25)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	—	(2)	—	—	(2)
Net interest settlements on derivatives	147	140	(127)	(1)	159
Price alignment amount(1)	(6)	(5)	(1)	—	(12)
Total effect on net interest income	$136	$108	$(128)	$(1)	$115
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2025 and 2024.

	Three Months Ended
(In millions)	September 30, 2025	September 30, 2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(3)	$72
Net gain/(loss) on derivatives	15	(49)
Standby letters of credit fees	4	5
Other, net	3	2
Total Other Income/(Loss)	$19	$30
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The unfavorable change in net gains/(losses) on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to the decline in interest rates and the Bank’s higher balance of fixed rate advances relative to consolidated obligations held under the fair value option.
Net Gain/(Loss) on Derivatives – The Bank presents all of its derivative instruments on the Statements of Condition at fair value. Certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges.

These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.
The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30, 2025			September 30, 2024
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$4	$13	$17	$(81)	$19	$(62)
Not elected for fair value option	(7)	7	—	(4)	6	2
Consolidated obligation bonds:
Elected for fair value option	2	(3)	(1)	11	(6)	5
Not elected for fair value option	4	(5)	(1)	15	(7)	8
Consolidated obligation discount notes:
Not elected for fair value option	—	—	—	(1)	(1)	(2)
Total	$3	$12	$15	$(60)	$11	$(49)
During the third quarter of 2025, net gains on derivatives totaled $15 million compared to net losses of $49 million in the third quarter of 2024. These amounts included interest income of $12 million and $11 million resulting from net settlements on derivative instruments used in economic hedges in the third quarter of 2025 and 2024, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
Non-Interest Expense. During the third quarter of 2025, non-interest expenses totaled $46 million, compared to $65 million in the third quarter of 2024. The $19 million decrease in non-interest expense was primarily attributable to a decrease of $15 million in voluntary housing and community investment contributions, mainly driven by timing differences in the funding of downpayment assistance grants to middle-income homebuyers. Lower operating expense also contributed to the reduction in non-interest expense, reflecting the Bank’s focus on operational efficiency initiatives.
Return on Average Equity. Return on average equity (ROE) was 5.98% (annualized) for the third quarter of 2025, compared to 5.88% (annualized) for the third quarter of 2024. The increase was driven by an increase in net income for the third quarter of 2025, partially offset by increases in the averages of capital stock outstanding and unrestricted retained earnings.

Dividends and Retained Earnings. In the third quarter of 2025, the Bank paid dividends at an annualized rate of 8.75%, totaling $64 million, including $61 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. In the third quarter of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $65 million, including $52 million in dividends on capital stock and $13 million in dividends on mandatorily redeemable capital stock.
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

Net Interest Income for the Nine Months Ended September 30, 2025 and 2024. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the nine months ended September 30, 2025 and 2024, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Average Balance Sheets

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,777	$125	4.42%	$4,314	$175	5.42%
Securities purchased under agreements to resell	2,434	80	4.37	1,294	52	5.40
Federal funds sold	5,859	192	4.38	4,841	196	5.40
AFS securities:(1)
MBS(1)(2)	13,889	595	5.73	13,565	678	6.68
U.S. Treasury and state housing agency obligations	6,450	223	4.62	4,960	210	5.67
HTM securities: MBS	1,359	50	4.91	1,701	71	5.61
Advances(3)	43,825	1,468	4.48	53,655	2,185	5.44
Mortgage loans held for portfolio(4)	674	15	3.03	734	16	2.87
Loans to other FHLBanks	2	—	4.39	1	—	5.42
Total interest-earning assets	78,269	2,748	4.69	85,065	3,583	5.63
Other assets(5)	850			737
Total Assets	$79,119			$85,802
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$54,242	1,761	4.34%	$60,961	2,430	5.32%
Discount notes	15,362	499	4.34	15,214	611	5.36
Deposits and other borrowings	1,439	46	4.26	1,340	54	5.38
Mandatorily redeemable capital stock	178	11	8.38	608	56	12.35
Borrowings from other FHLBanks	6	—	4.34	—	—	—
Total interest-bearing liabilities	71,227	2,317	4.35	78,123	3,151	5.39
Other liabilities(5)	691			894
Total Liabilities	71,918			79,017
Total Capital	7,201			6,785
Total Liabilities and Capital	$79,119			$85,802
Net Interest Income		$431			$432
Net Interest Spread(6)			0.34%			0.24%
Net Interest Margin(7)			0.74%			0.68%
Interest-earning Assets/Interest-bearing Liabilities	109.89%			108.89%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income included net prepayment fees on AFS MBS of $14 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Interest income includes net prepayment fees on advances of $3 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table details the changes in interest income and interest expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2025, versus Nine Months Ended September 30, 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(50)	$(20)	$(30)
Securities purchased under agreements to resell	28	39	(11)
Federal funds sold	(4)	37	(41)
AFS securities:
MBS(2)	(83)	15	(98)
U.S. Treasury and state housing agency obligations(2)	13	56	(43)
HTM securities: MBS	(21)	(13)	(8)
Advances(2)	(717)	(365)	(352)
Mortgage loans held for portfolio	(1)	(1)	—
Total interest income	(835)	(252)	(583)
Interest expense:
Consolidated obligations:
Bonds(2)	(669)	(250)	(419)
Discount notes(2)	(112)	6	(118)
Deposits and other borrowings	(8)	4	(12)
Mandatorily redeemable capital stock	(45)	(31)	(14)
Total interest expense	(834)	(271)	(563)
Changes in net interest income	$(1)	$19	$(20)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income for the first nine months of 2025 was $431 million, compared to $432 million for the first nine months of 2024. The $1 million decline in net interest income was driven by a lower yield on advances, partially offset by a lower cost of consolidated obligation balances and a $9 million increase in AFS MBS prepayment fees in the nine months ended September 30, 2025.
The net interest margin was 74 basis points for the first nine months of 2025, six basis points higher than the 68 basis points for the first nine months of 2024. This increase was driven mainly by a $9.8 billion decline in the average balance of advances and higher AFS MBS prepayment fees in the nine months ended September 30, 2025.

The following tables present the effect of derivatives and hedging activities on net interest income for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(17)	$(74)	$—	$—	$(91)
Net gain/(loss) on derivatives and hedged items	(1)	(2)	—	—	(3)
Net interest settlements on derivatives	125	261	(175)	(3)	208
Price alignment amount(1)	(5)	(11)	(1)	—	(17)
Total effect on net interest income	$102	$174	$(176)	$(3)	$97

	Nine Months Ended
	September 30, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(17)	$(76)	$—	$—	$(93)
Net gain/(loss) on derivatives and hedged items	4	—	—	(1)	3
Net interest settlements on derivatives	480	412	(399)	(2)	491
Price alignment amount(1)	(25)	(22)	(2)	—	(49)
Total effect on net interest income	$442	$314	$(401)	$(3)	$352
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
For the periods presented, the total effect on net interest income from derivatives and hedging activities was mainly attributable to declining net interest settlements on derivatives, as interest rates have declined during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$34	$61
Net gain/(loss) on derivatives	1	(31)
Standby letters of credit fees	14	14
Termination of long-term funding arrangement	—	30
Other, net	7	4
Total Other Income/(Loss)	$56	$78
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The unfavorable change in net gains on advances and consolidated obligation bonds held under the fair value option was primarily driven by the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors relative to the actual terms and volume of the advances and consolidated obligation bonds during the period.

Net Gain/(Loss) on Derivatives – The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the nine months ended September 30, 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
(In millions)	September 30, 2025			September 30, 2024
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$(42)	$37	$(5)	$(70)	$44	$(26)
Not elected for fair value option	(12)	20	8	(15)	20	5
Consolidated obligation bonds:
Elected for fair value option	8	(8)	—	14	(18)	(4)
Not elected for fair value option	14	(13)	1	17	(21)	(4)
Consolidated obligation discount notes:
Not elected for fair value option	(2)	—	(2)	1	(1)	—
Price alignment amount(1)	(1)	—	(1)	(2)	—	(2)
Total	$(35)	$36	$1	$(55)	$24	$(31)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first nine months of 2025, net gains on derivatives totaled $1 million compared to net losses of $31 million in the first nine months of 2024. These amounts included interest income of $36 million and $24 million resulting from net settlements on derivative instruments used in economic hedges in the first nine months of 2025 and 2024, respectively. Excluding the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period. The ongoing impact of these valuation adjustments on the Bank cannot be predicted and the effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.
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
Non-Interest Expense. During the first nine months of 2025, non-interest expense totaled $153 million, compared to $162 million in the first nine months of 2024. The $9 million decrease in non-interest expense was attributable to a decrease in operating expense, reflecting the Bank’s focus on operational efficiency initiatives.
Return on Average Equity. ROE (annualized) was 5.52% for the first nine months of 2025, compared to 6.15% for the first nine months of 2024. The decrease reflected lower net income for the first nine months of 2025, which decreased 4% to $298 million in the first nine months of 2025 from $312 million in the first nine months of 2024 and an increase in average equity to $7.2 billion in the first nine months of 2025 from $6.8 billion in the first nine months of 2024. The increase in average equity was driven by increases in the averages of capital stock outstanding, unrestricted retained earnings, and unrealized gains on AFS agency MBS.

Dividends and Retained Earnings. In the first nine months of 2025, the Bank paid dividends at an annualized rate of 8.75%, totaling $186 million, including $168 million in dividends on capital stock and $18 million in dividends on mandatorily redeemable capital stock. In the first nine months of 2024, the Bank paid dividends at an annualized rate of 8.75%, totaling $200 million, including $156 million in dividends on capital stock and $44 million in dividends on mandatorily redeemable capital stock.
Financial Condition
Total assets were $75.8 billion at September 30, 2025, compared to $81.7 billion at December 31, 2024. Advances decreased by $11.4 billion, or 25%, to $34.2 billion at September 30, 2025, from $45.6 billion at December 31, 2024. Average advances were $43.8 billion for the first nine months of 2025, an 18% decrease from $53.7 billion for the first nine months of 2024. Advances declined primarily due to maturities of advances held by nonmembers in connection with certain Bank member acquisitions that occurred in 2023. Investments at September 30, 2025, were $40.4 billion, a net increase of $5.4 billion from $35.0 billion at December 31, 2024, attributable to an increase in federal funds sold of $5.6 billion.
Total liabilities were $68.6 billion at September 30, 2025, a decrease of $6.1 billion from $74.7 billion at December 31, 2024, primarily reflecting a $6.2 billion decrease in consolidated obligations outstanding to $66.4 billion at September 30, 2025, from $72.6 billion at December 31, 2024. Average consolidated obligations were $69.6 billion for the first nine months of 2025 and $76.2 billion for the first nine months of 2024.
Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type at September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$2,455	7%	$4,455	10%
Adjustable – SOFR, callable at borrower’s option	2,700	8	2,400	5
Subtotal adjustable rate advances	5,155	15	6,855	15
Fixed	4,569	13	5,711	12
Fixed – amortizing	24	—	33	—
Fixed – with PPS(1)	30	—	142	—
Fixed – with FPS(1)	16,205	47	24,563	54
Fixed – callable at borrower’s option with FPS(1)	275	1	310	1
Fixed – putable at Bank’s option with FPS(1)	5,268	16	4,560	10
Subtotal fixed rate advances	26,371	77	35,319	77
Daily variable rate	2,671	8	3,644	8
Total par value	$34,197	100%	$45,818	100%
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

Mortgage-Related Products. Mortgage-related products consist of MBS investments and mortgage loans.
The Bank’s MBS investments were $15.0 billion and $15.3 billion at September 30, 2025, and December 31, 2024, respectively. During the first nine months of 2025, the Bank’s MBS investments decreased primarily because of $935 million in principal repayments, partially offset by a $447 million increase in valuation adjustments for hedging activities, $186 million in purchases, and a $24 million increase in the fair values of MBS investments classified as AFS.
For more information on the Bank’s mortgage-related products, including the mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk and Market Risk.” in the Bank’s 2024 Form 10-K.
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
As of September 30, 2025, and December 31, 2024, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of September 30, 2025, and December 31, 2024, were within the tolerance levels provided by the Finance Agency’s guidelines. The Bank had no commitments to issue consolidated obligations at September 30, 2025, and December 31, 2024.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.” in the Bank’s 2024 Form 10-K.

Capital
As disclosed in the Bank’s Form 10-K, the Bank’s capital plan was amended effective November 15, 2024, to provide the Bank’s Board the option to establish two subclasses of stock. On October 6, 2025, the Bank provided notice to its members that the Board adopted resolutions to provide for the mandatory conversion of the Bank’s Class B stock into Class B-1 and Class B-2 stock, and to designate the rights, preferences, and privileges of such Class B-1 and Class B-2 stock, effective January 2, 2026. (See Form 8-K filed on October 6, 2025). Effective January 2, 2026, the Bank’s outstanding Class B stock will be converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock will equal the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock will be calculated by subtracting Activity-Based Stock Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The Board also approved an update to the dividend philosophy that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.
In July 2025, the level of required retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $1.6 billion to $2.0 billion mainly attributable to higher unsecured non-MBS investment balances.
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
The Bank has a high concentration of advances with certain institutions and their affiliates. The percentage of the Bank’s advances outstanding to its top 10 borrowers and their affiliates decreased to 59%, or $20.1 billion, at September 30, 2025, compared to 64%, or $29.3 billion, at December 31, 2024.
Several of the Bank’s top 10 advance borrowers and their affiliates at the end of 2022 were involved in voluntary liquidation, Federal Deposit Insurance Corporation receivership during 2023, or have been acquired by nonmember institutions. As of September 30, 2025, and December 31, 2024, nonmembers accounted for $4.0 billion, or 12%, and $12.1 billion, or 27%, of total advances outstanding at par value, respectively. Nonmembers, excluding housing associates in the Bank’s district, accounted for $36 million, or 8%, and $165 million, or 12%, of the Bank’s interest income from advances for the three and nine months ended September 30, 2025, respectively. Nonmembers accounted for $186 million, or 33%, and $668 million, or 38%, of the Bank’s interest income from advances for the three and nine months ended September 30, 2024, respectively. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which will adversely affect the Bank’s level of advance balances and total interest income from advances in the future. As a result of the inability of nonmembers to seek new advances from the Bank, the Bank’s level of advances and the associated net interest income in the future will be subject to a number of factors including, but not limited to, a member’s ability to generate new business, seek new advances, or pursue consolidation opportunities within the banking industry, and the economy in general. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of September 30, 2025, and December 31, 2024.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

September 30, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$5,535	$5,586
11% – 25%	5	660	816
26% – 50%	21	13,274	21,587
More than 50%	160	33,634	152,221
Total	193	$53,103	$180,210

December 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$5,719	$5,877
11% – 25%	6	10,362	12,103
26% – 50%	23	19,877	35,439
More than 50%	162	29,396	137,135
Total	201	$65,354	$190,554
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2025, and December 31, 2024. The Bank has never experienced any credit losses on advances.
As of September 30, 2025, of the loan collateral pledged to the Bank, 17% was pledged by 22 institutions by specific identification, 45% was pledged by 116 institutions under a blanket lien with detailed reporting, and 38% was pledged by 133 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.
As of September 30, 2025, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged at September 30, 2025, and December 31, 2024.

Composition of Loan Collateral Pledged

(In millions)	September 30, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$122,101	$82,498	$130,538	$89,568
Second lien residential mortgage loans and home equity lines of credit	13,478	6,276	13,183	6,421
Multifamily mortgage loans	28,029	18,194	35,095	22,245
Commercial mortgage loans	67,368	43,589	71,907	45,632
Loan participations(1)	1,364	492	963	343
Small business, small farm, and small agribusiness loans	1,549	382	1,443	356
Total	$233,889	$151,431	$253,129	$164,565
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At September 30, 2025, and December 31, 2024, the unpaid principal balance of these loans totaled $5.6 billion and $5.5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At both September 30, 2025, and December 31, 2024, the borrowing capacity of these loans totaled $3.9 billion.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
The following table presents the Bank’s investment credit exposure at September 30, 2025, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$6,518	$—	$—	$—	$—	$6,518
State housing agency obligations	28	—	—	—	—	28
MBS:
Other U.S. obligations – single-family	20	—	—	—	—	20
MBS – GSEs:
Single-family(2)	419	—	3	1	—	423
Multifamily	13,607	—	—	—	—	13,607
Total MBS – GSEs	14,026	—	3	1	—	14,030
PLRMBS	11	19	28	472	457	987
Total MBS	14,057	19	31	473	457	15,037
Total securities	20,603	19	31	473	457	21,583
Interest-bearing deposits	782	2,524	—	—	—	3,306
Securities purchased under agreements to resell(3)	3,000	1,500	—	—	3,750	8,250
Federal funds sold(4)	3,632	3,645	—	—	—	7,277
Total investments	$28,017	$7,688	$31	$473	$4,207	$40,416
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at September 30, 2025, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
(4)Includes unsecured investment credit exposure to a member.
The following table presents the unsecured credit exposure with counterparties by investment type at September 30, 2025, and December 31, 2024.

	Carrying Value(1)
(In millions)	September 30, 2025	December 31, 2024
Interest-bearing deposits	$3,306	$3,765
Federal funds sold	7,277	1,645
Total	$10,583	$5,410
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2025, and December 31, 2024.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch. This table does not reflect the foreign sovereign government’s credit rating. At September 30, 2025, 69% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At September 30, 2025, all of the unsecured investments held by the Bank had overnight maturities.

	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$432	$2,524	$2,956
U.S. subsidiaries of foreign commercial banks	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	782	2,524	3,306
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	400	1,000	1,400
Finland	737	—	737
France	—	50	50
Germany	—	1,095	1,095
Japan	—	500	500
Netherlands	—	1,000	1,000
Norway	700	—	700
Singapore	100	—	100
Sweden	1,200	—	1,200
Total U.S. branches and agency offices of foreign commercial banks	3,632	3,645	7,277
Total unsecured credit exposure	$4,414	$6,169	$10,583
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2025.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after September 30, 2025. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P.
The Bank’s MBS investments include PLRMBS and agency residential MBS. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2025, the Bank’s MBS portfolio was 212% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of September 30, 2025, the Bank’s investment in MBS had gross unrealized losses totaling $35 million, $23 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of September 30, 2025, all of the gross unrealized losses on its agency MBS are temporary.

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
Uncleared Derivatives – The Bank has adopted credit policies and exposure limits for uncleared derivatives counterparty credit exposure. The Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2025.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. Based on the master netting arrangements, its credit analyses, and the margin requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivative agreements.
For more information related to the Bank’s uncleared derivative transaction risk mitigation activities and related uncleared margin rules, and information related to the Bank’s credit risk exposure on cleared derivative instruments, including margining practices and counterparty risk management, see “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
The following table presents the Bank’s credit exposure to its derivative dealer counterparties at September 30, 2025.

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$394	$8	$(8)	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
BBB	7,802	(49)	49	—	—
Cleared derivatives(2)	52,180	(8)	—	562	554
Total derivative positions with credit exposure to nonmember counterparties	$60,376	$(49)	$41	$562	$554
Derivative positions without credit exposure	24,428
Total notional	$84,804
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
In the Bank’s 2024 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first nine months of 2025 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”, “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2024 Form 10-K.
Recently Issued Accounting Guidance and Interpretations
See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.
Legislative and Regulatory Developments
The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s financial condition, results of operations and reputation.
As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. The Bank is reviewing this rescission and assessing the potential impact on the Bank’s collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance and (ii) the proposed rule published in October 2024 that would have amended the Bank’s capital requirements by modifying limits on the Bank’s extensions of unsecured credit. In October 2025, the Finance Agency rescinded several advisory bulletins and certain technical guidance documents. The Bank is reviewing these rescissions and assessing any potential impact they may have on the Bank and its policies and procedures.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, see “Item 1A – Risk Factors” in the Bank’s 2024 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2025.
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of September 30, 2025, and December 31, 2024.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2025	December 31, 2024
+200 basis-point change	+0.1%	–2.4%
+100 basis-point change	+0.0	–1.2
–100 basis-point change(2)	+0.2	+1.2
–200 basis-point change(2)	+0.5	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2025, have decreased as compared to the estimates as of December 31, 2024. The primary driver for the change is the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS. Compared to December 31, 2024, interest rates as of September 30, 2025, have decreased 15 basis points for the one-month Treasury bill, decreased 66 basis points for the five-year Treasury note, and decreased 43 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 286% as of September 30, 2025.
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

Duration Gap – The Bank monitors the duration gap analysis and does not have a risk limit. The driver for the change in the duration gap is due to the implementation of a third-party prepayment model for the Bank’s agency multifamily MBS. The following table presents the Bank's duration gap for its assets and liabilities at September 30, 2025, and December 31, 2024.

Duration Gap Analysis

	September 30, 2025		December 31, 2024
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$75,769	1.0	$81,735	2.1
Liabilities	68,630	1.0	74,731	0.9
Net	$7,139	0.0	$7,004	1.2
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
Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Item 1A – Risk Factors” in the Bank’s 2024 Form 10-K. Reference is made to sections in “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2025.

Federal Home Loan Bank of San Francisco

/S/ JOSEPH E. AMATO
Joseph E. Amato Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)