Form 10-K
period 2025-12-31
Federal Home Loan Bank of San Francisco
filed 2026-03-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(Registrant's telephone number, including area code): (415) 616-1000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No
Registrant's capital stock is not publicly traded and is only issued to members of the registrant. Such capital stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2025, the aggregate par value of the capital stock held by shareholders of the registrant was approximately $2,706 million. As of February 27, 2026, the total shares of capital stock outstanding, including mandatorily redeemable capital stock, totaled 26,476,289.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2025 Annual Report on Form 10-K

PART I.

ITEM 1.    BUSINESS
At the Federal Home Loan Bank of San Francisco (Bank or we), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds in the form of collateralized loans known as advances for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity and interest rate risk so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.
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
We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s capital stock requirement is generally based on its use of our products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. The Bank’s capital stock is not publicly held or traded.
We provide vital support for housing and communities through our Affordable Housing Program and other voluntary, charitable contributions. Our community programs and targeted initiatives address the unique affordable housing and economic development needs of communities across our district of Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. Through our affordable housing and economic development programs, we provide grants and subsidy programs that support members’ involvement in creating affordable housing and revitalizing communities.
Our members may include federally insured and regulated financial depositories, regulated insurance companies that are engaged in residential housing finance, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, and privately insured, state-chartered credit unions. Financial depositories may include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs may include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have their principal place of business located in Arizona, California, or Nevada.
Our Business Model
Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our objective to promote housing, homeownership, and community and economic development through our activities with members and our objective to provide a return on the capital provided by our members through their investment in our capital stock, while maintaining safety and soundness.
We require our members to hold our capital stock to support their activities with the Bank. We leverage this capital stock and our retained earnings by using our GSE status to borrow funds in the capital markets at relatively favorable rates. We lend these funds to our members at rates that are competitive with the lowest costs of most wholesale borrowing alternatives available to our members.

Our financial strategies are designed to enable us to safely expand and contract our balance sheet as our member base and our members' credit needs change. Our capital increases when members are required to purchase additional capital stock as they increase their borrowings, and it contracts when we repurchase excess stock from members as their advances decline. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and maintaining our adequately capitalized position, while paying dividends and repurchasing and redeeming excess stock. Information regarding our dividends and the repurchase of excess stock is provided in “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
Products and Services
Advances. We offer our members and housing associates a wide array of fixed and adjustable rate loans, called advances, that are secured with eligible mortgage loans and other collateral. Our advance products are designed to help members and housing associates compete effectively in their markets and meet the credit needs of their communities. For members and housing associates that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgage loans, including multifamily mortgage loans, and construction loans. As a result, advances support an array of housing market segments. For members or housing associates that sell or securitize mortgage loans and other assets, advances can provide interim funding.
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
Housing and Community Investment Programs
We offer grant and credit programs and other resources that promote homeownership, expand access to quality affordable housing, boost economic development, seed or sustain small businesses, and revitalize communities. Our members use our community program grants and discounted credit products to help:
•Create or preserve quality affordable housing for lower-income families and individuals, many with special needs;
•Facilitate sustainable and equitable homeownership for families and individuals;
•Deliver skill-building educational programs and life-enhancing social services to underserved communities;
•Support innovative targeted jobs programs and entrepreneurship; and
•Assist local nonprofits and small businesses and advance community-based economic development objectives.
Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, to fund the AHP, we are required by law to set aside 10% of our current year’s net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP), to be awarded in the following year. Since 1990, we have awarded approximately $1.4 billion in AHP subsidies to support the purchase, development, or rehabilitation of approximately 156,600 housing units.
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
Discounted Credit Programs. We offer members two discounted credit programs available in the form of advances and standby letters of credit. Members may use the Community Investment Program (CIP) to fund mortgages, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing or economic development. Members may use the Advances for Community Enterprise (ACE) Program to fund projects and activities that create or retain jobs or provide services or other benefits for people and communities. Members may also use ACE Program funds to support eligible community lending and economic development, including small business, community facilities, and public works projects.
Funding Sources
To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks’ Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The consolidated obligations issued through the Office of Finance use authorized securities dealers and are backed only by the financial resources of the FHLBanks. Due to the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members enabling them to better serve their communities.
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and through the date of this report, we do not believe that it is probable that we will be asked to do so.
Our status as a GSE is critical to maintaining access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of August 7, 2025, S&P Global Ratings (S&P) rated the FHLBanks’ consolidated obligations AA+/A-1+, and as of May 19, 2025, Moody’s Ratings (Moody’s) rated them Aa1/P-1. As of August 7, 2025, S&P assigned each of the FHLBanks a long-term credit rating of AA+, and as of May 19, 2025, Moody's assigned each of the FHLBanks a long-term credit rating of Aa1. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change or withdraw a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.
Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations and also services all outstanding FHLBank debt. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with applicable regulations and its policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines certain conditions are met. The authority of the Office of Finance to redirect, limit, or prohibit our requests for issuance of consolidated obligations has never adversely affected our ability to finance its operations.
Capital
Our capital stock cannot be publicly traded. Effective January 2, 2026, the Bank’s outstanding Class B stock was converted into Class B-1 membership stock and Class B-2 activity-based stock. Pursuant to our capital plan, members are required to maintain a minimum stock requirement calculated as the greater of: (i) the membership stock requirement, which will equal 1.0% of membership asset value up to a maximum of $15 million and (ii) the activity-based stock requirement, which will equal 2.7% of outstanding advance balances plus 0.1% of letters of credit balances. Class B-2 activity-based stock will equal the activity-based stock requirement, and Class B-1 membership stock will be calculated by subtracting activity-based stock requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock, including any excess stock. With the approval of our board of directors (Board), we may adjust these requirements within the ranges established in the capital plan. In accordance with the FHLBank Act and the Gramm-Leach-Bliley Act of 1999, our capital stock is subject to certain requirements for, among other things, total capital, leverage capital, and risk-based capital in our capital plan. Any changes to our capital plan must be approved by our Board and the Finance Agency.
For more information regarding the Bank’s capital stock, see “Item 5. Market for Registrant’s Common Equity – Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Dividends and Retained Earnings. At the Bank’s discretion and at any time, the Bank may repurchase shares held by a shareholder in excess of its required capital stock holdings. Our Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes our capital management principles and objectives, as well as its policies and practices with respect to retained earnings, dividend payments, and the repurchase of excess stock.
As required by the regulations governing the operations of the FHLBanks, the Framework is reviewed at least annually by our Board. The Board may amend the Framework. In January 2026, the required level of retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $2.0 billion to $2.3 billion.
Retained Earnings – In accordance with the Framework, we assess the level and adequacy of retained earnings and establish amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period, and maintain an amount of total retained earnings at least equal to the required retained earnings as described in the Framework. The methodology may be revised from time to time, and the level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. Our retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
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

For additional information regarding the Bank’s dividends, including the Bank’s policies, practices, and payment restrictions, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
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
To assess the safety and soundness of the Bank, the Finance Agency conducts ongoing supervisory monitoring and examination. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency.
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
Human Capital Resources
The Bank’s human capital significantly contributes to the Bank’s success in achieving strategic business objectives. In managing our human capital, we focus on providing a comprehensive suite of compensation and benefits programs, as well as other rewards, including developmental programs and training, strategic talent management and succession planning. In 2025, the Bank experienced turnover in senior management. In addition, certain key executive roles were held on an interim basis. As a result of recent progress, the Bank believes its current skilled workforce, including its leadership, remain well positioned to guide the Bank in achieving its strategic objectives. For more information, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers.”
Workforce Profile – Our workforce is primarily comprised of corporate employees, with our principal operations centralized in one location. As of December 31, 2025, we had 268 employees. The Bank supplements its employees with contractors as needed. The Bank’s workforce is sufficiently staffed, and as of December 31, 2025, the average tenure of our employees was 7.5 years.
Office of Minority and Women Inclusion – The Bank is required by statute and regulation to have an Office of Minority and Women Inclusion. Our Office of Minority and Women Inclusion is led by a member of our senior management team, who reports to the President and Chief Executive Officer, and serves as a liaison to the Board. As required by applicable law, the Bank maintains an Equal Opportunity in Employment and Contracting Policy and supports a commitment to equal opportunity for all employees, applicants, contractors, and suppliers.
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
Market, Financial, and Economic Risks
Unfavorable market conditions, uncertainty or volatility in the housing and mortgage markets may adversely affect our business, profitability, or results of operations.
Adverse and volatile conditions in the housing, mortgage, and financial markets could result in a decrease in the availability of credit and liquidity resulting in a disruption in the mortgage industry or the future receivership or failure of impacted financial institutions, including some of our members. Prolonged periods of slowdown in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets, including the commercial real estate markets in our district, could result in market volatility and disruptions, which in turn may result in adverse consequences in our or our members’ or counterparties’ businesses, financial conditions, and results of operations. A reduction in mortgage lending or mortgage assets held by member institutions may reduce their demand for wholesale funding. This could result in a decline in advance levels and adversely affect our financial condition and results of operations.
Changes in or limits on our ability to access the capital markets or inordinate stress conditions in the financial markets could adversely affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock or meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.
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
We seek to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of relatively lower yielding liquid investments or having to incur unnecessarily high borrowing costs. Under inordinate stress conditions in the financial markets, our efforts to manage our liquidity position, including our contingency funding plan, may not be sufficient to meet our obligations and the liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Changes in federal fiscal and monetary policy, including changes in interest rates, could adversely affect our financial condition, results of operations, member demand for advances, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. We derive our income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be significantly more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, our ability to pay dividends or redeem or repurchase capital stock, or investor demand for consolidated obligations. The impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayments, with the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.
Fiscal policies of the U.S. government could also indirectly affect the FHLBanks’ cost of funding. For example, sudden or large increases in the supply of Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term government-sponsored enterprise (GSE) debt securities. Additionally, increases in Treasury issuances could temporarily reduce the capacity of the dealers of consolidated obligations, many of which are also primary dealers for the Federal Reserve Bank of New York, to participate in the issuances of consolidated obligations, which could in turn increase the FHLBanks’ cost of funding. These factors could also cause temporary technical market distortions that may diminish the relative value and pricing of certain consolidated obligations and the FHLBanks’ hedging strategies.
Our exposure to credit risk, including defaults and insufficient collateral protection, could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We assume secured and unsecured credit risk associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. For example, we face the risk that one or more of our institutional counterparties that provide credit obligations that are critical to our business may fail to fulfill contractual obligations to us. We have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to certain institutions and their affiliates. The primary exposures to institutional counterparty risk are with unsecured investment counterparties, derivative counterparties, clearing participants, custodians, mortgage servicers that service the loans we hold as collateral for advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.)
In addition to reviewing the creditworthiness of a member, we require that all outstanding advances be fully collateralized by eligible collateral types mostly with a nexus to housing. We evaluate the types of collateral pledged by borrowers and participating financial institutions and assign borrowing capacities to the collateral based on the risks associated with each type of collateral. If we have insufficient collateral before or after an event of payment default by the borrower, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a borrower, we could experience a credit loss on advances. Significant credit losses, defaults by counterparties, insufficient collateral protection, or heightened focus on our credit exposure to individual members due to market events could have an adverse effect on our financial condition, reputation, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.
FHLBank System consolidated obligations are rated AA+/A-1+ by S&P Global Ratings as of August 7, 2025, and Aa1/P-1 by Moody’s Ratings as of May 19, 2025. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. For example, downgrades to the U.S. sovereign credit rating or outlook may occur again if the U.S. government continues to fail to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limits. In May 2025, Moody’s downgraded the U.S. sovereign credit rating to Aa1 from Aaa. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks’ ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or limit our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
Strategic Execution Risks
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
The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. The ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, or changes in the actual or perceived competitive advantage to Fannie Mae or Freddie Mac in the issuance of unsecured debt relative to the FHLBanks may result in less favorable debt funding costs for the Bank. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these factors could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
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
The Bank’s ability to fulfill its mission and achieve its business and financial objectives is influenced by its level of membership and advance balances. We currently have a high concentration of advances and capital with certain institutions and their affiliates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances” and “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information.

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
We may become liable for all or a portion of the consolidated obligations for which other FHLBanks are the primary obligors, and may be required to provide financial assistance to other FHLBanks, and this could affect our ability to pay dividends or redeem or repurchase capital stock.
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
If another FHLBank defaults on its obligation to pay principal or interest on any consolidated obligations, the regulations governing the operations of the FHLBanks provide that the Finance Agency may allocate outstanding principal and interest payments among one or more of the remaining FHLBanks on a pro rata basis or any other basis the Finance Agency may determine. Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10% of their current year's net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than 10% of our current year’s net earnings to the AHP. Our ability to pay dividends or redeem or repurchase capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.
We could change, or be required to change or diverge from our policies, programs, and agreements affecting our members, including changing or reducing dividend levels and the redemption or repurchase of excess capital stock and changing to our capital stock requirements.
We could change, or be required to change or diverge from, our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the AHP, dividends, the repurchase of capital stock, and other programs, products, and services. For example, under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period, subject to certain conditions. There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess stock. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements or cause the shareholder to fail to maintain its minimum investment requirement, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a shareholder would be allowed to transfer any excess stock to another member or nonmember shareholder at any time. In addition, our Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) summarizes our capital management principles and objectives, as well as its policies and practices with respect to retained earnings, dividend payments, and the repurchase of excess stock. For more details on the Framework, see “Part I, Item 1. Business – Capital – Dividends and Retained Earnings.” The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s board of directors (Board), which may choose to follow or not follow the Framework. The Bank may also revise or eliminate the Framework in the future, and may reduce or suspend dividends. These changes could adversely affect the value of membership from the perspective of a member or cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
Operational Risks
We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyberattacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our financial condition, results of operations, or reputation.
We rely heavily on our information systems, technology vendors, and third parties to conduct and manage our business. If we or one of our critical vendors, including cloud service providers relied upon by us or by our vendors, experience a failure, interruption, or security breach in any information systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively. In addition, such a failure, interruption, or security breach could result in significant losses, a loss of personal and confidential information, or reputational damage. We rely on the Office of Finance for, among other things, the placement of consolidated obligations, our primary source of funds. A disruption in this service would disrupt our access to these funds. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines, and penalties for such losses under applicable regulatory frameworks despite not being able to limit our liability or damages in the event of such a loss. Furthermore, there have been recent significant advancements in the development of generative artificial intelligence (AI) and predictive data analytics, such as the creation of large language models and machine-learning techniques. The potential integration of AI by some of the Bank’s third-party vendors, and use of AI by outside parties, including potential threat actors, presents risks and challenges that could affect our business in a multitude of unforeseen ways. The Bank utilizes AI across select applications within its information systems and technology infrastructure, including AI for software development, business productivity, analytic solutions, and as part of enhanced features in certain vendor platforms. AI-assisted applications range from AI-enhanced products and development tools to specialized business solutions for expense management and data analytics. The use of AI by the Bank and outside parties, including some of the Bank’s vendors and suppliers, may result in reputational or competitive harm, disruption of business operations, regulatory action, and/or legal liability to the Bank. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructures may subject the Bank to a temporary risk of failure or interruption while we are in the process of implementing these new systems or technology infrastructures. Additionally, we maintain two geographically dispersed, colocation data centers which are on electrical grids that are separate from each other and from our principal offices and off-site business continuity facilities. Both data centers are subject to periodic testing to demonstrate adequate operational capability. Although we have implemented a business continuity plan, we may not be able to prevent, swiftly and adequately address, or otherwise mitigate the negative effects of any failure, interruption, or breach. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

The inability to attract and retain skilled key personnel could adversely affect the business, workforce, and operations of the Bank.
We rely on key personnel and a relatively lean workforce given the size and complexity of our business to manage and conduct our operations. Competition for key skilled personnel has been intense within the financial services industry and businesses outside the financial services industry, including the technology sector. The Bank’s ability to attract and retain key skilled personnel, including key members of senior management, along with developing and implementing appropriate succession planning, is important for it to effectively conduct its operations and execute its strategic initiatives, while maintaining its risks and financial controls. In 2025, the Bank experienced leadership changes and increased attrition among senior management and employees. Future leadership transitions and continued elevated rates of attrition may cause uncertainty in, or a disruption to, our business. Failure to attract, motivate, and retain key skilled personnel, including high-quality senior management and executives, or to develop and implement an effective succession plan, could adversely affect the business and operations of the Bank.
We rely on financial models to manage risk, make business decisions, and value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results or if the results are not utilized appropriately.
We rely on models for risk management, business decisions and asset and liability valuation. While we have adopted policies, procedures and controls and perform regular validations to manage the use of models, they are inherently imperfect predictors of actual results because models are based on assumptions about future performance. Changes in any model or in any of the inputs, assumptions, judgments or estimates used in the model may cause the results generated by the models to be materially different. In addition, our models may involve the use of AI by the Bank or third-party vendors, which presents additional considerations such as addressing bias, interpretability, hyperparameter tuning, and other elements. The Bank’s business could be adversely affected if models produce unreliable results or if the results are not used appropriately.
Regulatory Risks
We are affected by federal and state laws and regulations that could change or be applied in a manner detrimental to our operations, or to the ability or motivation to invest in the Bank or use our products and services.
The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. From time to time, Congress has amended the FHLBank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or states and regulations or policies implemented by the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business, or affect our members’ ability or motivation to acquire or own our capital stock or use of our products and services. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members. For instance, the primary source of the Bank’s earnings is interest income, which includes interest income from mortgage-backed securities (MBS). The Bank’s ability to reinvest in these securities upon maturity may be restricted by regulatory guidance governing FHLBank MBS purchases.
Changes in statutory or regulatory requirements or policies, or in their application, could result in changes in, among other things, the FHLBanks’ cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, additional contributions to the Bank’s AHP, membership base, membership eligibility, our members’ access to our products and services, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, events that affect other FHLBanks, such as member failures or capital deficiencies at another FHLBank, could lead the Finance Agency to require or request that one FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If we were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We note continuing developments in the Finance Agency’s and the current federal executive administration’s areas of focus and regulatory priorities that may result in potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. We cannot predict changes in legislative or regulatory requirements or guidance, or any new legislation or regulations, or how they might impact our business or operations. We also cannot predict the federal executive administration’s or the Finance Agency’s actions relating to U.S. housing finance, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of the conservatorships of Fannie Mae and Freddie Mac and potential reforms or enhancements to their capital structure, or the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government-backed guarantees, along with any corresponding impacts to the FHLBank System or the mortgage industry.
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
As a result of these factors, the FHLBank System may have to pay higher rates on consolidated obligations to make them attractive to investors. An increase in the cost of issuing consolidated obligations could reduce our net interest spread or result in increases to the price of our advances. As a result, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.
We rely on derivative transactions to reduce our market risk and funding costs, and changes in our credit ratings or the credit ratings of our derivative counterparties, or changes in the legislation or the regulations affecting derivatives, may adversely affect our ability to enter into derivative transactions on cost-effective terms.
Our financial strategies are highly dependent on our ability to enter into interest rate derivative transactions on acceptable terms to reduce our market risk and funding costs. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative transactions on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting derivatives may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.
General Risk Factors
Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect our operations, business activities, reputation, results of operations, and financial condition.
The region where we operate is subject to natural disasters, including risks from floods, wildfires, drought, and other natural disasters. The frequency, intensity, and duration of these events is increasing, which could destroy or damage Bank facilities or member properties, including collateral that members have pledged to secure advances or mortgages, disrupt the business of the Bank or our members, increase the probability of power or other outages, negatively affect our members, or otherwise cause significant economic dislocation in disaster-affected regions.
Additionally, natural disasters, widespread public health emergencies (such as pandemics), terrorist attacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding, access to funding, business activities, operations, reputation, or results of operations. Any of these factors could adversely affect our business activities and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Bank is subject to cybersecurity risks, which includes intentional and unintentional acts that may affect the availability, confidentiality, and integrity of our information systems, including any information residing therein, or services. The Bank has, in alignment with industry standards and Finance Agency regulatory guidance, implemented processes, as set forth in its cybersecurity risk management framework, for identifying, assessing, and managing material risks from cybersecurity incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition. Please refer to “Item 1A. Risk Factors - Operational Risks” for a description of potential cybersecurity threat risks.
The Bank’s cybersecurity risk management practices are designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data. The Bank utilizes the cybersecurity risk management concept of defense-in-depth and deploys multiple layers of controls across operations to manage the multi-faceted nature of cybersecurity risk. Cybersecurity risk management is part of the Bank’s Enterprise Risk Management program which includes pre-established risk appetite statements that outline the various risk indicators and their respective risk tolerance levels for the monitoring, assessing, mitigation, and reporting associated with those risks. The Bank’s Information Security program is designed to evaluate our cybersecurity infrastructure and performance on an on-going basis through regular control assessments, security vulnerability scans and remediation, penetration tests, and cyber threat intelligence feeds that enable the program to effectively identify, prioritize, and mitigate cybersecurity risks. The Bank attempts to mitigate cybersecurity risk using an array of activities, including frequently updating the Information Security Policy, conducting information security training, performing periodic cybersecurity incident tabletop exercises, maintaining adequate cybersecurity insurance coverage levels, maintaining the Bank’s Cybersecurity Incident Response Plan, and administering the Bank’s business continuity management program to support the continuance of the Bank’s operations in the event of a threat or incident.
The Bank’s Enterprise Risk Committee annually reviews and approves the Bank’s Information Security Policy. The Bank’s Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with Finance Agency regulation, the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws. The Bank develops mitigation plans, monitors tactical implementation of the policy, and engages in detailed risk assessments comprising the Bank’s Information Security Program overseen by the Bank’s Enterprise Risk and Technology & Operations Committees. The Bank’s Enterprise Risk and Technology & Operations Committees report to the board of directors (Board).
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
The Bank retains external consultants to assist in the development and monitoring of those processes for identifying, assessing, and managing cybersecurity incidents and threat risks. The Bank’s Cybersecurity Incident Response Plan also facilitates management of third-party cybersecurity incidents. As part of the Bank’s supplier risk management process, the Bank undertakes due diligence of third-party systems that the Bank will interact with, including risk profiling and classification, in addition to requiring data protection covenants in its vendor agreements. The Bank’s supplier risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification. The Bank reviews performance, technologies utilized by suppliers, and promotes escalation of any unsatisfactory reviews as part of the Bank’s continuous assessment of its suppliers.
During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s business strategy, results of operations, or financial condition. The Bank updated its information security strategy during the period covered by this report in response to the increasing volume of cybersecurity threats, both to the Bank and to third parties. The Bank has experienced cybersecurity incidents and threats in the past, though none have had a material effect on the Bank’s financial condition or results of operations.
Cybersecurity Governance
The Board exercises oversight of the Bank’s Information Security and Enterprise Risk Management programs, including the Information Security Policy, with support from the Enterprise Risk and Technology & Operations Committees. The Board receives reports from the Enterprise Risk and Technology & Operations Committees, which are management committees composed of members of the Bank’s senior management responsible for management of risk and implementation of the cybersecurity risk management framework within the Risk Management Program as approved by the Board. The Board oversees management’s approach to staffing, policies, processes, and practices to measure and address cybersecurity and information security risk.
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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the capital stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the directors are elected by members (or selected by the board of directors to fill mid-term vacancies). There is no established marketplace for the Bank’s capital stock. The Bank’s capital stock is not publicly held or traded. The Bank issues only one class of capital stock, Class B stock (effective January 2, 2026, such Class B stock was comprised of Class B-1 membership stock and Class B-2 activity-based stock, as set forth in the Bank's capital plan), which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years notice from the shareholder to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing capital stock investment requirements applying to the member.
As of February 27, 2026, the Bank had 26,476,289 shares of Class B stock held by 332 members and nonmembers, including 16,026,572 shares of Class B-1 membership stock and 9,385,244 shares of Class B-2 activity-based stock held by 327 members. 1,064,473 shares of Class B-2 activity-based stock were held by 5 nonmembers. Class B stock held by nonmembers is classified as mandatorily redeemable capital stock in the Bank’s Statements of Condition.
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
•natural disasters (such as wildfires), pandemics or other widespread public health emergencies, terrorist attacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events;
•executive, legislative, regulatory or judicial actions or events, including changes in the FHLBank Act or Federal Housing Finance Agency (Finance Agency) regulations and regulatory oversight or changes in other statutes or regulations that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks);
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

Overview
Net income for the year ended December 31, 2025, was $403 million, an increase of $1 million compared with 2024. The increase was primarily attributable to an increase in net interest income of $8 million, a decrease in total non-interest expense of $15 million, and a decrease of $6 million in statutory Affordable Housing Program (AHP) assessments, partially offset by a decrease in other income of $25 million.
Net interest income increased by $8 million, primarily reflecting a higher amount of net prepayment fees on available-for-sale (AFS) mortgage-backed securities (MBS). In addition, the increase in net interest income was driven by decreases in consolidated obligation bond balances and costs on interest-bearing liabilities and a decrease in dividends paid on mandatorily redeemable capital stock classified as interest expense, partially offset by decreases in advance balances and yields on interest-earning assets. Other income decreased by $25 million, primarily driven by income recognized in 2024 in connection with the termination of a long-term funding arrangement initially entered into with a member borrower in 2017. Total non-interest expense decreased by $15 million, primarily attributable to a decrease in voluntary housing and community investment contributions and lower operating expense.
The Bank exceeded its 4.00% regulatory requirement with a regulatory capital ratio of 9.98% at December 31, 2025.
On February 11, 2026, the Bank’s board of directors (Board) declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 8.75%. The Bank expects to pay the dividend on March 10, 2026. In addition, the Board declared a special cash dividend on the average capital stock outstanding during the fourth quarter of 2025 for $75 million, or approximately $2.86 per share, representing an annualized rate of 11.36%. The special dividend enhances the Bank's members’ ability to serve their communities and was paid on February 25, 2026. In connection with the special dividend, the Board also approved an additional voluntary mission contribution of $22.5 million, to be allocated from the Bank's 2026 net income. These funds will be directed voluntarily to the Bank's 2026 AHP general fund to advance housing supply and access to affordable housing throughout the Bank's district over the year.
The Bank will continue to monitor its financial condition, its financial performance, its capital position, overall financial market conditions, and other relevant information as the basis for determining the payment of dividends in future quarters.

Results of Operations
Selected Financial Data and Financial Ratios

	2025	2024	2023
Selected Other Data for the Year Ended December 31
Net Interest Margin(1)	0.77%	0.69%	0.71%
Return on Average Assets	0.52	0.47	0.47
Return on Average Equity	5.59	5.89	7.60
Annualized Dividend Rate	8.75	8.75	7.49
Dividend Payout Ratio(2)	57.33	49.68	45.05
Average Equity to Average Assets Ratio	9.35	8.02	6.23
Selected Other Data at Yearend
Regulatory Capital Ratio(3)	9.98	8.90	8.02
Duration Gap (in months)	0.4	1.2	1.0
(1)    Net interest margin is calculated as net interest income divided by average interest-earning assets for the year.
(2)    This ratio is calculated as dividends paid per share divided by net income per share.
(3)    This ratio is calculated as regulatory capital divided by total assets on December 31 of each year. Regulatory capital includes retained earnings, Class B capital stock, and mandatorily redeemable capital stock (which is classified as a liability), but excludes accumulated other comprehensive income/(loss) (AOCI).

Comparison of 2025 and 2024
Net Interest Income. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital), together with the related interest income and expense. The table also presents the average rates on total interest-earning assets and the average costs of total funding sources.

Net Interest Spread and Margin

	For the Years Ended December 31,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,697	$160	4.32%	$4,298	$226	5.26%
Securities purchased under agreements to resell	2,739	117	4.26	1,257	66	5.24
Federal funds sold	5,617	240	4.28	5,157	268	5.20
AFS securities:(1)
MBS(1)(2)	13,879	787	5.67	13,686	896	6.55
U.S. Treasury and state housing agency obligations	6,482	294	4.53	5,316	290	5.45
Held-to-maturity (HTM) securities: MBS	1,262	61	4.87	1,655	92	5.56
Advances	41,910	1,863	4.45	52,301	2,767	5.29
Mortgage loans held for portfolio(3)	667	20	3.01	725	22	2.94
Loans to other FHLBanks	1	—	4.39	—	—	—
Total interest-earning assets	76,254	3,542	4.65	84,395	4,627	5.48
Other assets(4)	864			748
Total Assets	$77,118			$85,143
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$52,147	$2,223	4.26%	$60,769	$3,143	5.17%
Discount notes	15,522	659	4.25	14,704	767	5.22
Deposits and other borrowings	1,397	58	4.15	1,374	72	5.18
Mandatorily redeemable capital stock	160	14	8.51	559	65	11.69
Borrowings from other FHLBanks	4	—	4.32	—	—	—
Total interest-bearing liabilities	69,230	2,954	4.27	77,406	4,047	5.23
Other liabilities(4)	674			908
Total Liabilities	69,904			78,314
Total Capital	7,214			6,829
Total Liabilities and Capital	$77,118			$85,143
Net Interest Income		$588			$580
Net Interest Spread(5)			0.38%			0.25%
Net Interest Margin(6)			0.77%			0.69%
Interest-earning Assets/Interest-bearing Liabilities	110.15%			109.03%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Interest income includes net prepayment fees received on AFS MBS of $23 million and $11 million in 2025 and 2024, respectively.
(3)Nonperforming mortgage loans are included in average balances used to determine average rate.
(4)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(5)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)Net interest margin is calculated as net interest income for the year divided by average interest-earning assets.

The following table details the changes in interest income and interest expense for 2025 compared to 2024. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2025 Compared to 2024

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(66)	$(29)	$(37)
Securities purchased under agreements to resell	51	65	(14)
Federal funds sold	(28)	22	(50)
AFS securities:
MBS(2)	(109)	12	(121)
U.S. Treasury and state housing agency obligations(2)	4	58	(54)
HTM securities: MBS	(31)	(20)	(11)
Advances(2)	(904)	(501)	(403)
Mortgage loans held for portfolio	(2)	(2)	—
Total interest income	(1,085)	(395)	(690)
Interest expense:
Consolidated obligations:
Bonds(2)	(920)	(411)	(509)
Discount notes(2)	(108)	41	(149)
Deposits and other borrowings	(14)	1	(15)
Mandatorily redeemable capital stock	(51)	(37)	(14)
Total interest expense	(1,093)	(406)	(687)
Change in net interest income	$8	$11	$(3)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/(expense) and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income in 2025 was $588 million, a 1% increase from $580 million in 2024. The increase in net interest income compared to 2024 primarily reflected a higher amount of net prepayment fees on AFS MBS. In addition, the increase in net interest income was driven by a decrease in the average balances of consolidated obligation bonds, lower costs on interest-bearing liabilities, and a decrease in dividends paid on mandatorily redeemable capital stock classified as interest expense. These favorable impacts on net interest income were partially offset by lower average balances of advances and lower yields on interest-earning assets.
Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid before original maturity. The Bank records prepayment fees from borrowers net of any associated fair value adjustments related to prepaid advances that were in hedging relationships. The net amount of prepayment fees received from borrowers recorded as interest income is as follows:

	For the Years Ended December 31,
(In millions)	2025	2024
Prepayment fees received/(paid)	$(17)	$(15)
Fair value adjustments	23	21
Net	$6	$6
Advance principal prepaid	$2,020	$1,982

The net interest margin was 77 basis points for 2025, eight basis points higher than the net interest margin for 2024. The net interest spread was 38 basis points for 2025, 13 basis points higher than the net interest spread for 2024. The increases in net interest margin and net interest spread were primarily driven by a $12 million increase in net prepayment fees on AFS MBS compared to 2024 and by a shift in the composition of earning-assets, reflecting a decrease in the average balances of advances, a lower-yielding asset, to $41.9 billion for 2025 compared to $52.3 billion for 2024, as well as a reduction in the cost of interest-bearing liabilities to 4.27% for 2025 compared to 5.23% for 2024.
The following tables present the effect of derivatives and hedging activities on net interest income.

	For the Years Ended December 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(22)	$(98)	$—	$—	$(120)
Net gain/(loss) on derivatives and hedged items	6	(2)	—	—	4
Net interest settlements on derivatives	154	327	(219)	(3)	259
Price alignment amount(1)	(6)	(12)	(1)	—	(19)
Total effect on net interest income	$132	$215	$(220)	$(3)	$124

	For the Years Ended December 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(23)	$(101)	$—	$—	$(124)
Net gain/(loss) on derivatives and hedged items	6	3	(1)	(1)	7
Net interest settlements on derivatives	564	523	(487)	(2)	598
Price alignment amount(1)	(28)	(28)	(2)	—	(58)
Total effect on net interest income	$519	$397	$(490)	$(3)	$423
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)”.

Other Income/(Loss)
	For the Years Ended December 31,
(In millions)	2025	2024
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$39	$(12)
Net gain/(loss) on derivatives	2	53
Standby letters of credit fees	19	19
Termination of long-term funding arrangement	—	30
Other, net	8	3
Total Other Income/(Loss)	$68	$93
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

Net Gain/(Loss) on Derivatives – The Bank presents all of its derivative instruments on the Statements of Condition at fair value. Certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges. These economic hedges are recorded on the Statements of Condition at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability. The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for 2025 and 2024.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives 2025 Compared to 2024

(In millions)	2025			2024
Hedged Item	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)	Gain/(Loss) on Economic Hedges	Interest Income/ (Expense) on Economic Hedges	Net Gain/(Loss)
Advances:
Elected for fair value option	$(40)	$44	$4	$7	$59	$66
Not elected for fair value option	(25)	26	1	(21)	28	7
Consolidated obligation bonds:
Elected for fair value option	10	(10)	—	14	(21)	(7)
Not elected for fair value option	18	(17)	1	14	(26)	(12)
Consolidated obligation discount notes:
Not elected for fair value option	(2)	—	(2)	2	—	2
Price alignment amount(1)	(2)	—	(2)	(3)	—	(3)
Total	$(41)	$43	$2	$13	$40	$53
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During 2025, net gains on derivatives totaled $2 million compared to net gains of $53 million in 2024. These amounts included interest income of $43 million and $40 million resulting from net settlements on derivative instruments used in economic hedges in 2025 and 2024, respectively. In addition to the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily attributable to changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities.”
Termination of Long-Term Funding Arrangement – In connection with certain litigation involving its PLRMBS previously disclosed, the Bank initially entered into a long-term funding arrangement in 2017 with a member, under which the member agreed to obtain or maintain certain advances from the Bank. During 2024, the Bank terminated the long-term funding arrangement in accordance with its settlement terms and recognized $30 million of other income, with no comparable activity in 2025.
Non-Interest Expense. During 2025, total non-interest expense decreased to $204 million, compared to $219 million in 2024. The $15 million decrease in total non-interest expense was primarily attributable to a $9 million decrease in voluntary housing and community investment contributions and a $7 million decrease in compensation and benefits and other operating expense.

Voluntary housing and community investment contributions and AHP assessment. In 2025, the Bank allocated a total of $78 million for affordable housing, community investment, and voluntary charitable programs, of which $46 million related to the statutory AHP assessment and $32 million related to voluntary housing and community investment contributions as presented in the Bank's Statements of Income.
In 2025, the Board approved plans to voluntarily allocate 5% of the Bank’s 2024 net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the AHP) to fund economic development and homeownership grant programs. These charitable contributions, in addition to the Bank’s statutory 10% AHP assessment, decreased the Bank’s net income and retained earnings for 2025.
The following table presents the calculation of the 5% commitment target for voluntary contributions for 2025.

(Dollars in millions)	2024	2025
Income/(loss) before assessment	$454
Interest expense: mandatorily redeemable capital stock	65
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$519
Commitment %		5%
Unadjusted 5% voluntary commitment target		$26

Adjusted for:
Make-whole contribution: AHP(1)		4
Make-whole contribution: voluntary contributions(2)		1

Adjusted 5% voluntary commitment target		$31
(1)    A voluntary make-whole contribution to restore the required AHP from the effects of voluntary housing contributions, which lowered 2025 Income/(Loss) Before Assessment.
(2)     A voluntary make-whole contribution to restore the committed 5% voluntary contribution from the effects of voluntary contributions, which lowered 2024 Income/(Loss) Before Assessment.
The following table presents the components of the voluntary housing and community investment contributions by attribute for 2025.

(In millions)	2025
Voluntary contributions by attribute
Affordable housing	$17
Economic development	8
Disaster Relief and Climate Resiliency	2
Voluntary contributions paid	27
Voluntary contributions to AHP(1)	5
Voluntary housing and community investment contributions presented in the Statements of Income	$32
(1)    Represents all voluntary contributions to AHP, including voluntary make-whole contributions.

Make-Whole Contribution for AHP. Since net income before the assessment for AHP was reduced by voluntary contributions, the assessment amount for AHP was effectively lowered by the voluntary contributions amount. Therefore, a voluntary make-whole contribution was recorded to restore in good faith the 2025 AHP assessment amount to what it would be before the effects of voluntary contributions, as presented in the following table.

(Dollars in millions)	2025
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$463
Statutory AHP assessment percentage	10%
Statutory AHP assessment	46
Make-whole contribution: AHP(1)	4
Total statutory AHP assessment and AHP make-whole contribution	$50
(1)    A voluntary make-whole contribution to restore the required AHP contribution from the effects of voluntary housing contributions, which lowered Income/(Loss) Before Assessment.
The following table demonstrates the total AHP assessment in the absence of voluntary contributions for 2025.

(Dollars in millions)	2025
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock	$463
Voluntary housing and community investment contributions	32
Income/(loss) before assessment and interest expense: mandatorily redeemable capital stock and voluntary housing and community investment contributions	495
Statutory AHP assessment percentage	10%
Total AHP assessment without voluntary contributions	$50
The Bank continues to evaluate funding of programs meeting community needs for affordable housing, funding for businesses, and community development, and may change the levels of voluntary contributions in the future, which may further impact the Bank’s net income and retained earnings. Voluntary programs include, but are not limited to, Access to Housing and Economic Assistance for Development (AHEAD), middle-income downpayment assistance, and other targeted community initiatives.
AHEAD Program. AHEAD Program grants, funded annually at the discretion of the Board, provide funding for targeted economic development projects and non-AHP-eligible housing initiatives that create or preserve jobs, deliver social services, training, or education programs, or provide other services and programs that benefit communities. AHEAD Program applications are submitted by members working with local community groups and awards are based on project eligibility and evaluation of the applications.
Tribal Nations Program. Tribal Nations Program grants address tribal affordable housing needs identified in the Bank’s Targeted Community Lending Plan. The Bank has partnered with the California Coalition for Rural Housing for outreach and technical assistance to tribal organizations to apply for housing funding and offered grants to tribal organizations for housing construction and rehabilitations.
Middle-Income Downpayment Assistance. This grant program is intended to help families and individuals who qualify as first-time homebuyers and earn just over 80% up to 140% of area median income, based on the location of the property to be purchased and adjusted for household size. The goal is to expand access to affordable and sustainable homeownership opportunities for first-time homebuyers.
Wildfires. The Bank contributed to aid relief efforts and provide front-line support in communities impacted by the wildfires in Southern California.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank’s AHP provides subsidies to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Subsidies may be in the form of direct grants or subsidy programs.
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
The Bank’s total statutory AHP assessments equaled $46 million in 2025 and $52 million in 2024.
For more information on the Bank’s AHP, see “Item 8. Financial Statements and Supplementary Data – Note 9 – Affordable Housing Program.”
Return on Average Equity. Return on average equity was 5.59% for 2025, compared to 5.89% for 2024. The decrease reflected an increase in average equity to $7.2 billion in 2025 from $6.8 billion in 2024.
Dividends and Retained Earnings. In 2025, the Bank paid $224 million in dividends on capital stock at an annualized rate of 8.75%. In 2024, the Bank paid $209 million in dividends on capital stock at an annualized rate of 8.75%.
For more information, see “Item 1. Business – Capital – Dividends and Retained Earnings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.”
For a comparison of 2024 and 2023 results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in the Bank’s 2024 Form 10-K.
Financial Condition
Total assets were $73.3 billion at December 31, 2025, a decrease of $8.4 billion from $81.7 billion at December 31, 2024. This decline was primarily driven by maturities of advances acquired by nonmembers in connection with certain Bank member acquisitions that occurred in 2023. Advances decreased by $7.4 billion, or 16%, to $38.2 billion at December 31, 2025, from $45.6 billion at December 31, 2024. Investments at December 31, 2025, were $34.0 billion, a net decrease of $1.0 billion from $35.0 billion at December 31, 2024, primarily attributable to maturities of $586 million securities classified as held-to-maturity and a $348 million decline in overnight investments.
Total liabilities were $66.0 billion at December 31, 2025, a decrease of $8.7 billion from $74.7 billion at December 31, 2024, primarily reflecting a $8.3 billion decrease in consolidated obligations outstanding to $64.3 billion at December 31, 2025, from $72.6 billion at December 31, 2024. The average balances of interest-bearing demand and overnight deposits were $973 million, $932 million, and $870 million, and the weighted average interest rates paid on interest-bearing demand and overnight deposits were 4.03%, 5.03%, and 5.01% in 2025, 2024, and 2023, respectively.

Advances-Related Products. The advances-related products consist of advances and other credit products.
The following table presents the advances portfolio by product type.

	December 31, 2025		December 31, 2024
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – SOFR (Secured Overnight Funding rate)	$2,455	6%	$4,455	10%
Adjustable – SOFR, callable at borrower’s option	4,700	12	2,400	5
Subtotal adjustable rate advances	7,155	18	6,855	15
Fixed	4,095	11	5,711	12
Fixed – amortizing	21	—	33	—
Fixed – PPS	30	—	142	—
Fixed – FPS	15,187	40	24,563	54
Fixed – callable at borrower’s option with FPS	275	1	310	1
Fixed – putable at Bank’s option with FPS	5,532	15	4,560	10
Subtotal fixed rate advances	25,140	67	35,319	77
Daily variable rate	5,854	15	3,644	8
Total par value	$38,149	100%	$45,818	100%
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

The types of advances by contractual maturity are presented in the following table.

	December 31, 2025		December 31, 2024
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Fixed:
Within 1 year	$10,270	26%	$15,204	33%
After 1 year through 3 years	7,171	19	11,525	25
After 3 years through 5 years	1,605	4	3,269	7
After 5 years through 15 years	266	1	408	1
Thereafter	—	—	10	—
Subtotal fixed rate advances	19,312	50	30,416	66
Fixed – callable at borrower’s option:
After 3 years through 5 years	—	—	10	—
After 5 years through 15 years	275	1	300	1
Subtotal fixed – callable at borrower’s option advances	275	1	310	1
Fixed – putable:
Within 1 year	479	1	2	—
After 1 year through 3 years	2,517	7	2,054	4
After 3 years through 5 years	977	2	845	2
After 5 years through 15 years	1,559	4	1,659	4
Subtotal fixed rate – putable advances	5,532	14	4,560	10
Fixed – amortizing:
Within 1 year	5	—	12	—
After 1 year through 3 years	6	—	8	—
After 3 years through 5 years	5	—	6	—
After 5 years through 15 years	5	—	7	—
Subtotal fixed – amortizing advances	21	—	33	—
Adjustable and variable:
Within 1 year	8,309	22	8,094	18
After 1 year through 3 years	—	—	5	—
Subtotal adjustable and variable rate advances	8,309	22	8,099	18
Adjustable – callable at borrower’s option:
Within 1 year	3,700	10	400	1
After 1 year through 3 years	1,000	3	2,000	4
Subtotal adjustable – callable at borrower’s option advances	4,700	13	2,400	5
Total par value	$38,149	100%	$45,818	100%
Mortgage-Related Products. The mortgage-related products consist of MBS investments and mortgage loans.
MBS Investments - The Bank’s MBS investments were $14.7 billion and $15.3 billion at December 31, 2025 and 2024, respectively. During 2025, the Bank’s MBS investments decreased primarily because of $1.3 billion in principal repayments, partially offset by a $437 million increase in valuation adjustments for hedging activities, $186 million in purchases, and a $69 million increase in the fair values of MBS investments classified as AFS.

Interest rate payment terms for MBS classified as AFS and HTM are shown in the following table:

(In millions)	December 31, 2025	December 31, 2024
Amortized cost of AFS securities:
Fixed rate	$13,083	$13,069
Adjustable rate	635	699
Total AFS securities	13,718	13,768
Amortized cost of HTM securities:
Fixed rate	111	149
Adjustable rate	792	1,340
Total HTM securities	$903	$1,489
Mortgage Loans - Mortgage loan balances were $639 million at December 31, 2025, a decrease of $54 million from $693 million at December 31, 2024.
Mortgage loan balances by contractual maturity were as follows:

(In millions)	December 31, 2025
Within 1 year	$26
After 1 year through 5 years	108
After 5 years through 15 years	256
Thereafter	218
Total unpaid principal balance	$608
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
Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and may be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives. The Bank maintains a contingency funding plan that outlines how sources of funds may be allocated under stressed market conditions, such as short-term disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets.
The Bank regularly monitors current trends and anticipates future debt issuance needs with the objective of being prepared to fund its members’ credit needs and appropriate investment opportunities. The Bank is able to contract its balance sheet as borrowers’ credit needs decrease. The Bank’s capital plan allows the Bank to repurchase a borrower’s excess stock, including mandatorily redeemable capital stock, at the Bank’s discretion, subject to certain statutory and regulatory requirements and the Bank’s Risk Management Policy, Capital Plan, and the Framework. The Bank may also allow its consolidated obligations to mature without replacement or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to support its members’ credit needs, and to pay operating expenditures as they come due. At December 31, 2025, the Bank’s contractual obligations on operating leases were $49 million due through 2030 and $3 million due thereafter.
For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations”. In addition, “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital” includes a discussion of the Bank’s mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 12 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank’s retirement plans and related expenses and commitments.
The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s market risk management. “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.
Capital
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances and letters of credit activity with the Bank. Unless a member already has sufficient excess stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. The activity-based capital stock requirement is currently 2.7% for outstanding advances and 0.1% of notional balances for outstanding letters of credit. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.0%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth. For more information, see “Part I, Item 1. Business – Capital – Dividends and Retained Earnings” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework.” Because the Bank’s capital plan does not provide for the issuance of Class A stock (non-permanent capital that is redeemable upon six months’ notice), regulatory capital for the Bank is composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and excludes AOCI.
The Bank’s capital plan, as amended effective November 15, 2024, provided the Bank’s Board the option to establish two subclasses of stock. On October 6, 2025, the Bank provided notice to its members that the Board adopted resolutions to provide for the mandatory conversion of the Bank’s Class B stock into Class B-1 and Class B-2 stock, and to designate the rights, preferences, and privileges of such Class B-1 and Class B-2 stock, effective January 2, 2026. (See Form 8-K filed on October 6, 2025). Effective January 2, 2026, the Bank’s outstanding Class B stock has been converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock will equal the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock will be calculated by subtracting Activity-Based Stock Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The Board also approved an update to the dividend philosophy that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.
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
In January 2026, the level of required retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $2.0 billion to $2.3 billion.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2025 and 2024, the Bank complied with this capital guidance.
Regulatory capital and permanent capital consist of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes), and exclude AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital.

The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements. The Bank’s risk-based capital requirement decreased to $1.0 billion at December 31, 2025, from $1.1 billion at December 31, 2024.

Regulatory Capital Requirements

	December 31, 2025		December 31, 2024
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,004	$7,321	$1,058	$7,272
Total regulatory capital	$2,933	$7,321	$3,269	$7,272
Total regulatory capital ratio	4.00%	9.98%	4.00%	8.90%
Leverage capital	$3,666	$10,981	$4,087	$10,908
Leverage ratio	5.00%	14.97%	5.00%	13.35%
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
The Bank’s Risk Appetite Framework links risk-taking and risk-mitigating activities to the achievement of the Bank’s strategic objectives and helps bring forth key metrics within the Bank to enable better risk insights and decision making. The framework includes the Bank’s risk appetite statements and related qualitative statements and quantitative risk metrics and tolerances, as established by the Board and performed by management to monitor and manage risk accordingly. The Risk Committee and the Board review and approve the Risk Appetite Framework on at least an annual basis.
The Risk Management Policy establishes risk limits, guidelines, and standards for the Bank’s management of financial risk (credit risk, market risk, liquidity risk, and mortgage asset risk), operational risk (people, process, and systems risk), strategic risk, and legal, regulatory, and compliance risk in accordance with Finance Agency regulations and in consideration of industry leading practices, the risk tolerances established by the Board, and other applicable guidelines in connection with the Bank’s overall risk management practices.
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
Operational Risk
Operational risk is defined as the risk of loss to the Bank resulting from inadequate or failed internal processes, people, or systems, or from external events. The Bank’s operational risk is controlled through internal programs and controls designed to minimize the likelihood and impact of operational risk events.
Legal, Regulatory, and Compliance Risk
Legal risk is the potential for losses arising from legal disputes impacting the Bank. Regulatory and compliance risk is defined as the potential for financial loss or reputation harm due to noncompliance with laws, rules, regulations, agreements, prescribed practices, and ethical standards. The Board's risk management objective is to ensure compliance with all regulations and laws applicable to the Bank. Additionally, the Bank puts in place the necessary processes, controls, and frameworks to comply with legal and regulatory requirements. This includes, but is not limited to, directing resources to compliance programs to train personnel and increase awareness of those regulatory areas that pose the highest level of risk to the Bank.
Financial Risk
Financial risk is defined as the variance of the Bank’s financial position or ability to operate due to investment decisions and financial risk management practices specifically related to capital, credit, market (including hedging and funding), mortgage asset, and liquidity risks. Subsequent sections of this document outline the definitions and management of various risk components of the Bank’s financial risk tolerances, as determined by the Board.
On August 7, 2025, S&P Global Ratings (S&P) affirmed the long-term issuer credit ratings on all of the FHLBanks at AA+. On May 19, 2025, Moody’s Ratings (Moody’s) downgraded the long-term senior unsecured debt ratings of the FHLBank System to Aa1 from Aaa. The rating action reflected the contemporaneous downgrade by Moody’s of the U.S. government’s long-term issuer and senior unsecured ratings to Aa1 with a stable outlook from Aaa with a negative outlook.
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
The concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding decreased by $9.6 billion to $4.8 billion, or 13% of total advances outstanding, at December 31, 2025, from $14.4 billion, or 31% of total advances outstanding, at December 31, 2024. The Bank held a security interest in collateral from each of its advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on the advances of its borrowers and their affiliates.
As of December 31, 2025 and 2024, nonmembers accounted for $3.8 billion, or 10%, and $12.1 billion, or 27%, of total advances outstanding, respectively. Nonmembers, excluding housing associates in the Bank’s district, accounted for $193 million, or 10%, of the Bank’s interest income from advances for 2025. Nonmembers accounted for $805 million, or 29%, of the Bank’s interest income from advances for 2024. Because these borrowers are nonmembers, when these advances either mature or are prepaid they cannot be replaced by these borrowers, which may adversely affect the Bank’s level of advance balances and total interest income from advances in the future if there is not a corresponding increase in additional member business. As a result of the inability of nonmembers to seek new advances, the level of advances and their associated net interest income in the future will be determined by member business, which will be subject to a number of factors including, but not limited to, a member’s ability to generate new business to seek new advances, consolidation within the banking industry, and the economy in general. See “Item 8. Financial Statements and Supplementary Data – Note 5 – Advances – Concentration Risk” for more information on the concentration in advances.
MPF Program. As of December 31, 2025, Fremont Bank represented $210 million of the outstanding mortgage loan balance, or 35% of the Bank’s total outstanding mortgage loan balance. As of December 31, 2024, Fremont Bank represented $225 million of the outstanding mortgage loan balance, or 34% of the Bank’s total outstanding mortgage loan balance. No other institution represented 20% or more of the Bank's total outstanding mortgage loans at December 31, 2025 and 2024.
Capital Stock. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2025. For the Bank’s concentration risk in its outstanding capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Concentration Risk”.
Derivative Counterparties. The Bank currently utilizes an approved clearing house, LCH Ltd, and the Bank currently has three approved clearing agents. The clearing agents are approved by the Bank’s Credit Committee. The clearing agents also have approved counterparty trading limits with the Bank, subjecting them to annual credit reviews and on-going credit quality surveillance by the Bank’s Credit Department. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers and credit default swap spread triggers. In addition, collateral balances posted with the clearing agents are monitored daily.

Liquidity Risk
Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-effective manner. The Bank is required to maintain minimum levels of liquidity for operating needs and for contingency purposes in accordance with Finance Agency expectations and with the Bank’s own Risk Management Policy.
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

The Finance Agency has established base case liquidity guidelines that each FHLBank maintain sufficient liquidity at least equal to its anticipated cash outflows, assuming no new consolidated obligation issuance, renewal of all maturing advances, a specified percentage drawdown on letters of credit notional balances, and certain Treasury investments as a source of funds. The Finance Agency’s guidance provides that base case liquidity should generally be maintained for 10 to 30 days. The Bank actively monitors and manages refinancing risk. Finance Agency guidance specifies tolerance levels related to the size of each FHLBank’s funding gaps to measure refinancing risk as the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of total assets. The guidance limits three-month and one-year funding gaps between the range of –10% to –20% and –25% to –35%, respectively. Funding gaps are measured at monthend, using the average ratio for the three most recent month ends. The Bank is also required to perform an annual liquidity stress test and to report the results to the Finance Agency.
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
As of December 31, 2025 and 2024, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency guidance. In addition, the Bank’s funding gap positions as of December 31, 2025 and 2024, were within the tolerance levels provided by the Finance Agency guidance.
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the years ended December 31, 2025 and 2024.
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
To identify the credit strength of each institution, other than insurance companies, community development financial institutions (CDFIs), and housing associates, the Bank assigns each institution an internal credit quality rating from one to five, with one as the highest credit quality rating. These ratings are based on results from the

Bank’s credit model, which incorporates financial, regulatory, and other qualitative information, including regulatory examination reports.
The Bank determines the maximum amount and maximum term of the advances it will make to an insurance company based on an ongoing risk assessment that considers the member's financial and regulatory standing and other qualitative information deemed relevant by the Bank. This evaluation results in the assignment of an internal credit quality rating from one to five, with one as the highest credit quality rating.
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
•cash or deposits in the Bank (all such deposits are uninsured);
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
The Housing Act defines community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation with average total assets over the preceding three-year period below a defined threshold, to be adjusted for inflation annually by the Finance Agency. The average total asset cap for 2025 was $1.5 billion.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of December 31, 2025 and 2024.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

December 31, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$5,517	$5,572
11% – 25%	7	2,481	3,186
26% – 50%	21	8,861	14,565
More than 50%	159	41,582	189,102
Total	193	$58,441	$212,425

December 31, 2024
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$5,719	$5,877
11% – 25%	6	10,362	12,103
26% – 50%	23	19,877	35,439
More than 50%	162	29,396	137,135
Total	201	$65,354	$190,554
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank as of December 31, 2025. The Bank has never experienced any credit losses on advances.

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
As of December 31, 2025, of the loan collateral pledged to the Bank, 16% was pledged by 23 institutions by specific identification, 44% was pledged by 113 institutions under a blanket lien with detailed reporting, and 40% was pledged by 136 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the institution and the types of collateral pledged.
As of December 31, 2025, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged.

Composition of Loan Collateral Pledged

(In millions)	December 31, 2025		December 31, 2024
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$148,345	$101,028	$130,538	$89,568
Second lien residential mortgage loans and home equity lines of credit	13,919	6,452	13,183	6,421
Multifamily mortgage loans	35,265	22,654	35,095	22,245
Commercial mortgage loans	77,045	49,939	71,907	45,632
Loan participations(1)	1,380	547	963	343
Small business, small farm, and small agribusiness loans	1,406	353	1,443	356
Total	$277,360	$180,973	$253,129	$164,565
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At December 31, 2025 and 2024, the unpaid principal balance of these loans totaled $5.4 billion and $5.5 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At December 31, 2025 and 2024, the borrowing capacity of these loans totaled $3.8 billion and $3.9 billion, respectively.
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
The following table presents the Bank’s investment credit exposure at December 31, 2025, based on the lowest of the long-term credit ratings provided by Moody’s, S&P, or Fitch Ratings (Fitch) ratings.

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. obligations – Treasury securities	$6,393	$—	$—	$—	$—	$6,393
State housing agency obligations	42	—	—	—	—	42
MBS:
Other U.S. obligations – single-family	18	—	—	—	—	18
MBS – GSEs:
Single-family(2)	397	—	3	1	—	401
Multifamily	13,341	—	—	—	—	13,341
Total MBS – GSEs	13,738	—	3	1	—	13,742
PLRMBS	11	16	27	460	447	961
Total MBS	13,767	16	30	461	447	14,721
Total securities	20,202	16	30	461	447	21,156
Interest-bearing deposits	577	2,515	—	—	—	3,092
Securities purchased under agreements to resell(3)	1,750	500	—	—	2,400	4,650
Federal funds sold	1,720	3,350	—	—	—	5,070
Total investments	$24,249	$6,381	$30	$461	$2,847	$33,968
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at December 31, 2025, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
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
The Bank’s unsecured investment credit limits and terms for member counterparties may be less restrictive than for nonmember counterparties as allowable under the FHFA regulations.
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
Finance Agency regulations limit the amount of unsecured credit that an individual FHLBank may extend to a single counterparty. In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Under Finance Agency regulations, the total amount of unsecured credit that an FHLBank may extend to a group of affiliated counterparties for term extensions of unsecured credit and overnight federal funds sales, combined, may not exceed 30% of the FHLBank’s total capital. These limits on affiliated counterparty groups are in addition to the limits on extensions of unsecured credit applicable to any single counterparty within the affiliated group. The following table presents the unsecured credit exposure with counterparties by investment type.

	Carrying Value(1)
(In millions)	December 31, 2025	December 31, 2024
Interest-bearing deposits	$3,092	$3,765
Federal funds sold	5,070	1,645
Total	$8,162	$5,410
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2025 and 2024.
The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody’s, S&P, or Fitch ratings. This table does not reflect the foreign sovereign government’s credit rating. At December 31, 2025, 60% of the Bank’s total unsecured investments were to U.S. branches and agency offices of foreign commercial banks. At December 31, 2025, all of the unsecured investments held by the Bank had overnight maturities.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

December 31, 2025
	Carrying Value(1)
(In millions)	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic	$377	$2,515	$2,892
U.S. subsidiaries of foreign commercial banks	350	—	350
Total domestic and U.S. subsidiaries of foreign commercial banks	727	2,515	3,242
U.S. branches and agency offices of foreign commercial banks:
Australia	495	—	495
Canada	500	2,250	2,750
Finland	500	—	500
Germany	—	500	500
Netherlands	—	600	600
Singapore	75	—	75
Total U.S. branches and agency offices of foreign commercial banks	1,570	3,350	4,920
Total unsecured credit exposure	$2,297	$5,865	$8,162
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of December 31, 2025.
(2)Does not reflect changes in ratings, outlook, or watch status occurring after December 31, 2025. These ratings represent the lowest rating available for each unsecured investment owned by the Bank, based on the ratings provided by Fitch, Moody’s, or S&P.
The Bank’s MBS investments include PLRMBS and agency residential MBS. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At December 31, 2025, the Bank’s MBS portfolio was 203% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
At December 31, 2025, PLRMBS representing 6% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans.
As of December 31, 2025, the Bank’s investment in MBS had gross unrealized losses totaling $30 million, $21 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of December 31, 2025, all of the gross unrealized losses on its agency MBS are temporary.
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

The following table presents the maturity (based on contractual final principal payment) and yield characteristics of the Bank’s investment portfolio as of December 31, 2025.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
AFS securities:
U.S. Treasury obligations	$1,777	$4,616	$—	$—	$6,393
State housing agency obligations	—	2	40	—	42
MBS:
GSEs – multifamily	—	7,417	5,520	—	12,937
PLRMBS	—	—	254	627	881
Total MBS	—	7,417	5,774	627	13,818
Total AFS securities	$1,777	$12,035	$5,814	$627	$20,253
Yield on AFS securities(1)	3.67%	3.84%	4.55%	8.84%	4.19%
HTM securities:
MBS – Other U.S. obligations – single-family	$—	$—	$—	$18	$18
MBS – GSEs:
Single-family	—	—	19	382	401
Multifamily	163	241	—	—	404
Total MBS - GSEs	163	241	19	382	805
PLRMBS	—	3	71	6	80
Total HTM securities	$163	$244	$90	$406	$903
Yield on HTM securities(1)	4.61%	4.54%	5.02%	4.54%	4.60%
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
As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2025.
Cleared Derivatives – In a cleared derivatives transaction, the Bank is subject to nonperformance by the clearing house and its futures commission merchant or clearing agent. The requirement that the Bank post initial margin and settle variation margin through a clearing agent to the clearing house exposes the Bank to institutional credit risk if its futures commission merchant, or clearing agent, fails to meet its obligations. The use of a clearing house, or central counterparty, lowers overall credit risk exposure because it employs standard valuation and initial and variation margin processes and is specifically designed to withstand remote but plausible futures commission merchant default credit events. Variation margin is settled for changes in the value of the portfolio, and initial margin is posted for changes in risk profile of the portfolio. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2025.
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
The following table presents the Bank’s credit exposure to its derivative dealer counterparties.

December 31, 2025
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Noncash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$7,168	$258	$(256)	$—	$2
Cleared derivatives(2)	52,380	12	—	501	513
Liability positions with credit exposure:
Uncleared derivatives
A	1,516	(7)	7	—	—
BBB	7,475	(24)	25	—	1
Total	$68,539	$239	$(224)	$501	$516
Derivative positions without credit exposure	13,024
Total notional	$81,563
(1)The credit ratings grades used by the Bank are based on the lower of Moody's or S&P ratings.
(2)Represents derivative transactions cleared with LCH Ltd, the Bank’s clearing house, which was rated AA- with a stable outlook by S&P at December 31, 2025.

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
Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and projected earnings and adjusted net interest income as a percent of the capital sensitivity analyses. The Risk Appetite Framework approved by the Bank’s board of directors establishes market risk limits and market risk measurement standards at the total Bank level, as well as on a portfolio basis. Additional guidelines approved by the Bank’s Enterprise Risk Committee and Asset Liability Management Committee apply to the Bank’s advances-related and mortgage-related activities and are more restrictive than the Board-approved limits, providing an early warning indicator. These guidelines provide limits that are consistent with the Bank’s Risk Appetite Framework. Market risk is managed for each portfolio regularly. Compliance with Bank limits and guidelines is reviewed by the Bank’s board of directors on a regular basis, along with a corrective action plan if applicable.
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates.
The Bank’s market value of capital sensitivity risk limits for the potential adverse impact of an instantaneous parallel shift of a plus or minus 100 basis-point change in interest rates from current rates (base case) and rates that are 200 basis points above or below the base case is no worse than a -2.75% change in the estimated market value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank’s measured market value of capital sensitivity was within the limits as of December 31, 2025.
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
At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including valuation methods, discounting curves, and forecasted mortgage prepayments reasonableness.
The following table presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions as of December 31, 2025 and 2024.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2025	December 31, 2024
+200 basis-point change	-0.3%	–2.4%
+100 basis-point change	-0.2	–1.2
–100 basis-point change(2)	+0.5	+1.2
–200 basis-point change(2)	+1.1	+2.3
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2025, have decreased as compared to the estimates as of December 31, 2024. The driver for the change is the implementation of a third-party prepayment model for the Bank’s MBS agency multifamily. Compared to December 31, 2024, interest rates as of December 31, 2025, have decreased 67 basis points for the one-month Treasury bill, decreased 68 basis points for the five-year Treasury note, and decreased 43 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock (including mandatorily redeemable capital stock recognized as a liability in the Statements of Condition). If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the SOFR for the applicable quarter (subject to certain conditions), and any excess stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess stock repurchases would not exceed 4% of the Bank’s outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess stock (but continue to redeem excess stock as provided in the Bank’s capital plan), limit the acquisition of certain assets, and review the Bank’s risk appetite and risk policies. A decision by the board of directors to declare or not declare any dividend or repurchase any excess stock is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks. The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 283% as of December 31, 2025.
Net Interest Income as a Percent of Capital – The Bank assesses the impact of interest rate changes on its projected earnings by monitoring its adjusted net interest income as a percent of capital. Adjusted net interest income includes interest income and expense associated with net settlements from economic hedges, excludes interest income and expense associated with changes in fair value for instruments designated as fair value hedges and on financial instruments carried at fair value and excludes interest expense related to mandatorily redeemable capital stock.
The effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives.
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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis. In 2025 and 2024, the Bank’s assets durations exceeded its liabilities durations, as shown in the following table.

Duration Gap Analysis

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$73,329	1.3	$81,735	2.1
Liabilities	65,969	0.9	74,731	0.9
Net	$7,360	0.4	$7,004	1.2
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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2025 and 2024.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2025	2024
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Fair Value Hedge	$13,767	$24,307
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable	Fair Value Hedge	1,088	—
Received fixed, pay adjustable interest rate swap	Adjustable rate advance converted to a fixed rate	Economic Hedge(1)	1,890	1,585
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to an adjustable rate	Economic Hedge(1)	2,646	2,014
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to an adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	4,720	5,269
Subtotal Economic Hedges(1)			9,256	8,868
Total			24,111	33,175
Hedged Item: Non-Callable Bonds
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Fair Value Hedge	4,848	5,893
Receive fixed, pay adjustable interest rate swap	Fixed rate non-callable bond converted to an adjustable rate	Economic Hedge(1)	275	285
Total			5,123	6,178
Hedged Item: Callable Bonds
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Fair Value Hedge	15,496	15,885
Receive fixed, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to an adjustable rate; swap is callable	Economic Hedge(1)	445	590
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to an adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	150	165
Subtotal Economic Hedges(1)			595	755
Total			16,091	16,640

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Hedge Designation	2025	2024
Hedged Item: Discount Notes
Receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Fair Value Hedge	14,768	9,786
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to an adjustable rate, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	50	50
Receive fixed, pay adjustable interest rate swap	Discount note converted to short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	250	2,735
Subtotal Economic Hedges(1)			300	2,785
Total			15,068	12,571
Hedged Item: Investment Securities
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Fair Value Hedge	19,451	20,134
Pay fixed, receive adjustable interest rate swap	Fixed rate investment securities converted to an adjustable rate	Economic Hedge(1)	47	—
Total			19,498	20,134
Hedged Item: Offsetting Derivatives
Pay fixed, receive adjustable interest rate swap and receive fixed, pay adjustable interest rate swap	Interest rate swap used to offset the economic effect of interest rate swap that is no longer designated to advances, investments, or consolidated obligations	Economic Hedge(1)	1,672	1,178
Total Notional Amount			$81,563	$89,876
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
Fair Value. The fair values of interest rate-related derivatives and hedged items are estimated using discounted cash flow models that use market-observable inputs, such as swap rates and volatility assumptions, and are benchmarked against third party valuation results.
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
Sensitivity. To assess potential fair value accounting sensitivity related to hedging activities on GAAP net income, the Bank performs sensitivity analyses. At December 31, 2025, the fair value of the Bank’s hedge relationships were most sensitive to interest rates and funding spreads. Funding spreads represent the spread the Bank pays above or below benchmark interest rates to obtain funding.
•The Bank estimated that an instantaneous parallel decrease of 100 basis points in interest rates and an improvement of 20 basis points in funding spreads would result in a combined increase of approximately $28 million in the fair value of derivatives and associated hedged items;
•The Bank estimated that an instantaneous parallel increase of 100 basis points in interest rates and a deterioration of 20 basis points in funding spreads would result in a combined decrease of approximately $34 million in the fair value of derivatives and associated hedged items.
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
Legislative and Regulatory Developments
Certain significant regulatory actions and developments are summarized below.
Changes to regulatory priorities and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, withdrawals and rescissions of certain rules and proposed rules and advisory, regulatory, or technical guidance, have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact our financial condition, results of operations, and reputation.
On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the Finance Agency, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how each may impact the Bank’s business.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on the Bank and the FHLBank System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, or the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, along with any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, refer to Item 1A. Risk Factors.
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
Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2025, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of San Francisco (the “FHLBank”) as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income/(loss), of capital accounts, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest Rate-Related Derivatives
As described in Notes 13 and 14 to the financial statements, as of December 31, 2025, the fair value of the Bank’s interest rate-related derivative assets and liabilities was $42 million and $3 million, respectively. For interest rate-related derivatives, management measures fair value using discounted cash flow models based on standard valuation techniques that use market-observable inputs, including volatility, discount rate, and forward interest rate assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of interest rate-related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest rate-related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest rate-related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest rate-related derivatives using independent market observable inputs, including volatility, discount rate, and forward interest rate assumptions, and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 5, 2026
We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of San Francisco
Statements of Condition

(In millions, except par value)	December 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$16	$2
Interest-bearing deposits	3,092	3,765
Securities purchased under agreements to resell	4,650	7,750
Federal funds sold	5,070	1,645
Available-for-sale (AFS) securities, net of allowance for credit losses of $32 and $30, respectively (amortized cost of $20,144 and $20,274, respectively)	20,253	20,312
Held-to-maturity (HTM) securities (fair values of $892 and $1,469, respectively)	903	1,489
Advances (includes $5,441 and $5,286 at fair value under the fair value option, respectively)	38,227	45,637
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	639	693
Accrued interest receivable	193	181
Derivative assets, net	42	30
Other assets	244	231
Total Assets	$73,329	$81,735
Liabilities:
Deposits	$873	$1,061
Consolidated obligations:
Bonds (includes $357 and $436 at fair value under the fair value option, respectively)	47,254	58,174
Discount notes	17,074	14,378
Total consolidated obligations	64,328	72,552
Mandatorily redeemable capital stock	106	331
Accrued interest payable	292	412
Affordable Housing Program (AHP) payable	132	140
Derivative liabilities, net	3	8
Other liabilities	235	227
Total Liabilities	65,969	74,731
Commitments and Contingencies (Note 15)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
26 shares and 25 shares, respectively	2,552	2,458
Unrestricted retained earnings	3,847	3,668
Restricted retained earnings	815	815
Total Retained Earnings	4,662	4,483
Accumulated other comprehensive income/(loss) (AOCI)	146	63
Total Capital	7,360	7,004
Total Liabilities and Capital	$73,329	$81,735
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Interest Income:
Advances	$1,863	$2,767	$3,999
Interest-bearing deposits	160	226	222
Securities purchased under agreements to resell	117	66	280
Federal funds sold	240	268	499
AFS securities	1,081	1,186	921
HTM securities	61	92	100
Mortgage loans held for portfolio	20	22	26
Total Interest Income	3,542	4,627	6,047
Interest Expense:
Consolidated obligations:
Bonds	2,223	3,143	3,901
Discount notes	659	767	1,249
Deposits	58	72	64
Borrowings from other FHLBanks	—	—	2
Mandatorily redeemable capital stock	14	65	32
Total Interest Expense	2,954	4,047	5,248
Net Interest Income	588	580	799
Provision for/(reversal of) credit losses	3	—	4
Net Interest Income After Provision for/(Reversal of) Credit Losses	585	580	795
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	39	(12)	(1)
Net gain/(loss) on derivatives	2	53	(25)
Standby letters of credit fees	19	19	20
Termination of long-term funding arrangement	—	30	—
Other, net	8	3	13
Total Other Income/(Loss)	68	93	7
Non-Interest Expense:
Compensation and benefits	101	106	104
Other operating expense	57	59	64
Federal Housing Finance Agency	7	9	9
Office of Finance	6	6	7
Voluntary housing and community investment contributions	32	41	16
Other, net	1	(2)	—
Total Non-Interest Expense	204	219	200
Income/(Loss) Before Assessment	449	454	602
AHP assessment	46	52	63
Net Income/(Loss)	$403	$402	$539
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Net Income/(Loss)	$403	$402	$539
Other Comprehensive Income/(Loss):
Net change in fair value of AFS securities	72	129	(47)
Net change in pension and postretirement benefits	11	6	4
Total other comprehensive income/(loss)	83	135	(43)
Total Comprehensive Income/(Loss)	$486	$537	$496
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2022	38	$3,758	$732	$3,262	$3,994	$(29)	$7,723
Comprehensive income/(loss)			83	456	539	(43)	496
Issuance of capital stock	32	3,161					3,161
Repurchase of capital stock	(32)	(3,217)					(3,217)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(13)	(1,252)					(1,252)
Cash dividends paid on capital stock				(243)	(243)		(243)
Balance, December 31, 2023	25	$2,450	$815	$3,475	$4,290	$(72)	$6,668
Comprehensive income/(loss)			—	402	402	135	537
Issuance of capital stock	17	1,720					1,720
Repurchase of capital stock	(17)	(1,676)					(1,676)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(36)					(36)
Cash dividends paid on capital stock				(209)	(209)		(209)
Balance, December 31, 2024	25	$2,458	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)			—	403	403	83	486
Issuance of capital stock	26	2,598					2,598
Repurchase of capital stock	(25)	(2,487)					(2,487)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(17)					(17)
Cash dividends paid on capital stock				(224)	(224)		(224)
Balance, December 31, 2025	26	$2,552	$815	$3,847	$4,662	$146	$7,360
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities:
Net Income/(Loss)	$403	$402	$539
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	70	(2)	21
Provision for/(reversal of) credit losses	3	—	4
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	(39)	12	1
Change in net derivatives and hedging activities	(640)	(52)	(652)
Other adjustments, net	—	6	5
Net change in:
Accrued interest receivable	(10)	(10)	127
Other assets	(24)	(5)	(43)
Accrued interest payable	(122)	(109)	188
Other liabilities	10	6	56
Total adjustments	(752)	(154)	(293)
Net cash provided by/(used in) operating activities	(349)	248	246
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	830	(701)	1,096
Securities purchased under agreements to resell	3,100	(4,100)	3,350
Federal funds sold	(3,425)	2,216	858
Trading securities:
Proceeds from maturities and paydowns	—	—	1
AFS securities:
Proceeds from sales	100	—	—
Proceeds from maturities and paydowns	3,924	516	260
Purchases	(3,316)	(2,957)	(5,152)
HTM securities:
Proceeds from maturities and paydowns	586	359	332
Advances:
Repaid	751,157	883,175	1,368,658
Originated	(743,488)	(867,282)	(1,340,253)
Mortgage loans held for portfolio:
Principal collected	50	58	59
Other investing activities, net	—	—	(2)
Net cash provided by/(used in) investing activities	9,518	11,284	29,207

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	(324)	203	26
Net proceeds/(payments) on derivative contracts with financing elements	11	20	20
Net proceeds from issuance of consolidated obligations:
Bonds	59,156	55,714	85,638
Discount notes	99,428	71,409	128,658
Payments for matured and retired consolidated obligations:
Bonds	(70,358)	(62,141)	(97,575)
Discount notes	(96,713)	(76,164)	(145,374)
Proceeds from issuance of capital stock	2,598	1,720	3,161
Payments for repurchase/redemption of mandatorily redeemable capital stock	(242)	(411)	(551)
Payments for repurchase of capital stock	(2,487)	(1,676)	(3,217)
Cash dividends paid	(224)	(209)	(243)
Net cash provided by/(used in) financing activities	(9,155)	(11,535)	(29,457)
Net increase/(decrease) in cash and due from banks	14	(3)	(4)
Cash and due from banks at beginning of the period	2	5	9
Cash and due from banks at end of the period	$16	$2	$5
Supplemental Disclosures:
Interest paid	$3,131	$4,164	$5,307
Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfers of HTM securities to AFS securities	—	—	2
Transfers of capital stock to mandatorily redeemable capital stock	17	36	1,252
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Background Information
The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 11 regional Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, and Nevada, are eligible to apply for membership. In addition, authorized community development financial institutions are eligible to be members of the Bank. All members and former members are required to hold shares of capital stock in the Bank sufficient to meet their minimum stock requirement. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock. To access the Bank’s products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The minimum capital stock requirement is generally based on use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank capital stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. Bank capital stock is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank’s board of directors (Board). The Bank conducts business with its members and nonmembers in the ordinary course of business. See Note 16 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.
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
The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.
See Note 4 – Investments for details on the allowance methodologies relating to interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
Investment Securities. The Bank classifies investments as trading, available-for-sale (AFS), or held-to-maturity (HTM) at the date of acquisition. Within these investments, the Bank is primarily subject to credit risk related to private-label residential mortgage-backed securities (PLRMBS) that are supported by underlying mortgage loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher risk securities, such as equity securities and debt instruments that are not investment quality at the time of purchase. Purchases and sales of securities are recorded on a trade date basis. Accrued interest receivable for investments is recorded separately on the Statements of Condition.
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
If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net change in fair value of AFS securities. If management does not intend to sell an impaired security classified as AFS and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net change in fair value of AFS securities within other comprehensive income/(loss).
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
Variable Interest Entities. The Bank’s investments in variable interest entities (VIEs) relate to PLRMBS. On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. As the Bank does not have the power to significantly affect the economic performance of these investments, the Bank determined that it is not a primary beneficiary of any of these VIEs and concluded that consolidation accounting is not required as of December 31, 2025. In addition, the Bank does not design, sponsor, transfer, service, or provide credit liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
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
The Bank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of premiums, unamortized credit enhancement fees paid as a lump sum at the time loans are purchased, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank calculates the amortization and accretion of premiums, credit enhancement fees, discounts, and loan commitments as interest income using the level-yield method over the contractual life of the mortgage loans.
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
A loan is past due when the borrower has not made a scheduled full payment of principal and interest within 30 days of its due date. The Bank places a mortgage loan on nonaccrual status when collection of contractual principal or interest is doubtful, the loan is 90 days or more past due, or the loan enters foreclosure, unless it is well-secured and in the process of collection.
When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income. Cash receipts are applied first to interest and then to principal, unless collection of principal is doubtful in which case receipts are applied to principal until recoverability is expected, then to any charge-offs, and thereafter interest. A loan may return to accrual status when no principal or interest is past due and collectability is expected, or when it becomes well-secured and in the process of collection.
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
Service Fees. Letter of credit fees are recorded as other income/(loss) over the term of the letter of credit.
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
Derivatives are executed to hedge financial risk, and the Bank specifies the hedged item in a qualifying hedge relationship when the derivative is traded. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or issue a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank records the changes in the fair value of the derivatives and the hedged item beginning on the trade date.
Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability (hedged item) that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains and losses on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains and losses, which include net interest settlements. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in Accumulated Other Comprehensive Income (AOCI) as “Net change in fair value of AFS securities.” The Bank hedges the benchmark risk component of cash flows in a fair value hedge.
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
The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) it determines that designating the derivative as a hedging instrument is no longer appropriate.

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
Premises, Software, and Equipment. Premises, software, and equipment are included in other assets on the Statements of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. At December 31, 2025 and 2024, premises, software, and equipment were $17 million and $22 million, respectively, which was net of accumulated depreciation and amortization of $85 million and $81 million, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $5 million for each of the years 2025, 2024, and 2023.
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
The Bank will not redeem or repurchase capital stock required to meet the minimum capital stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal, and the Bank will redeem or repurchase only the amounts that are in excess of the capital stock required to support activity (advances and letters of credit) that may remain outstanding after the five-year redemption period

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
has expired. In accordance with the Bank’s current practice, if activity-based capital stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based capital stock at its discretion, subject to certain statutory and regulatory conditions.
A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the relevant five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to 50 cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member's capital stock because following the redemption the member would fail to meet its minimum capital stock requirement), the member is charged a fee equal to $1 multiplied by the number of shares of capital stock affected. In certain cases, the Board may waive a cancellation fee for bona fide business purposes.
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
•The Board may require additional capital stock purchases from members to meet statutory and regulatory capital requirements.
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
Office of Finance Expenses. The Bank’s proportionate share of the Office of Finance operating and capital expenditures is calculated using a formula based upon the following components: (1) two-thirds based upon its share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.
Voluntary Housing and Community Investment Contributions. The Bank's voluntary contributions to Affordable Housing Program (AHP) and certain other housing and community investment initiatives are recorded in a separate line within Non-Interest Expense on the Statements of Income. Voluntary AHP is expensed when the Bank's board of directors approves the irrevocable terms of the award, and the likelihood of award is probable and the amount is estimable. Other voluntary housing and community investment initiatives consist of voluntary grants and contributions. These voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give.
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
The Bank accrues its AHP assessment monthly based on its net earnings. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 million for the FHLBanks combined, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2025, 2024, or 2023. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2025, 2024, or 2023.
Segment Reporting. The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The Bank’s primary business is providing advances to its members and certain qualifying housing associates. To support this mission and manage liquidity, the Bank maintains a portfolio of investments and mortgage loans. The primary source of funding is the sale of Federal Home Loan Bank System (FHLBank System) consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank’s net income is primarily attributable to the difference between the interest income earned on advances and investments, and the interest expense paid on consolidated obligations. The Bank manages risk and monitors financial performance across the entire balance sheet. As such, the Bank’s quantitative disclosures related to its segment are disclosed within the Statements of Income and Statements of Condition.
The chief operating decision maker (CODM) is the president and chief executive officer. The CODM assesses performance and allocation of resources primarily based on net interest income derived from total assets and total liabilities as reported in the Statements of Condition, and net income as reported in the Bank’s Statements of Income. These measures are used for benchmarking and budget analysis. Other items, including significant expenses, such as compensation and benefits, other operating expense, and voluntary housing and community investment contributions, reported to the CODM include those reported in the Bank’s Statements of Income and notes to the financial statements.

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
Interim Reporting - Narrow-Scope Improvements (ASU 2025-11)
This update clarifies and improves the interim reporting guidance by providing a comprehensive list of required interim disclosures and clarifying when interim reporting guidance is applicable, without expanding or reducing current interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity.
This guidance becomes effective for the Bank for the interim periods beginning on January 1, 2028. Early adoption is permitted.
The Bank is in the process of evaluating this guidance and its effect on the Bank’s disclosure. The adoption of this guidance will not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Hedge Accounting Improvements (ASU 2025-09)
This update expands the hedged risks permitted in cash flow hedges, introducing a model for hedging forecasted interest payments on choose-your-rate debt instruments, and expands cash flow hedge accounting for nonfinancial forecasted transactions. It also eliminates the net written option test in certain instances and addresses mismatches in dual hedge strategies involving foreign-currency-denominated debt instruments.
This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2027. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures.

Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2027. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update removes all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Disaggregation of Income Statement Expenses, as amended (ASU 2024-03)	This update requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis.	This guidance becomes effective for the Bank for the annual period ending December 31, 2027, and the interim periods thereafter. Early adoption is permitted.
The Bank does not intend to adopt this guidance early. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures due to the existing level of disaggregation.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 3 — Cash and Due from Banks
Cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the Statements of Condition.
Compensating Balances. The Bank maintains collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $10 million and $7 million for the years ended December 31, 2025 and 2024, respectively.
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
At December 31, 2025 and 2024, all investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the relevant contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2025 and 2024.
The carrying value of interest-bearing deposits excludes $11 million and $15 million of accrued interest receivable as of December 31, 2025 and 2024, respectively. The carrying value of federal funds sold excludes $1 million and a de minimis amount of accrued interest receivable as of December 31, 2025 and 2024, respectively.
Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2025 and 2024. The carrying value of securities purchased under agreements to resell excludes $1 million of accrued interest receivable as of December 31, 2025 and 2024.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type were as follows:

December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,384	$—	$9	$—	$6,393
State housing agency obligations	42	—	—	—	42
MBS:
GSEs – multifamily	12,819	—	118	—	12,937
PLRMBS	899	(32)	31	(17)	881
Total MBS	13,718	(32)	149	(17)	13,818
Total	$20,144	$(32)	$158	$(17)	$20,253

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,506	$—	$4	$—	$6,510
MBS:
GSEs – multifamily	12,790	—	62	(7)	12,845
PLRMBS	978	(30)	31	(22)	957
Total MBS	13,768	(30)	93	(29)	13,802
Total	$20,274	$(30)	$97	$(29)	$20,312
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, net charge-offs, and valuation adjustments for hedging activities, and excludes accrued interest receivable of $105 million and $92 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $501 million and $504 million of AFS securities, respectively, were pledged as collateral that may be repledged.
The following tables summarize unrealized losses by length of time that individual AFS securities in each security type had been in a continuous loss position.

December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$348	$—	$124	$—	$472	$—
State housing agency obligations	14	—	—	—	14	—
MBS – GSEs – multifamily	28	—	150	—	178	—
PLRMBS	174	(1)	230	(16)	404	(17)
Total	$564	$(1)	$504	$(16)	$1,068	$(17)

December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS – GSEs – multifamily	$1,350	$(3)	$668	$(4)	$2,018	$(7)
PLRMBS	62	(3)	244	(19)	306	(22)
Total	$1,412	$(6)	$912	$(23)	$2,324	$(29)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury securities and state housing agency obligations classified as AFS by contractual maturity (based on contractual final principal payment) and of MBS classified as AFS are shown below. Expected maturities of MBS classified as AFS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

December 31, 2025
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,776	$1,777
Due after 1 year through 5 years	4,608	4,616
Total U.S. Treasury obligations	6,384	6,393
State housing agency obligations:
Due after 1 year through 5 years	2	2
Due after 5 years through 10 years	40	40
Total state housing agency obligations	42	42
MBS	13,718	13,818
Total	$20,144	$20,253

December 31, 2024
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$3,181	$3,183
Due after 1 year through 5 years	3,325	3,327
Total U.S. Treasury obligations	6,506	6,510
MBS	13,768	13,802
Total	$20,274	$20,312
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains(1)	Gross Unrecognized Holding Losses(1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$18	$—	$—	$18
MBS – GSEs:
Single-family	401	2	(8)	395
Multifamily	404	—	(1)	403
Total MBS – GSEs	805	2	(9)	798
PLRMBS	80	—	(4)	76
Total	$903	$2	$(13)	$892

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains(1)	Gross Unrecognized Holding Losses(1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$29	$—	$(1)	$28
MBS – GSEs:
Single-family	495	2	(13)	484
Multifamily	864	—	(2)	862
Total MBS – GSEs	1,359	2	(15)	1,346
PLRMBS	101	—	(6)	95
Total	$1,489	$2	$(22)	$1,469
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Expected maturities of MBS classified as HTM will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.
Amortized cost excludes accrued interest receivable of $3 million and $5 million at December 31, 2025 and 2024, respectively.
Allowance for Credit Losses on AFS and HTM Securities. The Bank recorded no allowance for credit losses associated with HTM securities during the years ended December 31, 2025, 2024, and 2023. The following table presents a rollforward of the allowance for credit losses on PLRMBS classified as AFS.

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance, beginning of the period	$30	$31	$30
(Charge-offs)/recoveries	(1)	(1)	(3)
Provision for/(reversal of) credit losses	3	—	4
Balance, end of the period	$32	$30	$31
To evaluate investment securities for expected credit loss at December 31, 2025 and 2024, the Bank employed the following methodologies, based on the type of security.
Private-Label Residential Mortgage-Backed Securities – The Bank also holds investments in PLRMBS. The Bank has not purchased any PLRMBS since the first quarter of 2008. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2025 and 2024, approximately 3% of PLRMBS (AFS and HTM combined, based on amortized cost) were rated A, or above, by a Nationally Recognized Statistical Rating Organization (NRSRO); and the remaining securities were either rated less than A, or were unrated. To determine whether an allowance for credit loss is necessary on these securities, the Bank uses cash flow analyses. For information on the cash flow analyses, see “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”
For PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses (securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), measurement of the credit loss amount for PLRMBS classified as Level 3 as of December 31, 2025, uses significant inputs and assumptions that include, based on unpaid principal balance, the weighted average percentage of prepayment rates of 8.1%; default rates of 6.9%; and loss severities of 59.6%. The weighted average percentage of the related current credit enhancement for these securities, based on unpaid principal balance, was 8.3% as of December 31, 2025. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
For the Bank’s PLRMBS, the Bank recorded a $3 million, a de minimis amount, and a $4 million provision for credit losses during the years ended December 31, 2025, 2024, and 2023, respectively. The provision recorded in 2025, compared to 2024, primarily reflects a slight increase in projected default rates for the underlying loan collateral.
At December 31, 2025 and 2024, the previously recognized credit losses under the prior methodology of evaluating credit losses totaled $278 million and $293 million for PLRMBS, respectively. The total net accretion recognized in interest income associated with PLRMBS with previous credit losses related to the prior methodology of evaluating credit losses totaled $14 million, $12 million, and $34 million for the years ended December 31, 2025, 2024, and 2023, respectively.
AFS and HTM Securities (Excluding PLRMBS) – The Bank’s AFS and HTM securities are principally U.S. obligations and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. Excluding PLRMBS investments, at December 31, 2025 and 2024, substantially all of AFS securities and HTM securities, based on amortized cost, were rated A, or above, by a NRSRO, based on the lowest long-term credit rating for each security.
At December 31, 2025 and 2024, certain of the Bank’s AFS and HTM securities were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the securities: (i) were all highly rated or had short remaining terms to maturity; (ii) had not experienced, nor did the Bank expect, any payment defaults on the instruments; and (iii) in the case of U.S. Treasury, GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at December 31, 2025 and 2024.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate.

(Dollars in millions)	December 31, 2025		December 31, 2024
Redemption Term	Amount Outstanding(1)	Weighted Average Interest Rate	Amount Outstanding(1)	Weighted Average Interest Rate
Within 1 year	$22,763	3.85%	$23,712	4.30%
After 1 year through 2 years	6,476	4.08	11,067	3.81
After 2 years through 3 years	4,218	4.03	4,526	3.97
After 3 years through 4 years	996	3.83	3,264	4.13
After 4 years through 5 years	1,591	3.68	865	3.76
After 5 years	2,105	3.79	2,384	3.68
Total par value	38,149	3.90%	45,818	4.09%
Valuation adjustments for hedging activities	8		(198)
Valuation adjustments under fair value option	70		17
Total	$38,227		$45,637
(1)Carrying amounts exclude accrued interest receivable of $67 million and $63 million at December 31, 2025 and 2024, respectively.
Advances outstanding with redemption terms within three months totaled $12.0 billion and $15.1 billion at December 31, 2025 and 2024, respectively.
The following table summarizes advances at December 31, 2025 and 2024, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	2025	2024	2025	2024
Within 1 year	$24,038	$26,023	$27,533	$27,676
After 1 year through 2 years	5,476	9,066	5,272	10,646
After 2 years through 3 years	4,218	4,526	3,188	3,487
After 3 years through 4 years	996	3,264	577	2,886
After 4 years through 5 years	1,591	855	1,033	398
After 5 years	1,830	2,084	546	725
Total par value	$38,149	$45,818	$38,149	$45,818

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding, or 10% or more of total advance interest income.

	December 31, 2025		For the Year Ended December 31, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$4,800	13%	$190	11%

	December 31, 2024		For the Year Ended December 31, 2024
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
JPMorgan Chase, National Association(2)	$9,315	20%	$731	33%
Western Alliance Bank	5,100	11	205	9
(1)    Interest income amounts exclude prepayment fees and the interest effect of interest rate exchange agreements with derivative counterparties.
(2)    A nonmember. On May 1, 2023, the California Department of Financial Protection and Innovation closed First Republic Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On the same date, the FDIC transferred all of the deposits and substantially all of the assets of First Republic Bank, including advances outstanding from the Bank, to JPMorgan Chase, National Association, a nonmember. These advances outstanding are fully collateralized and are not expected to result in any credit loss to the Bank.

Credit Risk Exposure and Security Terms. The Bank manages its credit exposure related to advances through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss.
In addition, the Bank lends to member financial institutions in accordance with federal law and Finance Agency’s regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the member’s total credit limit. Borrowers may pledge the following eligible assets to secure advances:
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
At December 31, 2025 and 2024, the Bank retained a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. Based on the financial condition of the borrower, the Bank may either (i) allow the borrower or the pledging affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the borrower or the pledging affiliate agrees to hold the collateral for the benefit of the Bank, or (ii) require the borrower or the pledging affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank’s custodial agent. All loan collateral pledged to the Bank is subject to a Uniform Commercial Code-1 financing statement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
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
At December 31, 2025 and 2024, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of December 31, 2025, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2025 and 2024.
Interest Rate Payment Terms. Interest rate payment terms by redemption term for advances are detailed below:

(In millions)	December 31, 2025	December 31, 2024
Par value of advances:
Fixed rate:
Due within 1 year	$10,754	$15,218
Due after 1 year	14,386	20,101
Total fixed rate	25,140	35,319
Adjustable rate:
Due within 1 year	12,009	8,494
Due after 1 year	1,000	2,005
Total adjustable rate	13,009	10,499
Total par value	$38,149	$45,818
Note 6 — Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	December 31, 2025	December 31, 2024
Fixed rate medium-term mortgage loans(1)	$9	$10
Fixed rate long-term mortgage loans(1)	599	648
Subtotal	608	658
Premiums	33	37
Discounts	(1)	(1)
Mortgage loans held for portfolio(2)	640	694
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$639	$693
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
(2)Excludes accrued interest receivable of $5 million at December 31, 2025 and 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	December 31, 2025	December 31, 2024
30 – 59 days delinquent	$8	$8
60 – 89 days delinquent	3	2
90 days or more delinquent	15	17
Total past due	26	27
Total current loans	614	667
Total mortgage loans held for portfolio	$640	$694
In process of foreclosure, included above(2)	$1	$1
Nonaccrual loans(3)	$15	$17
Serious delinquencies as a percentage of total mortgage loans outstanding(4)	2.42%	2.48%
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
(3)    At December 31, 2025 and 2024, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure as a percentage of the recorded investment of total mortgage loans outstanding.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio. At both December 31, 2025 and 2024, the allowance for credit losses on the mortgage loan portfolio was $1 million. The provision for credit losses, charge-offs, and recoveries on the mortgage loan portfolio were de minimis for the years ended December 31, 2025, 2024, and 2023.
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
Deposits outstanding were as follows:

	December 31, 2025	December 31, 2024
(In millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$870	$1,055
Non-interest-bearing deposits	3	6
Total	$873	$1,061

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 8 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance. Under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) and related regulations, all FHLBanks are jointly and severally liable for these obligations, which are backed only by the FHLBanks’ financial resources. The regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, and outline a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. Each FHLBank president must certify quarterly that, among other things, the FHLBank will remain capable of making full and timely payment of all its current obligations, including direct obligations. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation of another FHLBank, and as of December 31, 2025, and through the filing date of this report, does not believe that it is probable that it will be asked or required to do so.
If an FHLBank is unable to provide the quarterly certification, anticipates being unable to meet its obligations during the quarter, or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations, it must notify the Finance Agency and submit a consolidated obligations payment plan for approval, unless the issue stems from a temporary external disruption (such as a natural disaster). The regulations also give the Finance Agency authority to require any FHLBank to make any consolidated obligation payment at any time. An FHLBank that pays another’s obligation is entitled to reimbursement for the payment and related costs, including interest.
The regulations also provide that the Finance Agency may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
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
Consolidated obligation bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks. The maturity of consolidated obligation bonds generally ranges from six months to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature.
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
The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at December 31, 2025 and 2024.

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
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds.

(Dollars in millions)	December 31, 2025		December 31, 2024
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$32,836	3.43%	$39,657	4.40%
After 1 year through 2 years	8,580	3.58	12,005	2.96
After 2 years through 3 years	1,648	3.45	1,920	2.62
After 3 years through 4 years	2,266	4.25	1,487	3.50
After 4 years through 5 years	1,201	4.24	2,706	4.35
After 5 years	822	2.88	777	2.76
Total par value	47,353	3.51%	58,552	4.00%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(95)		(363)
Fair value option valuation adjustments	(3)		(14)
Total	$47,254		$58,174
The Bank’s participation in consolidated obligation bonds was as follows:

(In millions)	December 31, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Non-callable	$30,482	$40,207
Callable	16,871	18,345
Total par value	$47,353	$58,552

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	December 31, 2025	December 31, 2024
Within 1 year	$40,191	$49,795
After 1 year through 2 years	6,774	7,608
After 2 years through 3 years	336	1,101
After 3 years through 4 years	25	12
After 4 years through 5 years	—	9
After 5 years	27	27
Total par value	$47,353	$58,552
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2025	$17,074	$17,161	3.71%
December 31, 2024	$14,378	$14,460	4.41%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds are detailed in the following table.

(In millions)	December 31, 2025	December 31, 2024
Par value of consolidated obligation bonds:
Fixed rate	$21,722	$23,410
Adjustable rate	25,271	34,692
Step-up	360	450
Total consolidated obligation bonds, par value	$47,353	$58,552
Note 9 — Affordable Housing Program
The Bank’s total AHP assessments are charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance, beginning of the period	$140	$133	$111
AHP assessments	46	52	63
AHP voluntary contributions	5	9	—
AHP grant payments	(59)	(54)	(41)
Balance, end of the period	$132	$140	$133
All subsidies were distributed in the form of direct grants in 2025, 2024, and 2023.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Voluntary contributions to support other housing and community investments (non-AHP) are recorded on the Statements of Income. The following table presents a rollforward of the voluntary contribution liability balance (non-AHP):

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance, beginning of the period	$—	$—	$—
Voluntary housing and community investment contributions, net of AHP voluntary contributions	27	32	16
Voluntary housing and community investment payments	(27)	(32)	(16)
Balance, end of the period	$—	$—	$—
Note 10 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in AOCI:

(In millions)	Net Change in Fair Value of AFS Securities	Net Change in Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2022	$(14)	$(15)	$(29)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		4	4
Net change in fair value	(47)		(47)
Net current period other comprehensive income/(loss)	(47)	4	(43)
Balance, December 31, 2023	$(61)	$(11)	$(72)
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		6	6
Net change in fair value	129		129
Net current period other comprehensive income/(loss)	129	6	135
Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		11	11
Net change in fair value	72		72
Net current period other comprehensive income/(loss)	72	11	83
Balance, December 31, 2025	$140	$6	$146
Note 11 — Capital
Capital Requirements. The Bank issues a single class of Class B stock, with a par value of $100 per share. Effective January 2, 2026, the Bank’s outstanding Class B stock has been converted into Class B-1 membership stock and Class B-2 activity-based stock, as applicable. Following the conversion, members are required to maintain the minimum stock requirement, which remains unchanged and will continue to be calculated as the greater of: (i) the membership stock requirement, which equals 1.0% of membership asset value up to a maximum of $15 million, and (ii) the activity-based stock requirement, which equals 2.7% of outstanding advance balances plus 0.1% of letters of credit balances. Total capital stock held was converted to shares daily by dividing by $100.
Capital stock may be redeemed (subject to certain conditions) upon five years notice by the member to the Bank. In addition, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time (see “Excess Stock” below for more information). The Bank’s capital stock may be issued, redeemed, and repurchased only at its

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a shareholder if, following the redemption or repurchase, the shareholder will continue to meet its minimum capital stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.
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
The Finance Agency requires each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. The Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at monthend, when assessing each FHLBank’s capital management practices. As of December 31, 2025 and 2024, the Bank complied with this capital guidance.
Regulatory capital and permanent capital for the Bank were both composed of retained earnings and Class B stock, including mandatorily redeemable capital stock (which is classified as a liability for financial reporting purposes). Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital.
The risk-based capital requirement is equal to the sum of the Bank’s credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.
The Bank complied with these capital rules and requirements as shown in the following table.

	December 31, 2025		December 31, 2024
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,004	$7,321	$1,058	$7,272
Total regulatory capital	$2,933	$7,321	$3,269	$7,272
Total regulatory capital ratio	4.00%	9.98%	4.00%	8.90%
Leverage capital	$3,666	$10,981	$4,087	$10,908
Leverage ratio	5.00%	14.97%	5.00%	13.35%
The Bank’s capital plan requires each shareholder to own capital stock in an amount equal to the greater of its membership capital stock requirement or its activity-based capital stock requirement. The Bank may adjust these requirements from time to time within ranges established in the capital plan. Any changes to the capital plan must be approved by the Board and the Finance Agency.
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
Mandatorily Redeemable Capital Stock. The changes in mandatorily redeemable capital stock were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance at the beginning of the period	$331	$706	$5
Reclassified from/(to) capital during the period	17	36	1,252
Repurchase/redemption	(242)	(411)	(551)
Balance at the end of the period	$106	$331	$706
The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption.

(In millions)
Contractual Year of Redemption	December 31, 2025	December 31, 2024
Year 2	$—	$1
Year 3	103	3
Year 4	3	309
Year 5	—	18
Total	$106	$331
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. The Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) assesses the level and adequacy of retained earnings and establishes amounts to be retained in restricted retained earnings, which are not made available in the current dividend period, and maintains an amount of total retained earnings at least equal to its required retained earnings as described in the Framework. The methodology may be revised from time to time, and the required level of required retained earnings under the methodology may change due to updating data and assumptions used in the methodology. In January 2026, the required level of retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $2.0 billion to $2.3 billion. The Bank’s retained earnings requirement may be changed at any time. The Board periodically reviews the retained earnings methodology and analysis to determine whether any adjustments are appropriate.
The Framework includes a dividend philosophy to endeavor to pay a quarterly dividend rate that is equal to or greater than the current market rate for a highly rated investment and that is sustainable under current and projected earnings while maintaining appropriate levels of capital. Additionally, effective January 2, 2026, the Framework was updated to establish a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and the dividend rate is at the discretion of the Bank’s Board, which may choose to follow or not follow the dividend philosophy as guidance in the dividend declaration. The Board may

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
also revise or eliminate the dividend philosophy in the future. The Bank’s historical dividend rates and the dividend philosophy are not indicative of future dividend declarations.
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
Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings and may not declare or pay dividends based on projected or anticipated earnings. In addition, Finance Agency rules do not permit the Bank to pay dividends in the form of capital stock if its excess stock exceeds 1% of its total assets. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by the Bank’s capital plan. Excess stock totaled $154 million, or 0.21% of total assets as of December 31, 2025. Excess stock totaled $111 million, or 0.14% of total assets as of December 31, 2024.
On February 11, 2026, the Bank’s board of directors declared a quarterly cash dividend on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 8.75%, totaling $58 million. The Bank expects to pay the dividend on March 10, 2026.
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
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2025 and 2024.
Note 12 — Employee Retirement Plans and Incentive Compensation Plans
Defined Benefit Plans
Qualified Defined Benefit Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan is provided to all employees who have completed six months of Bank service. Under the plan, during the years ended December 31, 2025 and 2024, each eligible Bank employee accrued benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.

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
Amounts recognized in AOCI for the defined benefit Cash Balance Plan, the non-qualified defined benefit plans, and postretirement health benefit plan consist of:

	December 31, 2025			December 31, 2024
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
Net gain/(loss)	$3	$2	$1	$(8)	$2	$1
The following table presents obligations and funded status of retirement plans.

	December 31, 2025			December 31, 2024
(In millions)	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
Projected benefit obligation	$86	$16	$1	$83	$15	$1
Accumulated benefit obligation	86	16	1	83	14	1
Fair value of plan assets	113	—	—	101	—	—
Funded/(unfunded) status	27	(16)	(1)	18	(15)	(1)
The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate was determined based on the Financial Times Stock Exchange (FTSE) Pension Discount Curve at the measurement date. The FTSE Pension Discount Curve is a yield curve that reflects the market-observed yields for high-quality fixed income securities for each maturity. The projected benefit payments for each year from the plan are discounted using the spot rates on the yield curve to derive a single equivalent discount rate. The discount rate is reset annually on the measurement date. The discount rate used to determine the benefit obligations for the Cash Balance Plan and non-qualified defined benefit plans was 5.00% for 2025 and 5.25% for 2024. The discount rate used to determine the benefit obligations for the postretirement health benefit plan was 5.25% for 2025 and 5.50% for 2024.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The table below presents the fair values of the Cash Balance Plan's assets, by asset category. See Note 14 – Fair Value for further information regarding the three levels of fair value measurement.

	December 31, 2025				December 31, 2024
(In millions)	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3	$3	$—	$—	$3
Equity mutual funds	68	—	—	68	61	—	—	61
Fixed income mutual funds	34	—	—	34	30	—	—	30
Real estate mutual funds	4	—	—	4	4	—	—	4
Other mutual funds	4	—	—	4	3	—	—	3
Total	$113	$—	$—	$113	$101	$—	$—	$101
The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation based on a stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; real return investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix of 60% equity, 30% fixed income, and 10% real return. The Retirement Committee reviews the performance of the Cash Balance Plan on a regular basis.
The Cash Balance Plan's weighted average asset allocation, by asset category, was as follows:

Asset Category	December 31, 2025	December 31, 2024
Cash and cash equivalents	3%	2%
Equity mutual funds	60	61
Fixed income mutual funds	30	30
Real estate mutual funds	4	4
Other mutual funds	3	3
Total	100%	100%
The Bank did not contribute in 2025 and does not expect to contribute in 2026 to the Cash Balance Plan. The Bank contributed $1 million in 2025 and expects to contribute $1 million in 2026 to the non-qualified defined benefit plans and postretirement health benefit plan.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

(In millions) Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans
2026	$5	$1
2027	5	2
2028	6	1
2029	7	1
2030	41	5
Years 2031-2035	27	14
Defined Contribution Plans
Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement 401(k) savings plan, the Federal Home Loan Bank of San Francisco Savings Plan (Savings Plan). Contributions to the Savings Plan consist of elective participant contributions of up to 75% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $3 million during each of the years ended December 31, 2025, 2024, and 2023.
Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Employer contributions made to the plan were de minimis during the years ended December 31, 2025, 2024, and 2023.
Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank employees. The defined contribution portion of the plan consists of two components: (i) employee or director deferral of current compensation, and (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals, as well as the make-up matching contributions and any accrued earnings on the contributions. The Bank’s obligation for this plan at December 31, 2025 and 2024, was $69 million and $63 million, respectively.
Incentive Compensation Plans
The Bank provides incentive compensation plans for all employees. Other liabilities include $14 million and $15 million for incentive compensation at December 31, 2025 and 2024, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
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
The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading or AFS by entering into interest rate exchange agreements that offset the changes in fair value or cash flows of the securities. Hedge relationships that involve AFS securities are treated as a fair value hedge or an economic hedge.
For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net change in fair value on AFS securities.”

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Advances – The Bank offers a wide range of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance, fixed rate advance with embedded options, or a variable rate advance with embedded options, the Bank may simultaneously execute an interest rate exchange agreement with terms that offset the terms and any embedded options in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. Fixed rate advances without options that are offset with an interest rate exchange agreement are generally treated as fair value hedges. Beginning in the second quarter of 2025, the Bank began designating advances with embedded options that are offset with an interest rate exchange agreement as fair value hedges. Historically, the fair value option was typically elected for these transactions.

Mortgage Loans Held for Portfolio – Prior to June 30, 2021, the Bank invested in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgage loans with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.
The Bank may execute callable swaps in conjunction with the issuance of short-term or adjustable rate consolidated obligations to create funding that is economically equivalent to fixed rate callable bonds. This type of hedge is treated as an economic hedge.
Consolidated Obligations – In general, when bonds are issued, the Bank simultaneously executes an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. These transactions generally receive fair value hedge accounting treatment.
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
The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	December 31, 2025			December 31, 2024
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$69,418	$507	$131	$76,005	$713	$399
Derivatives not designated as hedging instruments:
Interest rate swaps	12,145	5	51	13,871	39	59
Total derivatives before netting and collateral adjustments	$81,563	512	182	$89,876	752	458
Netting adjustments and cash collateral(1)		(470)	(179)		(722)	(450)
Total derivative assets and total derivative liabilities		$42	$3		$30	$8
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $53 million and $210 million at December 31, 2025 and 2024, respectively. Cash collateral received, including accrued interest, was $345 million and $482 million at December 31, 2025 and 2024, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of those derivatives on the Bank’s Statements of Income for the years ended December 31, 2025, 2024, and 2023.

	2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes (2)
Total interest income/(expense) presented in the Statements of Income	$1,863	$1,081	$(2,223)	$(659)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(54)	$(269)	$49	$(5)
Hedged items	186	484	(269)	2
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$132	$215	$(220)	$(3)

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
(1)Includes net interest settlements.
(2)There were no fair value hedging relationships on consolidated obligation discount notes during the year ended December 31, 2023.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	December 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$15,644	$19,194	$(20,438)	$(14,683)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$8	$(563)	$95	$(3)
Discontinued hedging relationships included in amortized cost	—	387	—	—
Total amount of fair value hedging basis adjustments	$8	$(176)	$95	$(3)

	December 31, 2024
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)(1)	$24,880	$19,296	(22,142)	(9,702)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(230)	$(1,191)	364	(4)
Discontinued hedging relationships included in amortized cost	32	512	—	—
Total amount of fair value hedging basis adjustments	$(198)	$(679)	$364	$(4)
(1)Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income.

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$(39)	$16	$(26)
Net interest settlements	43	40	5
Total net gain/(loss) related to derivatives not designated as hedging instruments	4	56	(21)
Price alignment amount(1)	(2)	(3)	(4)
Net gain/(loss) on derivatives	$2	$53	$(25)
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
The Bank’s agreements for uncleared derivative transactions contain provisions that link the Bank’s credit rating from Moody’s Ratings and S&P Global Ratings to various rights and obligations. Certain of these derivative agreements provide that, if the Bank’s long-term debt rating falls below a specified rating (ranging from A3/A- to Baa3/BBB-), the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivative transactions with the Bank; the Bank’s agreements with its clearing agents for cleared derivative transactions have similar provisions with respect to the debt rating of FHLBank System consolidated bonds. If this occurs, the Bank may choose to enter into replacement hedges, either by transferring the existing transactions to another counterparty or entering into new replacement transactions, based on prevailing market rates. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2025, was $53 million, for which the Bank posted cash collateral of $53 million in the ordinary course of business.

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

	December 31, 2025		December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$497	$179	$730	$452
Cleared	15	3	22	6
Total gross recognized amount	512	182	752	458
Gross amount of netting adjustments and cash collateral
Uncleared	(467)	(176)	(729)	(444)
Cleared	(3)	(3)	7	(6)
Total gross amounts of netting adjustments and cash collateral	(470)	(179)	(722)	(450)
Total derivative assets and total derivative liabilities	$42	$3	$30	$8
Net amount(1)(2)
Uncleared	$30	$3	$1	$8
Cleared	12	—	29	—
Total net amount	$42	$3	$30	$8
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At December 31, 2025, the Bank received excess non-cash collateral with a fair value of $2 million.
(2)     Any over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2025 and 2024, the Bank had additional net exposure of $501 million and $504 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.
Note 14 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2025 and 2024. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values cannot be precisely quantified or verified and may change as economic and market factors and evaluation of those factors change. The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment as to how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments. The Bank records AFS securities, derivative assets, derivative liabilities, certain advances, certain consolidated obligations, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The Bank records all other financial assets and liabilities at amortized cost. Refer to the following tables for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

	December 31, 2025
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$16	$16	$16	$—	$—	$—
Interest-bearing deposits	3,092	3,092	3,092	—	—	—
Securities purchased under agreements to resell	4,650	4,650	—	4,650	—	—
Federal funds sold	5,070	5,070	—	5,070	—	—
AFS securities	20,253	20,253	—	19,372	881	—
HTM securities	903	892	—	816	76	—
Advances	38,227	38,271	—	38,271	—	—
Mortgage loans held for portfolio	639	552	—	552	—	—
Accrued interest receivable	193	193	—	193	—	—
Derivative assets, net(2)	42	42	—	512	—	(470)
Other assets(3)	20	20	20	—	—	—
Liabilities
Deposits	873	873	—	873	—	—
Consolidated obligations:
Bonds	47,254	47,162	—	47,162	—	—
Discount notes	17,074	17,073	—	17,073	—	—
Total consolidated obligations	64,328	64,235	—	64,235	—	—
Mandatorily redeemable capital stock	106	106	106	—	—	—
Accrued interest payable	292	292	—	292	—	—
Derivative liabilities, net(2)	3	3	—	182	—	(179)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2024
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$2	$2	2	$—	$—	$—
Interest-bearing deposits	3,765	3,765	3,765	—	—	—
Securities purchased under agreements to resell	7,750	7,750	—	7,750	—	—
Federal funds sold	1,645	1,645	—	1,645	—	—
AFS securities	20,312	20,312	—	19,355	957	—
HTM securities	1,489	1,469	—	1,374	95	—
Advances	45,637	45,596	—	45,596	—	—
Mortgage loans held for portfolio	693	576	—	576	—	—
Accrued interest receivable	181	181	—	181	—	—
Derivative assets, net(2)	30	30	—	752	—	(722)
Other assets(3)	17	17	17	—	—	—
Liabilities
Deposits	1,061	1,061	—	1,061	—	—
Consolidated obligations:
Bonds	58,174	57,985	—	57,985	—	—
Discount notes	14,378	14,376	—	14,376	—	—
Total consolidated obligations	72,552	72,361	—	72,361	—	—
Mandatorily redeemable capital stock	331	331	331	—	—	—
Accrued interest payable	412	412	—	412	—	—
Derivative liabilities, net(2)	8	8	—	458	—	(450)
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
The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2025:
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
As of December 31, 2025, multiple vendor prices were received for most of the Bank’s MBS, and the fair value estimates for most of those securities were determined in accordance with the Bank’s valuation technique based on these vendor prices. Based on the Bank’s reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank’s additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on limited market liquidity for PLRMBS, the fair value measurements for these securities were classified as Level 3 within the fair value hierarchy.
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
Derivative Assets and Liabilities – In general, derivative instruments transacted and held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using discounted cash flow models based on standard valuation techniques that use market-observable inputs, such as swap rates and volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaption volatility and volatility skew). The Bank uses the SOFR curve and the Overnight Index Swap curve for the discount rate and forward interest rate assumptions for derivatives indexed to SOFR and Overnight Index Swap, respectively.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis, by level within the fair value hierarchy.

December 31, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,393	$—	$—	$6,393
State housing agency obligations	—	42	—	—	42
MBS:
GSEs – multifamily	—	12,937	—	—	12,937
PLRMBS	—	—	881	—	881
Subtotal AFS MBS	—	12,937	881	—	13,818
Total AFS securities	—	19,372	881	—	20,253
Advances(2)	—	5,441	—	—	5,441
Derivative assets, net: interest rate-related	—	512	—	(470)	42
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$25,325	$881	$(470)	$25,756
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$357	$—	$—	$357
Derivative liabilities, net: interest rate-related	—	182	—	(179)	3
Total recurring fair value measurements – Liabilities	$—	$539	$—	$(179)	$360
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2024
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
U.S. Treasury obligations	$—	$6,510	$—	$—	$6,510
MBS:
GSEs – multifamily	—	12,845	—	—	12,845
PLRMBS	—	—	957	—	957
Subtotal AFS MBS	—	12,845	957	—	13,802
Total AFS securities	—	19,355	957	—	20,312
Advances(2)	—	5,286	—	—	5,286
Derivative assets, net: interest rate-related	—	752	—	(722)	30
Other assets	17	—	—	—	17
Total recurring fair value measurements – Assets	$17	$25,393	$957	$(722)	$25,645
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$436	$—	$—	$436
Derivative liabilities, net: interest rate-related	—	458	—	(450)	8
Total recurring fair value measurements – Liabilities	$—	$894	$—	$(450)	$444
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$1	$—	$1
Total nonrecurring fair value measurements – Assets	$—	$—	$1	$—	$1
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at December 31, 2025 and 2024.
(3)Represents consolidated obligation bonds recorded under the fair value option at December 31, 2025 and 2024.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the years ended December 31, 2025 and 2024.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance, beginning of the period	$957	$1,059	$1,182
Total gain/(loss) realized and unrealized included in:
Interest income	14	12	33
(Provision for)/reversal of credit losses	(3)	—	(4)
Unrealized gain/(loss) included in AOCI	5	(5)	(15)
Settlements	(92)	(109)	(139)
Transfers of HTM securities to AFS securities	—	—	2
Balance, end of the period	$881	$957	$1,059
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$5	$(5)	$(15)
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$11	$12	$29

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated obligation bonds carried at fair value are recognized solely on the contractual amount of interest due or unpaid. Any consolidated obligation bond underwriting fees or concessions will be immediately recognized in other income/(loss) or non-interest expense.
As of December 31, 2025, the following financial instruments were measured at fair value under the fair value option:
•Callable fixed rate advances;
•Putable fixed rate advances;
•Fixed rate advances with partial prepayment symmetry; and
•Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates according to the terms of the bond offerings.
The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential earnings volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.
The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under fair value option:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Advances	$50	$4	$28
Consolidated obligation bonds	(11)	(16)	(29)
Total	$39	$(12)	$(1)
For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gain/(loss) on financial instruments held under the fair value option in the Statements of Income. For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2025, 2024, and 2023. In determining that there has been no change in instrument-specific credit risk period to period, the Bank primarily considered the following factors:
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option:

	December 31, 2025			December 31, 2024
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$5,371	$5,441	$70	$5,269	$5,286	$17
Consolidated obligation bonds	360	357	(3)	450	436	(14)
(1)    At December 31, 2025 and 2024, none of these advances were 90 days or more past due or had been placed on nonaccrual status.
Note 15 — Commitments and Contingencies
Off-balance sheet commitments were as follows:

	December 31, 2025			December 31, 2024
(In millions)	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding	$10,475	$9,800	$20,275	$19,497
Commitments to fund additional advances	—	—	—	5
Commitments to issue consolidated obligation discount notes, par	168	—	168	—
Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make a payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member’s demand deposit account with the Bank. The Bank monitors the creditworthiness of members that have standby letters of credit. The carrying value of guarantees related to standby letters of credit, representing unearned fees and recorded in other liabilities, was $63 million and $55 million at December 31, 2025 and 2024, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank does not anticipate any credit losses and did not record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of December 31, 2025 and 2024. Advances funded under advance commitments are fully collateralized at the time of funding.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 16 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The Bank has a cooperative ownership structure under which current member institutions, certain former members, and certain other nonmembers own the capital stock of the Bank. Former members and nonmembers that have outstanding transactions with the Bank are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock or is repurchased by the Bank, in accordance with the Bank’s capital requirements. For more information on concentration risk, see Note 5 – Advances and Note 11 – Capital.
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
All advances are made to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members, certain former members, and certain other nonmembers primarily to facilitate settlement activities that are directly related to advances. All transactions with members and their affiliates are entered into in the ordinary course of business.
The Bank may invest in federal funds sold, interest-bearing deposits, and MBS, and executes derivative transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with a member, the Bank may give consideration to the member’s secured credit and the Bank’s advances pricing.
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

(In millions)	December 31, 2025	December 31, 2024
Assets:
Advances	$3,271	$5,713
Mortgage loans held for portfolio	65	70
Accrued interest receivable	4	9
Liabilities:
Deposits	$23	$16
Capital:
Capital Stock	$149	$190

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Interest Income:
Advances	$239	$192	$271
Mortgage loans held for portfolio	2	3	3
Interest Expense:
Deposits	1	1	1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of and for the three-year period ended December 31, 2025, no shareholder owned 10% or more of the total voting interests in the Bank because of this statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Deposits with other FHLBanks. The Bank may, from time to time, maintain deposits with other FHLBanks. Deposits with other FHLBanks were de minimis at December 31, 2025 and 2024, and were recorded as “Interest-bearing deposits” in the Statements of Condition.
Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included in interest income and interest expense in the Statements of Income. Balances outstanding at period end with other FHLBanks, if any, are identified in the Bank’s financial statements. During the years ended December 31, 2025, 2024, and 2023, the Bank extended overnight loans to other FHLBanks for $500 million, $210 million, and $2.6 billion, respectively. The amount of interest income for these advances was de minimis for the years ended December 31, 2025, 2024, and 2023. During the years ended December 31, 2025, 2024, and 2023, the Bank borrowed $1.2 billion, $80 million, and $5.5 billion, respectively, from other FHLBanks. Interest expense related to these borrowings was de minimis for the years ended December 31, 2025 and 2024, and $2 million for the year ended December 31, 2023.
Note 17 — Subsequent Events
On February 11, 2026, the Board declared a special cash dividend on the average capital stock outstanding during the fourth quarter of 2025 for $75 million, or approximately $2.86 per share, representing an annualized rate of 11.36%. The special dividend was paid on February 25, 2026. In connection with the special dividend, the Board also approved an additional voluntary mission contribution of $22.5 million, to be allocated from the Bank's 2026 net income.

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
During the three months ended December 31, 2025, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember independent directors. In accordance with the Federal Home Loan Bank Act, each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank for the following year. Member director positions are allocated to each of the three states in the Bank’s district. Of the seven member director positions designated by the Finance Agency for 2025, one was allocated to Arizona, five were allocated to California, and one was allocated to Nevada. Of the five member director positions designated by the Finance Agency for 2026, one was allocated to Arizona, three were allocated to California, and one was allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. For 2025, the Finance Agency designated six nonmember independent director positions, two of which were public interest director positions. For 2026, the Finance Agency designated four nonmember independent director positions, two of which were public interest director positions.
The Bank holds elections each year for the director positions with terms ending at yearend, with new terms beginning the following January 1. For member director positions, eligible members located in the relevant states as of the record date may participate in the election for the state in which they are located. For nonmember independent director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution's votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.
Candidates for member director positions are not nominated by the Bank’s Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the institutions eligible to participate in the election in the relevant state. Candidates for nonmember independent director positions are nominated by the Board, following consultation with the Bank’s Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Board’s Governance Committee performs certain functions that are similar to the functions of a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be declared elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election must be declared elected by the Bank.
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
The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.

Board of Directors
The following table sets forth information, as of February 27, 2026, regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Joan C. Opp, Chair(3)(6)	59	2018	2029
Banafsheh Akhlaghi, Vice Chair(1)(5)(6)(7)(8)	57	2022	2029
Laura Archuleta(1)(6)	61	2024	2027
Ana E. Fonseca(3)(5)(8)(9)	60	2022	2028
Lori R. Gay(1)(5)	63	2021	2029
Matthew Hendricksen(4)(7)(8)	46	2020	2027
Chang M. Liu(3)(5)	59	2023	2026
Brian M. Riley(2)(5)(6)(7)(8)	61	2015	2026
F. Daniel Siciliano(1) (7)	55	2017	2028
(1)    Elected as a nonmember independent director by the Bank members eligible to vote.
(2)    Elected by the Bank’s Arizona members eligible to vote.
(3)    Elected by the Bank’s California members eligible to vote.
(4)    Elected by the Bank’s Nevada members eligible to vote.
(5)    Member of the Audit Committee in 2026.
(6)    Member of the Audit Committee in 2025. Former Directors Jeffrey K. Ball and Silvio Tavares were also on the Audit Committee in 2025.
(7)    Member of the Compensation and Human Resources Committee in 2026.
(8)    Member of the Compensation and Human Resources Committee in 2025. Former Director David Adame was also on the Compensation and Human Resources Committee in 2025.
(9)    Selected by the Board beginning on January 1, 2026, to fill the California Member Directorship vacated by former director Jeffrey K. Ball, who resigned from the Board effective December 31, 2025.

The Board has determined that Audit Committee Chair Ana E. Fonseca, and Audit Committee members Banafsheh Akhlaghi, Brian M. Riley, and Chang M. Liu are “audit committee financial experts” within the meaning of the Securities and Exchange Commission (SEC) rules. For information concerning the experience through which these individuals acquired the attributes required to be deemed audit committee financial experts, refer to the biographical information below. The Bank is required by SEC rules to disclose whether the audit committee financial experts are independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (Nasdaq) definition of independence, and under that definition, all of the Bank’s audit committee financial experts are independent. In addition, all of the Bank’s audit committee financial experts are independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.
Joan C. Opp, Chair
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

Banafsheh Akhlaghi, Vice Chair
Banafsheh Akhlaghi is a principal of Akhlaghi Law, Mill Valley, California, an international private law practice founded in 2010. She has over 20 years of experience in private law practice and as consultant to the United Nations. Her expertise includes Compliance & Complex Regulatory Industries, Risk Management, Housing, Public Policy, and Artificial Intelligence (“AI”) Ethics. She is a member of the Board of Advisors for Entefy, a Silicon Valley-based advanced AI and process automation company, and former Chair of the Legal Services Trust Fund Commission of the State Bar of California, administering over $200 million to grantees for homeless prevention, eviction defense, affordable housing, and community development. Ms. Akhlaghi’s current position as a principal in a law firm, her expertise in governance and risk management, and her management skills, as indicated by her background, support her qualifications to serve on the Bank’s Board.
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
F. Daniel Siciliano
F. Daniel Siciliano is the co-founder of Stanford’s Rock Center for Corporate Governance and has previously served as professor of the practice of law, faculty director of the Rock Center for Corporate Governance, and associate dean for executive education and special programs at Stanford Law School, Stanford, California. In January of 2025, Mr. Siciliano joined Linqto, Inc, as chief executive officer. Mr. Siciliano, along with a new executive team, led a successful Chapter 11 restructuring of Linqto, Inc and Linqto Texas, LLC, after Mr. Siciliano’s team discovered certain financial and compliance issues under prior management. Mr. Siciliano continues to serve as CEO of Linqto, Inc. Formerly, Mr. Siciliano was CEO of Nikkl, Inc. from 2021 to 2025 and co-founder, chief executive officer, and executive chair of LawLogix Group, Inc. from 2000 to October 2015. In February 2026, Mr. Siciliano joined the board of AlphaTON Capital (Nasdaq: ATON) as an independent director and will serve as chair of the audit committee. Mr. Siciliano is the immediate past chair and serves on the board of Silicon Valley Directors’ Exchange. He also serves on the board and is co-chair of the Latino Corporate Directors Education Foundation. As of 2011, he has been an advisory board member and visiting professor for the Corporate Governance Center and Law School of Pontificia Universidad Católica de Chile. Mr. Siciliano’s current and previous positions as a law professor and director at Stanford’s Rock Center for Corporate Governance, his experience as an executive officer of multiple companies, his service on several public and private company boards, and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Siciliano’s qualifications to serve on the Bank’s Board.
Executive Officers
Winthrop Watson
Winthrop Watson, 71, is currently serving as interim president and chief executive officer. Mr. Watson was appointed to this role effective February 2, 2026. Most recently, he acted as an advisor to the Boston Consulting Group. Previously, Mr. Watson was president and chief executive officer of the FHLBank Pittsburgh from 2011 through 2024. During that time, he served on the Federal Home Loan Banks Office of Finance board, the FHLBanks Bank Presidents Conference, and the Pentegra Defined Benefit Plan board. Prior to that, Mr. Watson was a managing director at J.P. Morgan, where he worked for 25 years in the Corporate and Investment Bank, primarily leading coverage of public sector and financial services clients. He is currently a member of the Pentegra Services, Inc. board. Mr. Watson received a B.A. from the University of Virginia and an M.B.A. from the Stanford University Graduate School of Business.
Joseph E. Amato
Joseph E. Amato, 67, served as interim president and chief executive officer until his retirement on February 1, 2026. He had previously held the position of chief financial officer effective May 13, 2021, through March 31, 2025. Mr. Amato joined the Bank as executive vice president and senior financial officer on October 9, 2020, and served as the Bank’s interim chief financial officer from January 4, 2021, until his appointment as the Bank’s chief financial officer. Prior to joining the Bank, Mr. Amato was chief financial officer at the Federal Home Loan Bank of Des Moines from May 2016 to June 2019. Prior to that, Mr. Amato served in various capacities at Freddie Mac from 2001 until 2016, most recently serving as senior vice president and CFO, investments and financial planning. Mr. Amato received a B.S. from the University of Maryland and an M.B.A. from the George Washington University.
Andrea Brunetti
Andrea Brunetti, 57, is currently serving as executive vice president, chief legal officer and corporate secretary. She joined the Bank in 2009 and served as senior vice president and deputy general counsel from 2019 to 2025. Ms. Brunetti is a strategic and agile leader who collaborates effectively at all levels of the organization and across the Federal Home Loan Bank System (FHLBank System). She has a deep knowledge of the Bank and has provided legal counsel on a wide variety of topics including corporate governance, banking, regulatory matters, SEC/disclosure, capital markets, secured transactions, affordable housing and community investment, executive compensation and benefits, labor and employment, and FHLBank System issues. Ms. Brunetti earned her B.A. from Cornell University and her JD from the University of California at Berkeley. In 2022, she completed the graduate school program at Pacific Coast Banking School, earning a master’s level certificate in Executive Banking and Leadership focused on the financial services industry.

Arlene Coyle
Arlene Coyle, 53, is currently serving as executive vice president and chief audit executive. She has held the position of chief audit executive since May 2019. Ms. Coyle joined the Bank in February 2016 as assistant vice president, internal audit, and was promoted to vice president in February 2017. Ms. Coyle has over 25 years of internal audit and regulatory experience in the financial services industry. Before joining the Bank, she worked at Teachers Insurance and Annuity Association of America (TIAA) in their internal audit function. Prior to TIAA, she worked as a bank examiner for the Federal Reserve System, supporting community and regional banks. She has a Certification in Risk Management Assurance and is a Certified Internal Auditor and Certified Financial Services Auditor. She received a B.S. in accounting and an M.B.A. from LaSalle University.
Kwame Fields
Kwame Fields, 50, is currently serving as senior vice president, chief information security officer. Mr. Fields has held the position of chief information security officer since December 2017. Previously, he was acting OMWI officer from July 2020 to May 2025. Mr. Fields has over 25 years of information security and risk management experience across multiple industries. Prior to joining the Bank, he was a vice president at E*TRADE, where he had worked since 2014. He led the technology and security oversight and governance organization and was a principal in the creation of their diversity and inclusion council. Prior to that, Mr. Fields held a number of other management roles and oversight positions with responsibility for managing a wide range of information security, business continuity, information technology risk management, and inclusive culture initiatives. Mr. Fields earned his Bachelor of Science degree in Computer Engineering from the University of Michigan, an M.B.A. in technology management from the University of Phoenix, and is a Certified Information System Security Professional and Certified Diversity Professional.
Kelly Gear
Kelly Gear, 53, is currently serving as senior vice president and chief strategy officer, responsible for overseeing the Bank's corporate strategy, community investment, and program management departments. She has held the position of chief strategy officer since January 2022. Ms. Gear joined the Bank in August 2011 as vice president of IT planning and program services. She has over 25 years of management consulting and organizational leadership experience across highly regulated industries, including financial services, pharmaceuticals, and aerospace and defense. Prior to joining the Bank, Ms. Gear served on several executive committees overseeing large-scale global business transformations and strategic initiatives for PricewaterhouseCoopers and Johns Manville, a Berkshire Hathaway company. She earned a B.A. in marketing management from the University of St. Thomas and is a Certified Lean Six Sigma Black Belt.
Michael S. Hennessy
Michael S. Hennessy, 50, is currently serving as executive vice president and chief financial officer, responsible for capital markets, accounting, and operations. He joined the Bank in 2005 and has held positions of increasing responsibility throughout his tenure, most recently as senior vice president, finance and analytics officer, responsible for financial planning and budgeting, capital markets analytics, and liquidity management. Mr. Hennessy served as the FHLBank System's representative on the U.S. Commodity Futures Trading Commission's Market Risk Advisory Committee from 2015 to 2018. Prior to joining the Bank, Mr. Hennessy was vice president at both Lehman Brothers and Bank of America. He received a B.A. in economics and a B.A. in molecular and cell biology from the University of California at Berkeley and holds a CFA® charter.

Maxine Moir
Maxine Moir, 55, is currently serving as executive vice president and chief human resources officer, responsible for overseeing human resources and corporate workplace services. Previously, Ms. Moir was senior vice president and chief human resources officer from February 2020, and director of human resources from July 2017. Prior to joining the Bank, Ms. Moir served as director, global human resources business partner, at BlackRock, where she provided human resources support for the iShares business. Her experience also includes 17 years of progressively more complex human resources executive responsibilities at Bank of America, where she led regional and national teams. Ms. Moir holds a Senior Certified Professional credential from the Society of Human Resources Management and served on the board of the Northern California Chapter of the National Kidney Foundation for over 10 years. Ms. Moir earned a B.A. in psychology from Chico State University.
Joe Sarci
Joe Sarci, 59, was appointed in December 2025 to serve as senior vice president and chief information officer. He is responsible for leading the Bank’s technology strategy, enterprise architecture, and digital enablement. Mr. Sarci brings more than 20 years of executive technology leadership from a range of financial institutions. Prior to joining the Bank, he served as managing director of global technology at JPMorgan Chase. Additionally, he previously served as chief information officer at First Republic Bank, where he led technology modernization, cloud and data initiatives, and risk and resiliency programs. Mr. Sarci earned a bachelor's degree in computer engineering technology from DeVry University.
Gregory A. Ward
Gregory A. Ward, 56, is currently serving as executive vice president and chief risk officer, responsible for overseeing the Bank's enterprise risk, credit & collateral risk, market risk, model risk, and information security functions. Prior to being appointed chief risk officer, he served as the Bank's chief operating officer (COO) from November 2022 through April 2025. As COO, he was responsible for the Bank’s operations, information technology, information security, procurement, corporate workplace services, and community investment departments. Mr. Ward joined the Bank in 2013 as vice president, internal audit, and was promoted to deputy director in June 2016 and to director in January 2017. He has held various positions with increasing responsibilities during his tenure at the Bank, including serving as chief risk officer from May 2019 to October 2022. Before joining the Bank, he worked with Ernst & Young LLP for 12 years in its Financial Services Advisory Practice. Prior to his tenure at Ernst & Young, Mr. Ward worked in the captive insurance industry in Bermuda and for Price Waterhouse in the United Kingdom in its external audit practice. He is a Chartered Accountant, Certified Internal Auditor, Certified Anti-Money Laundering Specialist, and Project Management Professional. Mr. Ward received his B.S. from Brunel University of London.
Anthony (Tony) T. Wong
Anthony T. Wong, 60, is currently serving as executive vice president and chief banking officer, responsible for providing strategic direction and oversight for sales, marketing communications, acquired member assets, and member financial services. Mr. Wong joined the Bank in 1995 and has held various positions with increasing responsibilities during his tenure, most recently as senior vice president, member financial services and chief marketing officer. Prior to joining the Bank, he was part of the capital markets team at Barclays Global Investors (formerly Wells Fargo Nikko Investment Advisors). Mr. Wong began his career as a registered investment advisor with the retail brokerage division of Lehman Brothers. He received a B.A. in economics from the University of California at Berkeley and is a Certified Mortgage Banker and an Accredited Mortgage Professional.
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
ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers (NEOs) for 2025. Our NEOs for 2025 were individuals who served as our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers.
Compensation and Human Resources Committee and Regulatory Oversight
The Compensation and Human Resources Committee (Compensation Committee) of the Bank’s board of directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank’s eligible senior executive officers (the president and each executive vice president). For 2026, the Compensation Committee consists of four members of the Board and for 2025, it consisted of five members of the Board. The Compensation Committee acts pursuant to a Board-approved charter and may rely on the assistance, advice, and recommendations of the Bank’s management and other advisors and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board is responsible for oversight of the Bank’s enterprise-wide risk management framework, including overseeing an annual executive incentive compensation risk assessment of the Bank’s compensation policies and practices for the Bank’s senior executive officers.
Certain members of management assist the Compensation Committee in its responsibilities by providing compensation and performance information regarding our executive officers.
With respect to the compensation of the NEOs of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) provides certain oversight of FHLBanks, including the Bank executive officer compensation, and requires that an FHLBank, including the Bank, provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank’s Board for its review and non-objection prior to the compensation decisions taking effect.
The Finance Agency has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks, including the Bank. The rule addresses the authority of the Director of the Finance Agency to: (i) approve NEO agreements that provide for compensation in connection with termination of employment and (ii) review the compensation arrangements of an NEO of the FHLBanks and to prohibit an FHLBank from providing compensation to any NEO that the Director of the Finance Agency determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

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
Total Compensation is Intended to Reward Contributions to the Bank’s Corporate Goals and Performance Targets and Achievement of Individual Performance Goals. We have structured our executive compensation program to reward contributions by executives in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan, and achievement of individual performance goals. In addition to base salary, our cash incentive compensation plans create an award program for executives who contribute to, and influence achievement of, the Bank’s mission and other key objectives contained in the Bank’s strategic plans, and who are responsible for the Bank’s performance. The Bank’s overall executive compensation programs reward sustained performance through the balanced use of short- and long-term incentives, which represent a substantial portion of pay-at-risk, and through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.
Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan. For 2025, the Board adopted five corporate goals: the Business goal, the Financial Performance goal, the Risk Management goal, the Affordable Housing and Community Investment goal, and the Employee Engagement goal.
The Board assigned the weighting of each goal to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for a discussion of the relative weights assigned to corporate and individual goals for the Executive Incentive Plan (EIP) for 2025 for the NEOs.
The Business Goal
The Business goal for 2025 was comprised of two components: (i) Member Business – Advances and Letters of Credit Volume; and (ii) Member Credit Product Utilization.
The Member Business goal was designed to focus management on member business and measure how well the Bank maintained and increased the volume of advances and letters of credit outstanding to members, which is key to enhancing the Bank’s member business franchise and fulfilling the Bank’s mission. The Board set the Target level of achievement based on various assumptions, such as economic forecasts, member information, potential member business, historical goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the Target volume level was commensurate with extending credit to members in a safe and sound manner. The Target for the advances and letters of credit average daily balance volume goal was set equal to $53.0 billion, equal to the 2025 base case projections in the Bank’s 2025-2027 Strategic Plan (Plan). The Minimum achievement level was set equal to the Plan pessimistic scenario of $31.2 billion. The Maximum level of achievement for this goal component was $79.4 billion, reflecting the Plan optimistic scenario plus an add-on of $10 billion to increase the challenge of the goal.

The Member Credit Product Utilization goal recognizes the importance of increased and sustained credit product utilization by members. The Bank will measure performance by dividing the number of members who transacted a new advance or letters of credit in 2025 by the number of members at the beginning of 2025. Transactions eligible towards the goal are based on an established minimum tenor or frequency of advance activity. Letters of credit are measured by tracking member issuance in 2025. Goal achievement thresholds were benchmarked using historical utilization data from 2011-2023. The Target for utilization was set equal to 60%, based on the median historic usage levels of 61%. The Minimum level of achievement was set equal to 45% which factored in unexpected economic or regulatory changes that may limit activity as well as the 10th percentile value of historic usage at 43%. The Maximum level of achievement was set equal to 80%, which is above the highest usage level of 73% to increase the challenge of the goal.
The Financial Performance Goal
The Financial Performance goal was comprised of two components: Financial Performance – Adjusted Return on Capital (AROC) Spread; and (ii) Operating Efficiency and Control Costs – Operating Expense Management.
The Financial Performance goal component recognized that an adequate financial return on the private capital that members contribute to the Bank is important to members as shareholders. In 2025, the goal is measured based on the 2025 adjusted return on capital (AROC) spread. AROC spread is AROC minus the benchmark yield on capital, where AROC is pre-Affordable Housing Assessment adjusted net income (ANI) divided by average regulatory capital. The levels for goal achievement are based on 2025-2027 Strategic Plan scenarios.
The Target (100%) level of achievement of 1.82% was based on the 2025 base case financial projections in the Plan. The Minimum achievement level was set at 0.62% and is based on the Plan pessimistic scenario. The Maximum goal was 2.59% and is based on the Plan optimistic scenario plus an additional 25 basis points to increase the challenge of the goal.
The Operating Efficiency and Control Costs goal component incentivizes operating at or below the Bank’s approved 2025 operating expense budget of $163.6 million and demonstrates the importance of cost control and operating efficiency. The Target (100%) level of achievement was set at the 2025 operating expense budget of $163.6 million. The Minimum achievement level was set equal to 2025 operating expense budget plus 3% or $168.5 million to reflect uncertainty associated with organizational changes embedded in the budget. The Maximum level of achievement was set equal to 2025 operating expense budget less 4%, which is significantly more challenging than Target.
The Risk Management Goal
The Risk Management performance goal was comprised of two components: (i) Financial Key Risk Indicator (KRI) Performance; and (ii) Non-Financial KRI Performance.
The Financial KRI Performance goal component was designed to focus management on maintaining prudent risk management practices across capitalization, credit, and liquidity risk dimensions. These KRIs represent critical elements of the Bank’s strategic risk posture. The Board set the Target level of achievement of the Financial KRI goal at 33 out of 36. The Minimum and Maximum levels of achievement for this goal component were 29 and 36 out of 36, respectively.
The Non-Financial KRI goal component was centered on Information Security Risk Management. The goal was designed to improve the Bank’s information security first line of defense by incentivizing management to maintain prudent risk management practices across all information security subdomains of vulnerability management, patching and incident response dimensions. The levels of achievement were informed by historical performance in the preceding years. The Target level of achievement of the Non-Financial KRI goal was set at 25 out of 36. The Minimum and Maximum levels of achievement for this goal component were set at 18 and 33 out of 36, respectively.

The Affordable Housing and Community Investment Goal
The Affordable Housing and Community Investment goal for 2025 was comprised of two components: (i) the Voluntary Mission Contribution and (ii) the Community Investment Program Product Utilization.
The Voluntary Mission Contribution goal component was designed to address the Bank’s mission achievement through additional voluntary community investments. In December 2024, the Board allocated up to 5% of 2024 net income (before AHP and interest expense on mandatorily redeemable capital stock) for voluntary mission contributions to further the Bank’s community investment impact. Goal achievement was measured by the percentage of the contribution disbursed. The Target level of achievement was 90%, with Minimum and Maximum levels set at 80% and 100%, respectively.
Consistent with the Bank’s public policy purpose, the Community Investment Program Product Utilization goal was designed to focus management on partnering with members to participate in advances and credit programs that promote and assist housing and community economic development activities. Achievement in this area is a key element of the Bank’s mission objectives, and the participation of Bank members is critical. The Community Investment Program Product Utilization goal was measured by the percent of unique Bank members that apply for community investment programs in 2025, including the AHP General Fund, Targeted Fund, Workforce Initiative Subsidy for Homeownership (WISH), Community Investment Cash Advances (CICA), Advances for Community Enterprise (ACE) and Community Investment Program (CIP), and Voluntary programs, such as Access to Housing and Economic Assistance for Development (AHEAD). The levels of achievement were informed by historical member participation. The Target level of achievement was set at 45% of Bank members. The Minimum and Maximum levels of achievement were set at 40% and 55%, respectively.
The Employee Engagement Goal
The Employee Engagement goal for 2025 was a talent development goal designed to incentivize the professional development of all Bank employees to enhance and ensure the continuity of Bank operations. The goal is measured by dividing the number of employees with documented development plans at yearend 2025 by the yearend employee base. The Target level of achievement was set at 75% of Bank’s employees with documented development plans. The Minimum and Maximum levels of achievement were set at 50% and 100%, respectively. If a named successor to a leadership team position did not have a documented development plan, the goal score may not exceed the Minimum (75%) level of achievement.
Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan. The individual performance goals established for executive officers are generally based on the Bank’s Strategic Plan and reflect strategic objectives that will enable the Bank to successfully achieve its mission. The Bank’s 2025 strategic objectives were to: (i) strengthen Bank sustainability by increasing revenue; (ii) improve operational efficiency and control costs; (iii) accelerate mission and community impact.
The Bank’s Executive Incentive Compensation Plans were Designed to Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure a Proper Balance in Achieving the Bank’s Mission in a Safe and Sound Manner. With respect to each of the NEOs for 2025, the achievement levels of each of the five Bank corporate goals (the Business goal, the Financial Performance goal, the Risk Management goal, the Affordable Housing and Community Investment goal, and the Employee Engagement goal) were weighted at 80% in the aggregate with the individual goal weighted at 20% of the total weighted achievement level for each officer. See “Elements of Our Executive Compensation Program – Executive Incentive Plan” below for the individual corporate goal weights.
Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2025, the Bank evaluated total remuneration around the median 50th percentile of the financial services marketplace from which the Bank recruits executive talent, including global, national, regional, and diversified financial institutions, while maintaining an appropriate alignment with the practices of other FHLBanks. Our NEOs are required to have the same depth of knowledge and experience that comparable financial services and banking firms require.

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
Since 2014, the Compensation Committee has engaged McLagan Partners, Inc. (McLagan), a leading global management consulting firm providing consulting and benchmarking services for the financial services industry, for the purpose of providing the Compensation Committee with annual competitive market compensation reference and comparative information. In 2025, McLagan assessed the Bank’s competitive market position with respect to its executive compensation program. McLagan used market data collected from its compensation surveys and publicly available proxy data. McLagan used standardized peer group data from three groups: commercial banks with incumbents located in metro San Francisco and metro New York; the other FHLBanks; and public proxy peers with assets between $10 billion and $20 billion. When comparing Bank executives with those at commercial banks, the closest comparable roles/realistic employment opportunities were used. When comparing Bank executives to executive roles at other FHLBanks, overall functional heads were used. When using the $10 billion to $20 billion peer group for comparison, actual functional roles or salary rank was used. The Compensation Committee used the McLagan market data as a reference point for evaluating 2025 executive compensation levels and to check, evaluate, and compare the reasonableness and appropriateness of the levels of compensation provided to our senior executives.
Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our NEOs, with a balanced combination of base salary and short- and long-term cash incentive compensation.
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
The Bank’s short-term cash incentive compensation component of the EIP rewards the NEOs and other executive officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. The Bank’s long-term cash incentive compensation component of the EIP ties long-term cash incentive rewards to the sustainability of goal achievements over a long-term period. This structure is designed to promote the Bank’s long-term health by deterring behavior or inappropriate risk-taking that could lead to material financial loss at the Bank. This approach for long-term compensation is consistent with developing practices to better recognize risk outcomes in incentive-based compensation decision making and balance risk and reward.
Elements of Our Executive Compensation Program
Base Salary Compensation
Base salary compensation is a key component of the Bank’s executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the NEOs is based on a combination of factors, including comparative salary information from industry salary surveys that include financial institutions in the Bank’s peer groups. Other factors include the NEO's relevant experience and accomplishments and level of responsibility at the Bank and perceived market competition for executives with comparable levels of experience. The Board considers any base salary adjustments for the NEOs, effective as of the beginning of each year, based on the individual's performance and contributions to the Bank’s achievements or to help more appropriately align total remuneration with comparable positions in the financial services marketplace. Base salary adjustments for the NEOs are subject to review and non-objection from the Finance Agency. For the base salaries of the current NEOs, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – At Will Employees.”
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
Performance goals and qualifiers are the factors established by the Board for each performance period and are taken into consideration in determining the amount of an award. Under the EIP for 2025, the Board established the following 2025 performance goals for the Annual Award: the Business goal; the Financial Performance goal; the Risk Management goal, the Affordable Housing and Community Investment goal, and the Employee Engagement goal. The Board defined “Minimum,” “Target,” and “Maximum” achievement levels for each performance goal to determine the amount of the award. Performance goal measures range from 0% of Target if the Minimum is not achieved to 150% of Target for the Maximum level of achievement. The Board may adjust the performance goals and qualifiers for any performance period to ensure the purposes of the EIP are served. In determining the appropriate performance goals and qualifiers the Board will, among other things:
•balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks;
•make such a determination in a manner designed to ensure that a participant’s overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies regarding compensation arrangements; and
•monitor the success of the performance goals and qualifiers, taking into account weighting established in prior years and making appropriate adjustments in the future, as needed, so that payments appropriately incentivize participants, appropriately reflect risk, and align with regulatory guidance.

For the 2025 performance goals, the following table shows the goal weights for the senior executive officers eligible to participate in the EIP (including the NEOs).

	Senior Executive Officers (other than the Chief Risk Officer)		Chief Risk Officer
	Corporate Goal Weight	Goal Weight (includes individual goals)	Corporate Goal Weight	Goal Weight (includes individual goals)
Individual	N/A	20.0%	N/A	20.0%
Business	25.0%	20.0%	15.6%	13.0%
Financial Performance	20.0%	16.0%	12.5%	10.0%
Risk Management	20.0%	16.0%	50.0%	40.0%
Affordable Housing and Community Investment	30.0%	24.0%	18.8%	15.0%
Employee Engagement	5.0%	4.0%	3.1%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
The achievement levels in the EIP for 2025 were designed to reward senior executive officers for achievement of the Bank’s corporate goals and objectives as described above, based on a Target level of achievement for all corporate goals and the officer's individual goal(s). The Maximum achievement level was designed to reward senior executive officers when the Bank and the individual officer achievements far exceed the Target level. The Maximum achievement level is the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.
The performance goal measures and plan design were intended to appropriately motivate and reward the Bank’s senior executive officers based on the total achievement of all goals, considering each senior executive officer’s role in the Bank’s performance. Setting the performance goal measure ranges based on a percentage of base salary for 2025 is intended to be consistent with our Executive Compensation Philosophy of evaluating total remuneration around the median 50th percentile of the total remuneration in the financial services marketplace from which the Bank recruits executive talent.
The EIP Annual Awards are determined by multiplying the percentage of achievement for each goal by the respective performance goal weights to arrive at each participating officer's total weighted achievement level. The individual goal achievement is also determined based on the officer’s individual performance for the year. Each participating officer's total weighted achievement level is then used to determine each participating officer's cash incentive compensation award under the EIP.
The following table shows the total incentive award levels for the Annual Awards and the allocation of the Annual Award opportunities between the Year-End Awards and the Deferred Awards for 2025 under the EIP for the eligible senior executive officers.
Any compensation action related to an NEO is subject to review and non-objection by the Federal Housing Finance Agency.

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
The following are the performance qualifiers for 2025 for any awards under the EIP: (i) no submission of material information to a regulatory or a reporting agency is significantly past due; (ii) the Bank makes sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, and other supervisory findings; (iii) no material risk management deficiency exists at the Bank; (iv) no operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (v) the Bank has sufficient capital to pay dividends and the ability to repurchase or redeem capital stock; and (vi) the Bank maintains a regulatory capital ratio of at least 4.25%.
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
The amount of any award will be determined at the sole discretion of the Board. If the qualifiers are satisfied, the Bank’s GAAP Return on Capital rate (GAAP income divided by average GAAP capital) measured for the relevant calendar year is applied to any Deferred Awards. The applicable interest rate will be measured and applied separately for each calendar year that is part of a Deferral Performance Period. Awards, if any, under the EIP are to be paid in accordance with the terms of the EIP following Board approval and are subject to review and non-objection by the Federal Housing Finance Agency. The EIP for 2025 also includes a “cap” on the total incentive award payout for any particular year where the sum of the Year-End Award plus the Deferred Award vesting after three years and the interest earned on such Deferred Award does not exceed the senior executive officers’ base salary for that calendar year.
The amount of any earned and vested Annual Award or Deferred Award may be modified at the Board’s discretion to account for performance that is not captured in the relevant performance goals and qualifiers. The Board, in its discretion, may also consider “Extraordinary Occurrences” when assessing performance results and determining any of the awards. “Extraordinary Occurrences” mean those events that, in the opinion and discretion of the Board, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank’s operating or financial results. The EIP for 2025 also provides that the Board may apply a “multiplier” to an individual’s Annual Award to account for individual performance not captured in his or her individual performance goals, positive or negative, but not to result in an award level below Minimum or above Maximum.
For additional information regarding awards granted under the EIP for 2025, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.
Savings Plan
The Bank’s Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the NEOs. Each eligible employee may contribute between 2% and 75% of base salary to the Savings Plan. For employees who have completed at least six months of service, the Bank matches the employee's contribution up to 6% of base salary. Employees are always fully vested in employer matching contributions.
Cash Balance Plan
The Cash Balance Plan is a tax-qualified defined benefit plan that covers employees who have completed a minimum of six months of service, including the NEOs. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balance accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan.
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
Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plans. Participation in the BEP is available to all employees, including the NEOs, whose benefits under the tax-qualified plans are restricted because of the IRC limitations discussed above.
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

Deferred Compensation Plan
Our Deferred Compensation Plan (DCP) is an unfunded and non-tax-qualified deferred compensation plan, consisting of three components for employees: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up retirement benefits that would have been earned under the Cash Balance Plan had any amount of total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Non-Qualified Deferred Compensation Table.” The DCP is made available to all Bank employees including the NEOs and directors as to their director fees.
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
Supplemental Executive Retirement Plan
Effective January 1, 2003, the Bank provides a Supplemental Executive Retirement Plan (SERP) to the Bank’s eligible senior executive officers, including the NEOs (other than Mr. Amato). This plan is an unfunded and non-tax-qualified retirement benefit plan that provides a cash balance-style benefit in addition to the tax-qualified benefits under the Cash Balance Plan.
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
Participants accrue annual interest equal to 6% of balances accrued through the prior yearend. In addition, SERP benefits are limited to the extent that any participant's total retirement income exceeds 50% of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years of participation in the SERP. Annual benefits accrued under the SERP for any plan year commencing after January 1, 2018, will vest at the earlier of five years of employment with the Bank from the date the senior executive officer became a participant in the SERP, or when the participant reaches age 62.
The normal form and time of payment of benefits under the SERP is a lump sum upon the earlier of termination of employment, disability, or death.
If a participant's employment is terminated for cause (as defined in the plan), only the unvested portion of the participant’s SERP account would be forfeited.
Other Elements of Compensation
The Bank provides to all employees, including the NEOs, health, dental, and vision insurance and an employee assistance program for the employees and their spouses/partners and children, for which the Bank pays approximately 80% of the premiums and the employee pays approximately 20%. In addition, the Bank provides long-term disability, basic life insurance, and basic accidental death & dismemberment coverage to all employees at no cost to the employees. Additional benefits provided to all employees, including named executive officers include, wellness stipend, technology stipend, commuter benefit, and back-up childcare assistance. In addition, named executive officers are eligible for enhanced executive long-term disability insurance coverage.
The Bank makes available limited retiree healthcare benefits for eligible employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree healthcare benefits, a Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.
Perquisites
On occasion, the Bank may pay for resort activities for employees, including our NEOs, in connection with business-related meetings. If approved by the Bank president, the Bank may reimburse the actual cost of travel expenses of the spouse or partner of any Bank employee, or any director serving on the Bank’s Board, when the spouse or partner is accompanying the respective Bank employee or director on official Bank business. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

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
Compensation and Human Resources Committee
Daniel Siciliano, Chair
Banafsheh Akhlaghi, Vice Chair
Matthew Hendricksen
Brian M. Riley

EXECUTIVE COMPENSATION

The following table summarizes the total compensation earned by each of the NEOs for 2025:

Summary Compensation Table
(In whole dollars)
Name and Principal Position	Year	Base Salary	Bonus		Non-Equity Incentive Compensation(1)		Change in Pension Value and Non-Qualified Deferred Compensation(2)	All Other(3)(4) Compensation		Total
Joseph Amato(5)	2025	$540,000	$561,447	(6)	$442,089		$54,629	$29,809		$1,627,974
Interim President and CEO	2024	540,000	—		425,889		49,656	24,578		1,040,123
	2023	500,000	177,417	(7)	378,200		47,001	31,357		1,133,975

Alanna McCargo(8)	2025	124,127	—		—		—	20,427	(9)	144,554
Former President and CEO	2024	500,625	—		—		138,729	188,164	(10)	827,518

Michael Hennessy(11)	2025	438,399	—		260,800	(12)	192,054	38,321		929,574
EVP and CFO

Greg Ward(13)	2025	545,900	—		436,944		561,362	43,406		1,587,612
EVP and	2024	545,900	—		431,844		209,805	36,475		1,224,024
Chief Risk Officer	2023	530,000	—		438,998		362,570	35,521		1,367,089

Tony Wong	2025	450,110	—		349,862		303,834	41,284		1,145,090
EVP and	2024	450,110	—		345,462		207,650	29,576		1,032,798
Chief Banking Officer	2023	437,000	—		330,500		281,494	29,122		1,078,116

Maxine Moir	2025	418,500	—		314,900		166,777	37,200		937,377
EVP and Chief Human
Resources Officer
(1)The amounts reflect the total Annual Awards earned under the EIP for services performed during the respective fiscal year. 50% of the total Annual Awards are vested after the last day of the one-year performance period, i.e., the Year-End Award. The remaining 50% of the total Annual Awards are deferred and vested on the last day of a three-year performance period, i.e., the Deferred Award. Any payout of the Deferred Awards under the EIP is subject to the satisfaction of certain requirements and qualifiers, and review and non-objection by the Finance Agency. The amounts also reflect interest for any vested Deferred Awards under the EIP. For the total Annual Award for 2025 under the EIP for 2025, see the discussion in “Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table – Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts.”
(2)Represents the aggregate change in actuarial present value of each of the NEOs' accumulated benefits under the Bank’s qualified and non-qualified defined benefit plans to the extent applicable (i.e., Cash Balance Plan; frozen FIRF; restored benefits under the Benefit Equalization Plan (BEP); make-up retirement benefits under the Deferred Compensation Plan (DCP); and Supplemental Executive Retirement Plan (SERP)). There are no above-market or preferential earnings on the NEOs' DCP accounts.
(3)Includes perquisites and premiums for disability and life insurance paid by the Bank. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable but is known to be de minimis.
(4)Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the BEP and DCP.
(5)Effective January 30, 2025, Mr. Amato was appointed by the Board to serve as the Interim President and Chief Executive Officer. Mr. Amato previously served as the interim CFO effective January 5, 2021, and as the CFO effective May 13, 2021 until April 1, 2025. Amounts included in Mr. Amato’s compensation summary for 2025 include compensation for the period in 2025 which he served as CFO.
(6)Represents total payments of monthly CEO Award in recognition of service as Interim President and Chief Executive Officer.
(7)Represents payment of a discretionary special award in recognition of service as CFO.
(8)Ms. McCargo became president and CEO effective June 10, 2024. On January 30, 2025, Ms. McCargo departed the Bank as an employee and Ms. McCargo’s employment terminated as of such date. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(9)Of this amount, $14,875 represents grossed up relocation costs to Ms. McCargo.
(10)Of this amount, $176,989 represents grossed up relocation costs to Ms. McCargo.
(11)Mr. Hennessy was appointed as CFO effective April 1, 2025. Amounts included in Mr. Hennessy’s compensation summary for 2025 include compensation for his service as senior vice president, finance and analytics officer between January 1, 2025 and March 31, 2025.
(12)In addition to the Annual Award under the EIP for 2025, Mr. Hennessy received a prorated short-term award of $37,574 and a prorated deferred award of $3,757 under the Bank’s Team Member Incentive Plan earned prior to Mr. Hennessy becoming eligible for the EIP for 2025 in April 2025.
(13)Mr. Ward, who previously served as chief operating officer, became chief risk officer effective May 1, 2025.

Grants of Non-Equity Incentive Plan-Based Awards

(In whole dollars)				Estimated Payout Ranges(1)
Name	EIP for 2025	Plan Period	Payout Date	Minimum	Target	Maximum
Joseph Amato	Year-End Award	2025	February 2026	$108,000	$175,500	$229,500
	Deferred Award	2026-2028	February 2029	108,000	175,500	229,500
Michael Hennessy	Year-End Award	2025	February 2026	69,300	112,650	147,300
	Deferred Award	2026-2028	February 2029	69,300	112,650	147,300
Greg Ward	Year-End Award	2025	February 2026	109,200	177,400	232,000
	Deferred Award	2026-2028	February 2029	109,200	177,400	232,000
Tony Wong	Year-End Award	2025	February 2026	90,000	146,300	191,300
	Deferred Award	2026-2028	February 2029	90,000	146,300	191,300
Maxine Moir	Year-End Award	2025	February 2026	83,700	136,000	177,850
	Deferred Award	2026-2028	February 2029	83,700	136,000	177,850
(1)The estimated payouts for the Year-End Award and the Deferred Award each represent 50% of the total Annual Awards under the EIP for 2025 that could have been earned by the respective executive officers for 2025. Actual amounts of both the Year-End Award and Deferred Award under the EIP for 2025 for each NEO are included in the Summary Compensation Table. Any payout of the Deferred Awards under the EIP for 2025 is subject to the satisfaction of certain requirements and qualifiers, and review and non-objection by the Finance Agency. See the discussion in “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Executive Incentive Plan.”
Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards Table
At Will Employees
All employees of the Bank are “at will” employees, including the NEOs. The NEOs may resign at any time, and the Bank may terminate their employment at any time with or without cause and with or without notice, subject to contractual obligations, if any.
Corporate Senior Officer Severance Policy. The Corporate Senior Officer Severance Policy (Senior Officers' Policy) is applicable to the executive vice presidents (other than Mr. Amato), and any senior vice president who was eligible as of December 31, 2018, who are defined in the Senior Officers’ Policy as “Corporate Senior Officer.”
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
The Board believes that the level of severance benefits for each NEO who is a Senior Corporate Officer under the Senior Officers’ Policy is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that the distraction of this uncertainty may have a detrimental impact on the executive's performance. If the employment of any of the 2025 NEOs who are eligible under the Senior Officers’ Policy currently serving had been terminated on December 31, 2025, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive (subject to review and non-objection by the Finance Agency) applying the Senior Officers’ Policy would have been as follows: Michael Hennessy, $464,157; Greg Ward, $419,029; and Tony Wong, $450,461; and Maxine Moir, $232,171.
Employment Agreements and Arrangements
McCargo Employment Agreement. The Bank entered into an employment agreement with Alanna McCargo dated May 7, 2024, to serve as President and Chief Executive Officer of the Bank, with an initial term of three years Under the terms of the agreement, Ms. McCargo was to initially receive a base annual salary of $890,000.
Pursuant to the terms of Ms. McCargo's employment agreement, (i) Ms. McCargo was eligible to participate in the Bank’s various executive incentive and employee benefit plans, including the Bank’s EIP and SERP; (ii) the amount of Bank annual contribution credits under the SERP was to be 25% of total annual compensation for less than five years of credited service and 35% of total annual compensation for 5 or more years of credited service; (iii) Ms. McCargo was to receive reimbursement of relocation costs up to $250,000; (iv) if Ms. McCargo’s employment was terminated due to the expiration of the initial three-year term and the Board decided not to extend her employment for any additional term, Ms. McCargo would be entitled to all Accrued Benefits (as defined in her employment agreement) and to receive a severance payment equal to twelve months of base salary and a pro-rata portion of the EIP award for the year in which the termination occurs; and all Deferred Awards will be treated as fully vested (Severance Payment); (v) if Ms. McCargo was terminated without Cause (as defined in her employment agreement) or for Good Reason (as defined in her employment agreement) at any time, Ms. McCargo would be entitled to receive severance payments equal to the Severance Payment and all Accrued Benefits.
As previously reported on Form 8-K filed on January 30, 2025, Ms. McCargo departed the Bank as an employee and Ms. McCargo’s employment terminated as of such date. On the same date, Ms. McCargo and the Bank entered into (i) a separation agreement (the “Separation Agreement”), under which Ms. McCargo executed releases of claims in favor of the Bank and agreed to various post-employment covenants, including, but not limited to, standard non-disparagement and cooperation provisions, and in exchange the Bank agreed to pay Ms. McCargo cash payments totaling $1,476,951 (less applicable withholdings) and (ii) an advisory agreement (the “Advisory Agreement”), under which Ms. McCargo would advise on transition, strategic and/or regulatory matters and in exchange, the Bank agreed to pay Ms. McCargo $80,000 within thirty (30) days of the execution of the agreement, a monthly fee of $15,000, and $250,000 upon completion of the term of Ms. McCargo’s advisory service, subject to Ms. McCargo executing a release of claims in favor of the Bank and agreeing to various other covenants. The Separation Agreement, and the payment of severance benefits thereunder, was subject to review by the Finance Agency. No payments were made to Ms. McCargo under either the Separation Agreement or the Advisory Agreement, and the Separation Agreement and the Advisory Agreement are null and void as of this date. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
The Board has formed a search committee of the Board, as previously disclosed, to conduct a search for Ms. McCargo’s successor and to evaluate and propose qualified candidates for approval to the Board. Effective January 30, 2025, the Bank appointed Mr. Joseph Amato, the Bank’s previous Executive Vice President and Chief Financial Officer, to serve as the Bank’s Interim President and Chief Executive Officer. Effective February 2, 2026, the Bank appointed Mr. Winthrop Watson to serve as the Bank’s Interim President and Chief Executive Officer.

Amato Employment Agreement. The Bank entered into an employment agreement with Joseph Amato dated October 7, 2020, for an initial term of six months and six automatic extensions of one-month terms thereafter. Mr. Amato’s initial employment agreement provided that Mr. Amato would receive a base annual salary of $500,000 and a sign-on payment of $50,000. The initial employment agreement also provided that notwithstanding any terms to the contrary in the Bank’s EIP, SERP, and Corporate Senior Officer Severance Policy, such plans and policy would not apply to Mr. Amato in connection with his employment. Additionally, Mr. Amato’s employment agreement provided that he would be eligible for a fully discretionary Special Award (as defined in his employment agreement) of up to $300,000 to be received in two parts in recognition of his service as Interim Chief Financial Officer and based on his performance in connection with his duties and responsibilities as the Bank’s principal financial officer. The first part of the Special Award ($150,000) was paid at the end of the initial term, and the remainder of the Special Award ($25,000) was paid at the end of the automatic one-month extension of his term.
On July 7, 2021, the Bank entered into an amendment to Mr. Amato’s employment agreement (Amendment No. 1) to extend the term of his employment to March 31, 2023, and, effective May 13, 2021, to serve as the Bank’s Executive Vice President and Chief Financial Officer for the extended term (Second Term). Amendment No. 1 provided an option to mutually elect to extend his Second Term for another year, until March 31, 2024 (Mutual Extension). Amendment No. 1 also provided that Mr. Amato would be eligible for a Second Special Award (as defined in Amendment No. 1) of up to $354,835 in recognition of his service as the Bank’s Executive Vice President and Chief Financial Officer. The first 50% of the Second Special Award ($177,418) was paid in 2022. The second 50% of the Second Special Award ($177,417) was paid in 2023. Additionally, Amendment No. 1 provided that beginning with the Second Term, Mr. Amato would also be eligible to participate in the Bank’s EIP. For the Second Term, Mr. Amato continued to acknowledge that the SERP and the Corporate Senior Officer Severance Policy would not apply to him during the Second Term or any Mutual Extension. Amendment No. 1 also provided that, upon the expiration of the Second Term or any mutual extension, Mr. Amato would be entitled to receive a severance payment equal to the EIP Annual Award (defined in the EIP to include both the short-term incentive component and the long-term incentive component) as set forth in the Bank’s EIP, which would be treated as vested, on a pro rata basis for the performance period of the year when the expiration of his employment agreement occurs, and any Deferred Awards (as defined in the EIP) would be treated as fully vested, all of which is to be paid out as and when due in accordance with the EIP (Severance Payment).
On October 19, 2022, in accordance with the Mutual Extension, the Bank and Mr. Amato entered into a second amendment to his employment agreement (Amendment No. 2) to memorialize the mutual extension of the term of his employment following the expiration of the Second Term to March 31, 2024.
On October 30, 2023, the Bank and Mr. Amato entered into a third amendment to his employment agreement (Amendment No. 3) to mutually extend the term of his employment to September 30, 2024 (Third Term), with an automatic extension until March 31, 2025. Amendment No. 3 also amended Mr. Amato’s base annual salary to $540,000, effective January 1, 2024.
Under the terms of Amendment No. 2, as amended by Amendment No. 3, in recognition of Mr. Amato’s extended service as the Bank’s Executive Vice President and Chief Financial Officer, Mr. Amato would be eligible for a fully discretionary Third Special Award (as defined in Amendment No. 3). Pursuant to a subsequent employment agreement entered into June 2, 2025, between the Bank and Mr. Amato, the Third Special Award was terminated without any payments being made thereunder.
On January 30, 2025, Mr. Amato began serving as both Chief Financial Officer and Interim Chief Executive Officer. On April 1, 2025, the Bank and Mr. Amato entered into a fourth amendment to Mr. Amato’s employment agreement (Amendment No. 4), which extended the term of Mr. Amato’s employment to May 31, 2025 (Fourth Term). Amendment No. 4 also ended Mr. Amato’s service as Chief Financial Officer effective April 1, 2025, and continued his service as Interim Chief Executive Officer. Mr. Amato continued to acknowledge that the SERP and the Corporate Senior Officer Severance Policy would not apply to him during the Fourth Term.
On June 2, 2025, the Bank entered into a subsequent employment agreement (Subsequent Employment Agreement) with Mr. Amato. The Subsequent Employment Agreement extended Mr. Amato’s employment as follows: (1) beginning on June 1, 2025, and ending on September 30, 2025, Mr. Amato’s employment was extended for a fifth term (Fifth Term); (2) upon conclusion of the Fifth Term, Mr. Amato’s employment was automatically extended by two (2) calendar months ending on November 30, 2025 (the First Renewal); and (3) upon conclusion of the First Renewal, Mr. Amato’s employment was automatically extended by two (2) calendar months and one (1) day ending on February 1, 2026 (the Second Renewal).
Under the terms of the Subsequent Employment Agreement, Mr. Amato would receive a base annual salary of $540,000 and a monthly award of $50,743, and in addition, a lump sum amount equal to the amount Mr. Amato would have received had such monthly award been paid during the period from January 30, 2025, through the day immediately prior to the effective date of the Subsequent Employment Agreement. Mr. Amato was eligible to participate in the Bank’s Executive Incentive Plan and remained ineligible to participate in the Bank’s Supplemental Executive Retirement Plan and Corporate Senior Officer Severance Policy. In addition, the Subsequent Employment Agreement provided that Mr. Amato would be eligible for a fully discretionary award, the “Discretionary Fourth Special Award” (as defined in the Subsequent Employment Agreement), up to an amount equal to the actual forgone benefits under such plans and policies for the 2021 to 2026 periods through the last day Mr. Amato remains employed by the Bank, reduced by the amount of payments made pursuant to certain other awards and fully-vested benefits received by Mr. Amato under certain other Bank plans and agreements. The Discretionary Fourth Special Award could also be increased by a one-time contribution credit in the amount of $50,000 to be added on the last day of Mr. Amato’s employment with the Bank, subject to certain terms and conditions.
Pursuant to the terms of the Subsequent Employment Agreement, Mr. Amato’s employment with the Bank terminated on February 1, 2026, and in accordance with the terms of the Subsequent Employment Agreement, Mr. Amato will receive $741,170 under the Discretionary Fourth Special Award and will be entitled to up to $459,785 under the EIP Awards by operation of the EIP, subject to Finance Agency review and non-objection. Other than as set forth above, Mr. Amato is not entitled to any further benefits from the Bank.
Non-Equity Incentive Compensation and Non-Equity Long-Term Incentive Payouts
The total Annual Award for each NEO represents the amount for their Year-End Award and the amount for their Deferred Award, each of which is 50% of their Annual Award approved by the Board under the EIP for 2025. The payment of their Deferred Award is deferred for the three-year performance period and is subject to applicable requirements and qualifiers as described in “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Executive Incentive Plan,” which discussion is herein incorporated by reference.
The following table shows the two components of the total Annual Awards for the NEOs approved by the Board under the EIP for 2025.

(In whole dollars)	EIP for 2025
Named Executive Officers	Year-End Awards(1)	Deferred Awards(2)	Annual Awards
Joseph Amato	$208,600	$208,600	$417,200
Michael Hennessy(3)	130,400	130,400	260,800
Greg Ward	199,800	199,800	399,600
Tony Wong	164,850	164,850	329,700
Maxine Moir	157,450	157,450	314,900
Total			$1,722,200
(1)The Year-End Award is 50 percent of the total Annual Award and is included in the Summary Compensation Table.
(2)The Deferred Award is 50 percent of the total Annual Award and remains subject to the satisfaction of applicable qualifiers and will not be paid until 2029. The Deferred Awards are also subject to modification and forfeiture under the terms of the EIP.
(3)In addition to the Annual Award under the EIP for 2025, Mr. Hennessy received a prorated short-term award of $37,574 and a prorated deferred award of $3,757 under the Bank’s Team Member Incentive Plan earned prior to Mr. Hennessy becoming eligible for the EIP for 2025 in April 2025.
The Bank’s overall achievement level against its corporate goals for 2025 was 125.8%.

To support the 2025 Business goal achievement level, the Member Business Volume goal was $52.1 billion, and Member Business Product Utilization was 57.5%. For the accomplishments relating to the Member Business goal mentioned above, management received an overall achievement level between Minimum and Target of 97.7%.
To support the 2025 Financial Performance goal achievement level, AROC spread was 2.41% and operating expenses were $156.2 million (below the Bank’s 2025 operating expense budget of $163.6 million). For the accomplishments relating to the Financial Performance goal, management received an overall achievement level between Target and Maximum of 144.2%.
To support the 2025 Risk Management goal achievement level, the Financial KRI goal was 36 out of 36 and the Information Security Risk Management goal was 25 out of 36. For the accomplishments relating to the Risk Management goal, management received an overall achievement level between Target and Maximum of 125.0%.
To support the 2025 Affordable Housing and Community Investment goal achievement level, the Bank disbursed 99.8% of the 2025 voluntary contribution and Community Investment Program Utilization was 48.8%. For the accomplishments relating to the Affordable Housing and Community Investment goal, management received an overall achievement level between Target and Maximum of 134.0%.
To support the 2025 Employee Engagement goal achievement level, the percent of Bank employees with documented development plans was 98.5%. For the accomplishments relating to the Employee Engagement goal, management received an overall achievement level between Target and Maximum of 147.0%.

Pension Benefits Table
The following table provides the present value of accumulated retirement and pension-related benefits payable as of December 31, 2025, to each of the NEOs upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Joseph Amato	Cash Balance Plan	4.667	$106,930	$—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	4.667	51,338	—
	Deferred Compensation Plan	4.667	52,740	—
	Supplemental Executive Retirement Plan	N/A	—	—

Michael Hennessy	Cash Balance Plan	20.000	568,406	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	20.000	59,192	—
	Deferred Compensation Plan	20.000	40,197	—
	Supplemental Executive Retirement Plan(2)	0.750	99,114	—

Greg Ward	Cash Balance Plan	11.667	299,337	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	11.667	243,664	—
	Deferred Compensation Plan	11.667	—	—
	Supplemental Executive Retirement Plan(2)	9.000	1,931,272	—

Tony Wong	Cash Balance Plan	30.250	947,638	—
	Financial Institutions Retirement Fund	0.250	2,214	—
	Benefit Equalization Plan	30.250	164,903	—
	Deferred Compensation Plan	30.250	46,525	—
	Supplemental Executive Retirement Plan(2)	4.667	776,450	—

Maxine Moir	Cash Balance Plan	7.917	196,344	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	7.917	98,305	—
	Deferred Compensation Plan	7.917	2,475	—
	Supplemental Executive Retirement Plan(2)	2.583	398,797	—
(1)For purposes of this table, the present value of accumulated benefits as of December 31, 2025 (measured December 31, 2025) was calculated using a discount rate of 5.00%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. Amounts under the BEP and the DCP represent the present value of only the pension-related benefits accumulated for the NEO.
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
Non-Qualified Deferred Compensation Table
The following table reflects the non-qualified Deferred Compensation Plan balances as of December 31, 2025, for the NEOs.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2025 Executive Contributions(1)	2025 Bank Contributions	Aggregate Earnings/ (Losses)	Aggregate (Withdrawals)/ Distributions	Yearend 2025 Aggregate Balance
Joseph Amato	2025	$721,258	$343,048	$—	$143,376	$—	$1,207,682
Interim President and CEO

Michael Hennessy	2025	591,850	120,294	—	122,591	—	834,735
EVP and CFO

Greg Ward	2025	—	—	—	—	—	—
EVP and
Chief Risk Officer

Tony Wong	2025	369,986	—	—	65,989	—	435,975
EVP and Chief Banking Officer

Maxine Moir	2025	30,350	6,216	—	4,996	—	41,562
EVP and Chief Human
Resources Officer
(1)The 2025 executive contributions made by Mr. Amato, Mr. Hennessy, and Ms. Moir are included in the “Non-Equity Incentive Payment” column in the Summary Compensation Table.
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

Income taxes are deferred until a participant receives payment of funds from the plan. Participants may elect payouts in a lump sum or over a payout period from two to 10 years. A participant may change any previously elected payment schedule by submitting a written election. Any written election to change the payment schedule must be made at least 12 months prior to the original payout date, and the new payout date, in most cases, must be at least five years from the original payout date.

CHIEF EXECUTIVE OFFICER (CEO) PAY RATIO
For the year ended December 31, 2025, the ratio of the Bank’s CEO’s total compensation for 2025 to the Bank’s median of the annual total compensation for 2025 of all our employees, except the CEO (Median Employee) is 6.29:1. For total compensation for the Bank’s CEO and the Median Employee, the Bank used the same elements of compensation presented in the Summary Compensation Table and calculated total compensation in the same manner total compensation is calculated for the Summary Compensation Table for both employees. The calculation also included amounts attributable to change in pension value, which will vary among employees based upon their tenure at the Bank. For 2025, the total annualized compensation of the Median Employee was $258,660, and the total annualized compensation of the CEO was $1,627,974.
The Bank identified the Median Employee by calculating the 2025 total compensation (using the same elements of compensation in the Summary Compensation Table and in the same manner total compensation is calculated for the Summary Compensation Table) for each of the employees who were employed by the Bank on December 31, 2025, and ranking the 2025 total compensation for all such employees (a list of 267 employees) from lowest to highest, excluding the CEO. The employees in the calculation included all full-time and part-time employees, and the Bank annualized compensation for all such employees.

DIRECTOR COMPENSATION
We provide our directors with compensation for the performance of their duties as members of the Board and for the amount of time spent on the Bank’s business.

Director Compensation Table For the Year Ended December 31, 2025

(In whole dollars)
Name of Directors serving during 2025	Fees Earned or Paid in Cash
Joan C. Opp(1)	$137,000
Banafsheh Akhlaghi (2)	136,426
F. Daniel Siciliano(3)	165,000
Brian M. Riley(4)	142,000
David Adame (6)	123,000
Laura Archuleta	129,427
Jeffrey K Ball (5)	130,000
Marangal L. Domingo(6)(8)	130,000
Ana E. Fonseca(8)	129,427
Lori Gay	130,000
Matthew Hendricksen	130,000
Chang M. Liu(8)	130,000
Silvio Tavares(7)	123,000
Total	$1,735,280
(1)Ms. Opp began serving as Chair in 2026.
(2)Ms. Akhlaghi began serving as Vice Chair in 2026.
(3)Mr. Siciliano served as Chair during 2025.
(4)Mr. Riley served as Vice Chair during 2025.
(5)Mr. Ball resigned as a member of the Board effective December 31, 2025.
(6)Mr. Domingo and Mr. Adame’ terms as a member of the Board expired effective December 31, 2025.
(7)Mr. Tavares resigned as a member of the Board effective December 31, 2025. Mr. Tavares' term was scheduled to expire on December 31, 2025.
(8)The Bank offers a matching gift program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofits up to $1,000. For the year ended 2025, the Bank made $1,000 matching contributions on behalf of directors Domingo, Fonseca and Liu.
On occasion, the Bank pays for resort activities for directors in connection with Board meetings and other business-related meetings, and, in some cases, the Bank may pay the expenses for spouses accompanying directors to these meetings or other Bank-sponsored events. The value of these perquisites is considered de minimis and not included in the table above.
The 2025 Board Compensation and Expense Reimbursement Policy (2025 Directors Compensation Policy) provided the directors with compensation for the performance of their duties as members of the Board and the amount of time spent on official Bank business, as set forth below.

(In whole dollars)
Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chair	$110,000	$55,000	$165,000
Vice Chair	87,000	55,000	142,000
Audit, Compensation and HR, and Risk Committee Chairs	82,000	55,000	137,000
All Other Committee Chairs	75,000	55,000	130,000
Other Directors	68,000	55,000	123,000

Under the 2025 Directors Compensation Policy, service fees for the above positions were paid for serving as a director during and between regularly scheduled meetings of the Board. The maximum annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board (month end February, April, June, August, October, and December). In addition, each director received a fee of $11,000 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $55,000.
The 2025 Directors Compensation Policy provided that a director may receive a meeting fee for participation in one regularly scheduled Board meeting by videoconference. No other fee was paid for participation in meetings of the Board or Board committees by videoconference or participation in other Bank or FHLBank System activities. The president of the Bank was authorized to interpret the 2025 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.
Under the 2025 Directors Compensation Policy, the final prorated service fee was to be withheld if a director did not attend (in person, by telephone, or virtually) at least 75% of all regular and special meetings of the Board and the director's assigned committees for the year, or if the Board determined a director had consistently demonstrated a lack of engagement and participation in meetings attended. In addition, the meeting fee attendance requirement provided that a director would receive a meeting fee only if the director attended the regular Board meeting, as well as at least one assigned committee meeting during the Board’s regularly scheduled two-day meetings.
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
The 2025 Directors Compensation Policy also provides that directors may receive up to an additional $1,500 in compensation in the form of expense reimbursement for meals and travel for a spouse or significant other. The 2025 Directors Compensation Policy also provided the opportunity to participate in the Bank’s Charitable Contribution Matching Gift Program.
The Board adopted a Compensation and Expense Reimbursement Policy for 2025, which is substantially similar to the 2025 Directors Compensation Policy. Director service fees increased for the Board Chair, Vice Chair, and the Chairs of the Audit, Compensation & Human Resources, and Risk Committees for 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 27, 2026.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Western Alliance Bank	1,339,489	5.1%
1 East Washington Street
Phoenix, Arizona 85004
The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Federal Home Loan Bank of San Francisco as of February 27, 2026.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Ana E. Fonseca	Logix Federal Credit Union	Valencia	CA	172,500	0.7
Matthew Hendricksen	Employers Insurance Company of Nevada	Reno	NV	10,193	—
Matthew Hendricksen	Employers Assurance Company	Reno	NV	14,162	0.1
Matthew Hendricksen	Employers Compensation Insurance Company	Reno	NV	16,430	0.1
Matthew Hendricksen	Employers Preferred Insurance Company	Reno	NV	27,567	0.1
Matthew Hendricksen	Cerity Insurance Company	Reno	NV	6,701	—
Chang M. Liu	Cathay Bank	Los Angeles	CA	172,500	0.6
Joan C. Opp	Stanford Federal Credit Union	Palo Alto	CA	172,500	0.6
Brian M. Riley	Oxford Life Insurance Company	Phoenix	AZ	89,755	0.3
Brian M. Riley	Clearinghouse CDFI	Lake Forest	CA	41,777	0.2
Total				724,085	2.7%

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
On November 12, 2025, the Bank entered into a settlement agreement with Alanna McCargo, the former president and chief executive officer of the Bank, pursuant to which the Bank paid Ms. McCargo $1,742,713 in exchange for a full release of claims in favor of the Bank. Previously, the Bank entered into an Advisory Agreement and a Separation Agreement with Ms. McCargo, but no payments were made to Ms. McCargo under either of those agreements.

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
Applying the Finance Agency independence standards, the Board has determined that all directors who served in 2025 were, and all current directors are, independent.

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
Using the Nasdaq rules, the Board affirmatively determined in its opinion that each current nonmember director and each current member director are independent under the Nasdaq rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director.
Using the Nasdaq rules, the Board affirmatively determined in its opinion that each former nonmember director and each former member director who served in 2025 was considered independent by the Board because they had no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director.
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
Audit Committee Independence
The Board has an Audit Committee. Under the Finance Agency’s independence standards and Nasdaq rules, all Audit Committee members who served in 2025 were independent and all current Audit Committee members are independent.
All Audit Committee members who served in 2025 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.
Compensation and Human Resources Committee Independence
The Board has a Compensation and Human Resources Committee. Using the Finance Agency’s director independence standards, all Compensation and Human Resources Committee members who served in 2025 were independent, and all current Compensation and Human Resources Committee members are independent.

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
Governance Committee
The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Agency’s director independence standards, all Governance Committee members who served in 2025 were independent and all current Governance Committee members are independent.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2025 and 2024, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2025	2024
Audit fees	$1.3	$1.3
All other fees	—	—
Total	$1.3	$1.3
Audit Fees. Audit fees during 2025 and 2024 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.
All Other Fees. All other fees for 2025 and 2024 were for consulting and advisory services. The Bank is exempt from all federal, state, and local taxation, and no tax consulting fees were paid during 2025 and 2024.
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
In 2025 and 2024, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

3.2
Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 29, 2026, incorporated by reference to Exhibit 3.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026 (Commission File No. 000-51398)

4.1	Description of Registered Securities

4.2
Capital Plan, as amended and restated effective November 15, 2024, incorporated by reference to Exhibit 4.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2025 (Commission File No. 000-51398)

10.1	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.2	Form of Director Indemnification Agreement, effective May 15, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.3
Form of Director Indemnification Agreement, effective July 28, 2022, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2023 (Commission File No. 000-51398)

10.4	Form of Senior Officer Indemnification Agreement, effective June 9, 2021, incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021 (Commission File No. 000-51398)

10.5	Form of Senior Officer Indemnification Agreement, effective January 28, 2026

10.6
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Joseph E. Amato, dated October 7, 2020, as amended, incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2023 (Commission File No. 000-51398)

10.7
Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Winthrop Watson, dated January 7, 2026, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2026 (Commission File No. 000-51398)

10.8
Advisory Agreement by and between the Federal Home Loan Bank of San Francisco and Winthrop Watson, dated January 7, 2026, incorporated by reference to Exhibit 10.2 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2026 (Commission File No. 000-51398)

10.9	Employment Agreement by and among the Federal Home Loan Bank of San Francisco and Alanna McCargo, dated May 7, 2024, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2024 (Commission File No. 000-51398)

10.10	Board Resolution for 2026 Board of Directors Compensation and Expense Reimbursement Policy

10.11
Executive Incentive Plan, as amended and restated on March 28, 2025, incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2025 (Commission File No. 000-51398)

10.12	Supplemental Executive Retirement Plan, as amended and restated effective January 29, 2021, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021 (Commission File No. 000-51398)

10.13	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Deferred Compensation Plan, as amended and restated effective January 1, 2020, incorporated by reference to Exhibit 10.10 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020 (Commission File No. 000-51398)

10.15	Corporate Senior Officer Severance Policy, as amended and restated on July 30, 2021, incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2021 (Commission File No. 000-51398)

10.16	Amended and Restated Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.23 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017 (Commission File No. 000-51398)

10.17	Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

19.1	Insider Trading Policy of Federal Home Loan Bank of San Francisco, as amended and restated on December 12, 2025

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	Audit Committee Report

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
++     The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2026.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ WINTHROP WATSON
Winthrop Watson Interim President and Chief Executive Officer
March 5, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2026.

/S/ WINTHROP WATSON
Winthrop Watson Interim President and Chief Executive Office (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)

/S/ JOAN C. OPP
Joan C. Opp Chair of the Board of Directors

/S/ BANAFSHEH AKHLAGHI
Banafsheh Akhlaghi Vice Chair of the Board of Directors

/S/ LAURA ARCHULETA
Laura Archuleta Director

/S/ ANA E. FONSECA
Ana E. Fonseca Director

/S/ LORI R. GAY
Lori R. Gay Director

/S/ MATTHEW HENDRICKSEN
Matthew Hendricksen Director

/S/ CHANG M. LIU
Chang M. Liu Director

/S/ BRIAN M. RILEY
Brian M. Riley Director

/S/ F. DANIEL SICILIANO
F. Daniel Siciliano Director