Form 10-Q
period 2026-03-31
Federal Home Loan Bank of San Francisco
filed 2026-05-06
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 1, 2026
Total Capital Stock, par value $100 per share	26,058,598

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$21	$16
Interest-bearing deposits	3,474	3,092
Securities purchased under agreements to resell	3,000	4,650
Federal funds sold	4,440	5,070
Available-for-sale (AFS) securities, net of allowance for credit losses of $32 and $32, respectively (amortized cost of $20,048 and $20,144, respectively)	20,166	20,253
Held-to-maturity (HTM) securities (fair values of $670 and $892, respectively)	681	903
Advances (includes $5,151 and $5,441 at fair value under the fair value option, respectively)	37,792	38,227
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	629	639
Accrued interest receivable	200	193
Derivative assets, net	28	42
Other assets	245	244
Total Assets	$70,676	$73,329
Liabilities:
Deposits	$1,929	$873
Consolidated obligations:
Bonds (includes $368 and $357 at fair value under the fair value option, respectively)	39,539	47,254
Discount notes	21,206	17,074
Total consolidated obligations	60,745	64,328
Mandatorily redeemable capital stock	88	106
Accrued interest payable	224	292
Affordable Housing Program (AHP) payable	154	132
Derivative liabilities, net	21	3
Other liabilities	223	235
Total Liabilities	63,384	65,969
Commitments and Contingencies (Note 12)
Capital:
Class B Putable ($100 par value): 26 shares issued and outstanding at December 31, 2025	—	2,552
Class B-1 Putable ($100 par value): 16 shares issued and outstanding at March 31, 2026	1,589	—
Class B-2 Putable ($100 par value): 9 shares issued and outstanding at March 31, 2026	949	—
Total Capital Stock	2,538	2,552
Unrestricted retained earnings	3,783	3,847
Restricted retained earnings	815	815
Total Retained Earnings	4,598	4,662
Accumulated other comprehensive income/(loss) (AOCI)	156	146
Total Capital	7,292	7,360
Total Liabilities and Capital	$70,676	$73,329
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Interest Income:
Advances	$379	$473
Interest-bearing deposits	32	44
Securities purchased under agreements to resell	36	16
Federal funds sold	56	59
AFS securities	235	268
HTM securities	8	18
Mortgage loans held for portfolio	5	5
Total Interest Income	751	883
Interest Expense:
Consolidated obligations:
Bonds	389	594
Discount notes	204	126
Deposits	12	16
Mandatorily redeemable capital stock	6	5
Total Interest Expense	611	741
Net Interest Income	140	142
Provision for/(reversal of) credit losses	—	1
Net Interest Income After Provision for/(Reversal of) Credit Losses	140	141
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(26)	29
Net gain/(loss) on derivatives	17	(15)
Standby letters of credit fees	5	5
Other, net	1	1
Total Other Income/(Loss)	(3)	20
Non-Interest Expense:
Compensation and benefits	25	29
Other operating expense	11	15
Federal Housing Finance Agency	1	2
Office of Finance	1	1
Voluntary housing and community investment contributions	27	10
Other, net	—	(1)
Total Non-Interest Expense	65	56
Income/(Loss) Before Assessment	72	105
AHP assessment	8	11
Net Income/(Loss)	$64	$94
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net Income/(Loss)	$64	$94
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	10	19
Total other comprehensive income/(loss)	10	19
Total Comprehensive Income/(Loss)	$74	$113
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B — Putable		Capital Stock Class B-1 — Putable (Membership)		Capital Stock Class B-2 — Putable (Activity)		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2024	25	$2,458	—	$—	—	$—	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)							—	94	94	19	113
Issuance of capital stock	3	375	—	—	—	—					375
Repurchase of capital stock	(4)	(390)	—	—	—	—					(390)
Cash dividends paid on capital stock								(55)	(55)		(55)
Balance, March 31, 2025	24	$2,443	—	$—	—	$—	$815	$3,707	$4,522	$82	$7,047

Balance, December 31, 2025	26	$2,552	—	$—	—	$—	$815	$3,847	$4,662	$146	$7,360
Comprehensive income/(loss)							—	64	64	10	74
Conversion of Class B Stock	(26)	(2,552)	18	1,752	8	800					—
Issuance of capital stock	—	—	—	—	8	864					864
Repurchase of capital stock	—	—	(1)	(86)	(8)	(792)					(878)
Transfers of shares between Class B-1 and Class B-2			(1)	(77)	1	77					—
Cash dividends paid on capital stock								(128)	(128)		(128)
Balance, March 31, 2026	—	$—	16	$1,589	9	$949	$815	$3,783	$4,598	$156	$7,292
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income/(Loss)	$64	$94
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	64	4
Provision for/(reversal of) credit losses	—	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	26	(29)
Change in net derivatives and hedging activities	121	(327)
Net change in:
Accrued interest receivable	(5)	1
Other assets	(5)	2
Accrued interest payable	(66)	(58)
Other liabilities	11	(20)
Total adjustments	146	(426)
Net cash provided by/(used in) operating activities	210	(332)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(373)	535
Securities purchased under agreements to resell	1,650	(1,400)
Federal funds sold	630	(3,040)
AFS securities:
Proceeds from sales	100	—
Proceeds from maturities and paydowns	686	948
Purchases	(780)	(707)
HTM securities:
Proceeds from maturities and paydowns	222	34
Advances:
Repaid	228,013	108,427
Originated	(227,651)	(100,563)
Mortgage loans held for portfolio:
Principal collected	10	13
Net cash provided by/(used in) investing activities	2,507	4,247

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	1,049	227
Net proceeds/(payments) on derivative contracts with financing elements	2	3
Net proceeds from issuance of consolidated obligations:
Bonds	8,924	15,309
Discount notes	29,994	14,312
Payments for matured and retired consolidated obligations:
Bonds	(16,630)	(17,508)
Discount notes	(25,891)	(16,004)
Proceeds from issuance of capital stock	864	375
Payments for repurchase/redemption of mandatorily redeemable capital stock	(18)	(178)
Payments for repurchase of capital stock	(878)	(390)
Cash dividends paid	(128)	(55)
Net cash provided by/(used in) financing activities	(2,712)	(3,909)
Net increase/(decrease) in cash and due from banks	5	6
Cash and due from banks at beginning of the period	16	2
Cash and due from banks at end of the period	$21	$8
Supplemental Disclosures:
Interest paid	$631	$829
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

Note 1 — Basis of Presentation and Significant Accounting Policies
The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).
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
There have been no significant changes to the Bank’s accounting policies since the Bank’s 2025 Form 10-K.
Note 2 — Recently Issued and Adopted Accounting Guidance
There have been no new accounting standards adopted or issued during the three months ended March 31, 2026, that had, or are expected to have, a material impact on the Bank’s financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type were as follows:

March 31, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,502	$—	$7	$(1)	$6,508
State housing agency obligations	54	—	—	(1)	53
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	12,617	—	139	(1)	12,755
Private-label residential mortgage-backed securities (PLRMBS)	875	(32)	27	(20)	850
Total mortgage-backed securities (MBS)	13,492	(32)	166	(21)	13,605
Total	$20,048	$(32)	$173	$(23)	$20,166

December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,384	$—	$9	$—	$6,393
State housing agency obligations	42	—	—	—	42
MBS:
GSEs – multifamily	12,819	—	118	—	12,937
PLRMBS	899	(32)	31	(17)	881
Total MBS	13,718	(32)	149	(17)	13,818
Total	$20,144	$(32)	$158	$(17)	$20,253
Amortized cost excludes accrued interest receivable of $106 million and $105 million at March 31, 2026, and December 31, 2025, respectively. At March 31, 2026, and December 31, 2025, $571 million and $501 million of AFS securities, respectively, were pledged as collateral that may be repledged.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables summarize unrealized losses by length of time that individual AFS securities in each security type had been in a continuous loss position.

March 31, 2026
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,090	$(1)	$124	$—	$1,214	$(1)
State housing agency obligations	36	(1)	—	—	36	(1)
MBS – GSEs – multifamily	158	(1)	—	—	158	(1)
PLRMBS	240	(3)	192	(17)	432	(20)
Total	$1,524	$(6)	$316	$(17)	$1,840	$(23)

December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$348	$—	$124	$—	$472	$—
State housing agency obligations	14	—	—	—	14	—
MBS – GSEs – multifamily	28	—	150	—	178	—
PLRMBS	174	(1)	230	(16)	404	(17)
Total	$564	$(1)	$504	$(16)	$1,068	$(17)
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury obligations and state housing agency obligations by contractual maturity, and MBS are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

March 31, 2026
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,931	$1,932
Due after 1 year through 5 years	4,571	4,576
Total U.S. Treasury obligations	6,502	6,508
State housing agency obligations:
Due after 1 year through 5 years	2	1
Due after 5 years through 10 years	52	52
Total state housing agency obligations	54	53
MBS	13,492	13,605
Total	$20,048	$20,166

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
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2026
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$16	$—	$—	$16
MBS – GSEs:
Single-family	382	1	(8)	375
Multifamily	206	—	—	206
Subtotal MBS – GSEs	588	1	(8)	581
PLRMBS	77	—	(4)	73
Total	$681	$1	$(12)	$670

December 31, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$18	$—	$—	$18
MBS – GSEs:
Single-family	401	2	(8)	395
Multifamily	404	—	(1)	403
Subtotal MBS – GSEs	805	2	(9)	798
PLRMBS	80	—	(4)	76
Total	$903	$2	$(13)	$892
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Amortized cost excludes accrued interest receivable of $2 million and $3 million at March 31, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology of the Bank’s PLRMBS portfolio since December 31, 2025.
As a result of credit impairments recognized prior to the adoption of the current expected credit loss methodology, certain PLRMBS continue to accrete previously recognized credit losses into interest income. The remaining balance of these credit losses totaled $275 million and $278 million at March 31, 2026, and December 31, 2025, respectively. Accretion related to these amounts increased interest income by $3 million for the three months ended March 31, 2026 and 2025.
AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2025. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at March 31, 2026, and December 31, 2025.
Note 4 — Advances
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate.

(Dollars in millions)	March 31, 2026		December 31, 2025
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$22,881	3.82%	$22,763	3.85%
After 1 year through 2 years	7,176	4.05	6,476	4.08
After 2 years through 3 years	3,165	4.01	4,218	4.03
After 3 years through 4 years	1,071	3.48	996	3.83
After 4 years through 5 years	1,414	3.88	1,591	3.68
After 5 years	2,080	3.80	2,105	3.79
Total par value	37,787	3.87%	38,149	3.90%
Valuation adjustments for hedging activities	(37)		8
Valuation adjustments under fair value option	42		70
Total	$37,792		$38,227
Carrying amounts exclude accrued interest receivable of $76 million and $67 million at March 31, 2026, and December 31, 2025, respectively.
The following table summarizes advances at March 31, 2026, and December 31, 2025, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Within 1 year	$23,856	$24,038	$27,654	$27,533
After 1 year through 2 years	6,476	5,476	5,782	5,272
After 2 years through 3 years	3,165	4,218	2,261	3,188
After 3 years through 4 years	1,071	996	677	577
After 4 years through 5 years	1,414	1,591	872	1,033
After 5 years	1,805	1,830	541	546
Total par value	$37,787	$38,149	$37,787	$38,149

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding, or 10% or more of total advance interest income.

	March 31, 2026		Three Months Ended March 31, 2026
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$5,200	14%	$31	8%
City National Bank	3,100	8	45	12

	March 31, 2025		Three Months Ended March 31, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances
Western Alliance Bank	$3,700	10%	$41	9%
JPMorgan Chase, National Association(2)	3,374	9	70	16
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
Credit Risk Exposure and Security Terms. At March 31, 2026, and December 31, 2025, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At March 31, 2026, and December 31, 2025, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of March 31, 2026, and December 31, 2025, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2026, and December 31, 2025.
Interest Rate Payment Terms. Interest rate payment terms by redemption term for advances are detailed below:

(In millions)	March 31, 2026	December 31, 2025
Par value of advances:
Fixed rate:
Due within 1 year	$9,628	$10,754
Due after 1 year	14,006	14,386
Total fixed rate	23,634	25,140
Adjustable rate:
Due within 1 year	13,253	12,009
Due after 1 year	900	1,000
Total adjustable rate	14,153	13,009
Total par value	$37,787	$38,149

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	March 31, 2026	December 31, 2025
Fixed rate medium-term mortgage loans(1)	$8	$9
Fixed rate long-term mortgage loans(1)	590	599
Subtotal	598	608
Premiums	33	33
Discounts	(1)	(1)
Mortgage loans held for portfolio	630	640
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$629	$639
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Mortgage loans exclude accrued interest receivable of $4 million and $5 million at March 31, 2026, and December 31, 2025.
Mortgage Loan Aging and Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	March 31, 2026	December 31, 2025
30 – 59 days delinquent	$10	$8
60 – 89 days delinquent	2	3
90 days or more delinquent	17	15
Total past due	29	26
Total current loans	601	614
Total mortgage loans held for portfolio	$630	$640
In process of foreclosure, included above(2)	$1	$1
Nonaccrual loans(3)	$17	$15
90 days or more delinquent loans as a percentage of total mortgage loans outstanding	2.71%	2.42%
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
(3)    At March 31, 2026, and December 31, 2025, $5 million of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 6 — Deposits
The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers.
Deposits outstanding were as follows:

	March 31, 2026	December 31, 2025
(In millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$1,924	$870
Non-interest-bearing deposits	5	3
Total	$1,929	$873
Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.2 trillion at March 31, 2026, and December 31, 2025.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds.

(Dollars in millions)	March 31, 2026		December 31, 2025
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$26,345	3.35%	$32,836	3.43%
After 1 year through 2 years	7,747	3.58	8,580	3.58
After 2 years through 3 years	1,391	3.44	1,648	3.45
After 3 years through 4 years	1,828	4.28	2,266	4.25
After 4 years through 5 years	1,764	3.92	1,201	4.24
After 5 years	572	3.03	822	2.88
Total par value	39,647	3.46%	47,353	3.51%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(105)		(95)
Fair value option valuation adjustments	(2)		(3)
Total	$39,539		$47,254
The Bank’s participation in consolidated obligation bonds by call features was as follows:

(In millions)	March 31, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Non-callable	$27,514	$30,482
Callable	12,133	16,871
Total par value	$39,647	$47,353

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Within 1 year	$31,994	$40,191
After 1 year through 2 years	7,362	6,774
After 2 years through 3 years	239	336
After 3 years through 4 years	25	25
After 5 years	27	27
Total par value	$39,647	$47,353
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
March 31, 2026	$21,206	$21,328	3.57%
December 31, 2025	17,074	17,161	3.71%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds are detailed in the following table.

(In millions)	March 31, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Fixed rate	$15,093	$21,722
Adjustable rate	24,184	25,271
Step-up	370	360
Total consolidated obligation bonds, par value	$39,647	$47,353

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI):

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in fair value	19		19
Net current period other comprehensive income/(loss)	19	—	19
Balance, March 31, 2025	$87	$(5)	$82

Balance, December 31, 2025	$140	$6	$146
Other comprehensive income/(loss):
Net change in fair value	10		10
Net current period other comprehensive income/(loss)	10	—	10
Balance, March 31, 2026	$150	$6	$156
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
The Bank complied with these capital rules and requirements as shown in the following table.

	March 31, 2026		December 31, 2025
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$969	$7,224	$1,004	$7,321
Total regulatory capital	$2,827	$7,224	$2,933	$7,321
Total regulatory capital ratio	4.00%	10.22%	4.00%	9.98%
Leverage capital	$3,534	$10,836	$3,666	$10,981
Leverage ratio	5.00%	15.33%	5.00%	14.97%
Mandatorily Redeemable Capital Stock. The changes in mandatorily redeemable capital stock were as follows:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Balance at the beginning of the period	$106	$331
Repurchase/redemption	(18)	(178)
Balance at the end of the period	$88	$153
Excess Stock Repurchase, Retained Earnings, and Dividend Framework. As disclosed in the Bank’s 2025 Form 10-K, effective January 2, 2026, the Bank’s outstanding Class B stock was converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock is equal to the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock is calculated by subtracting Activity-Based Stock Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The board of directors (Board) also approved an update to the dividend philosophy

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.
Excess stock totaled $132 million, or 0.19% of total assets as of March 31, 2026. Excess stock totaled $154 million, or 0.21% of total assets as of December 31, 2025.
Dividend Payments – During the first quarter of 2026, the Bank paid a special cash dividend totaling $75 million on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 11.36%, including $72 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock.
On April 23, 2026, the Bank’s Board declared quarterly cash dividends on the average Class B‑1 membership stock and Class B‑2 activity‑based stock outstanding during the post-conversion period of the first quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, and also declared dividends on the average outstanding Class B stock for the pre‑conversion period of January 1, 2026, at an annualized rate of 8.75%, with total dividends for the quarter amounting to $45 million. The Bank expects to pay these dividends on May 8, 2026.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2026, or December 31, 2025.
Note 10 — Derivatives and Hedging Activities
General. The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2026			December 31, 2025
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$64,743	$454	$126	$69,418	$507	$131
Derivatives not designated as hedging instruments:
Interest rate swaps	11,395	8	34	12,145	5	51
Total derivatives before netting and collateral adjustments	$76,138	462	160	$81,563	512	182
Netting adjustments and cash collateral(1)		(434)	(139)		(470)	(179)
Total derivative assets and total derivative liabilities		$28	$21		$42	$3
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $43 million and $53 million at March 31, 2026, and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $338 million and $345 million at March 31, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income.

	Three Months Ended March 31, 2026
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$379	$235	$(389)	$(204)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$53	$130	$(37)	$(2)
Hedged items	(44)	(109)	10	3
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$9	$21	$(27)	$1

	Three Months Ended March 31, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$473	$268	$(594)	$(126)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(64)	$(218)	$44	$(2)
Hedged items	102	275	(100)	4
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$38	$57	$(56)	$2
(1)    Includes net interest settlements.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	March 31, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$13,478	$19,109	$(13,955)	$(18,566)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(34)	$(629)	$105	$1
Discontinued hedging relationships included in amortized cost	(3)	349	—	—
Total amount of fair value hedging basis adjustments	$(37)	$(280)	$105	$1

	December 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$15,644	$19,194	$(20,438)	$(14,683)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$8	$(563)	$95	$(3)
Discontinued hedging relationships included in amortized cost	—	387	—	—
Total amount of fair value hedging basis adjustments	$8	$(176)	$95	$(3)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income.

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$13	$(24)
Net interest settlements	4	10
Total net gain/(loss) related to derivatives not designated as hedging instruments	17	(14)
Price alignment amount(1)	—	(1)
Net gain/(loss) on derivatives	$17	$(15)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Credit Risk. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2026, was $45 million, for which the Bank posted cash collateral of $43 million in the ordinary course of business.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties.

	March 31, 2026		December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$460	$143	$497	$179
Cleared	2	17	15	3
Total gross recognized amount	462	160	512	182
Gross amount of netting adjustments and cash collateral
Uncleared	(432)	(137)	(467)	(176)
Cleared	(2)	(2)	(3)	(3)
Total gross amounts of netting adjustments and cash collateral	(434)	(139)	(470)	(179)
Total derivative assets and total derivative liabilities	$28	$21	$42	$3

Non-cash collateral received or pledged that can be sold or repledged
Cleared	$—	$15	$—	$—
Total net amount of non-cash collateral received or pledged	$—	$15	$—	$—

Net amount(1)(2)
Uncleared	$28	$6	$30	$3
Cleared	—	—	12	—
Total net amount	$28	$6	$42	$3
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At March 31, 2026, and December 31, 2025, the Bank received excess non-cash collateral with a fair value of $3 million and $2 million, respectively.
(2)     Any over-collateralization at the Bank’s individual clearing agent or counterparty level is not included in the determination of the net amount. At March 31, 2026, and December 31, 2025, the Bank had additional net credit exposure of $556 million and $501 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 11 — Fair Value
The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. There have been no material changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs since the Bank’s 2025 Form 10-K.
The following tables present the net carrying value or carrying value, as applicable, the estimated fair value, and the fair value hierarchy level of the Bank’s financial instruments.

	March 31, 2026
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$21	$21	$21	$—	$—	$—
Interest-bearing deposits	3,474	3,474	3,474	—	—	—
Securities purchased under agreements to resell	3,000	3,000	—	3,000	—	—
Federal funds sold	4,440	4,440	—	4,440	—	—
AFS securities	20,166	20,166	—	19,316	850	—
HTM securities	681	670	—	597	73	—
Advances	37,792	37,817	—	37,817	—	—
Mortgage loans held for portfolio	629	537	—	537	—	—
Accrued interest receivable	200	200	—	200	—	—
Derivative assets, net(2)	28	28	—	462	—	(434)
Other assets(3)	19	19	19	—	—	—
Liabilities
Deposits	1,929	1,929	—	1,929	—	—
Consolidated obligations:
Bonds	39,539	39,441	—	39,441	—	—
Discount notes	21,206	21,202	—	21,202	—	—
Total consolidated obligations	60,745	60,643	—	60,643	—	—
Mandatorily redeemable capital stock	88	88	88	—	—	—
Accrued interest payable	224	224	—	224	—	—
Derivative liabilities, net(2)	21	21	—	160	—	(139)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$16	$16	$16	$—	$—	$—
Interest-bearing deposits	3,092	3,092	3,092	—	—	—
Securities purchased under agreements to resell	4,650	4,650	—	4,650	—	—
Federal funds sold	5,070	5,070	—	5,070	—	—
AFS securities	20,253	20,253	—	19,372	881	—
HTM securities	903	892	—	816	76	—
Advances	38,227	38,271	—	38,271	—	—
Mortgage loans held for portfolio	639	552	—	552	—	—
Accrued interest receivable	193	193	—	193	—	—
Derivative assets, net(2)	42	42	—	512	—	(470)
Other assets(3)	20	20	20	—	—	—
Liabilities
Deposits	873	873	—	873	—	—
Consolidated obligations:
Bonds	47,254	47,162	—	47,162	—	—
Discount notes	17,074	17,073	—	17,073	—	—
Total consolidated obligations	64,328	64,235	—	64,235	—	—
Mandatorily redeemable capital stock	106	106	106	—	—	—
Accrued interest payable	292	292	—	292	—	—
Derivative liabilities, net(2)	3	3	—	182	—	(179)
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

March 31, 2026
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,508	$—	$—	$6,508
State housing agency obligations	—	53	—	—	53
MBS:
GSEs – multifamily	—	12,755	—	—	12,755
PLRMBS	—	—	850	—	850
Subtotal AFS MBS	—	12,755	850	—	13,605
Total AFS securities	—	19,316	850	—	20,166
Advances(2)	—	5,151	—	—	5,151
Derivative assets, net: interest rate-related	—	462	—	(434)	28
Other assets	19	—	—	—	19
Total recurring fair value measurements – Assets	$19	$24,929	$850	$(434)	$25,364
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$368	$—	$—	$368
Derivative liabilities, net: interest rate-related	—	160	—	(139)	21
Total recurring fair value measurements – Liabilities	$—	$528	$—	$(139)	$389

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,393	$—	$—	$6,393
State housing agency obligations	—	42	—	—	42
MBS:
GSEs – multifamily	—	12,937	—	—	12,937
PLRMBS	—	—	881	—	881
Subtotal AFS MBS	—	12,937	881	—	13,818
Total AFS securities	—	19,372	881	—	20,253
Advances(2)	—	5,441	—	—	5,441
Derivative assets, net: interest rate-related	—	512	—	(470)	42
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$25,325	$881	$(470)	$25,756
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$357	$—	$—	$357
Derivative liabilities, net: interest rate-related	—	182	—	(179)	3
Total recurring fair value measurements – Liabilities	$—	$539	$—	$(179)	$360
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at March 31, 2026, and December 31, 2025.
(3)Represents consolidated obligation bonds recorded under the fair value option at March 31, 2026, and December 31, 2025.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2025.
The following table presents a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Balance, beginning of the period	$881	$957
Total gain/(loss) realized and unrealized included in:
Interest income	3	3
(Provision for)/reversal of credit losses	—	(1)
Unrealized gain/(loss) included in AOCI	(7)	2
Settlements	(27)	(19)
Balance, end of the period	$850	$942
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(7)	$2
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$3	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Fair Value Option. The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Advances	$(25)	$33
Consolidated obligation bonds	(1)	(4)
Total	$(26)	$29
For advances and consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2026 and 2025.
The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option:

	March 31, 2026			December 31, 2025
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances	$5,109	$5,151	$42	$5,371	$5,441	$70
Consolidated obligation bonds	370	368	(2)	360	357	(3)
Note 12 — Commitments and Contingencies
Off-balance sheet commitments were as follows:

(In millions)	March 31, 2026	December 31, 2025
Standby letters of credit outstanding	$19,582	$20,275
Commitments to issue consolidated obligation discount notes, par	—	168
Commitments to issue consolidated obligation bonds, par	70	—
The carrying value of guarantees related to standby letters of credit, representing unearned fees and recorded in other liabilities, was $70 million and $63 million at March 31, 2026, and December 31, 2025, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of March 31, 2026, and December 31, 2025.

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

(In millions)	March 31, 2026	December 31, 2025
Assets:
Advances	$862	$3,271
Mortgage loans held for portfolio	64	65
Accrued interest receivable	1	4
Liabilities:
Deposits	$20	$23
Capital:
Capital Stock	$72	$149

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Interest Income:
Advances	$17	$37
Mortgage loans held for portfolio	1	1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of March 31, 2026, and December 31, 2025, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. During the three months ended March 31, 2026 and 2025, the Bank extended overnight loans to other FHLBanks for $10 million and $500 million, respectively. During the three months ended March 31, 2026 and 2025, the Bank borrowed $850 million and $500 million, respectively, from other FHLBanks.

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).
Quarterly Overview
Net income for the first quarter of 2026 was $64 million, a decrease of $30 million compared with the first quarter of 2025. The decrease was primarily attributable to a decrease in other income of $23 million and an increase in total non-interest expense of $9 million.
The $23 million decrease in other income was primarily attributable to fair value changes on financial instruments and derivatives, as well as net interest settlements on economic hedges. The $9 million increase in non-interest expense was primarily driven by an increase of $17 million in voluntary housing and community investment contributions, partially offset by a reduction of $8 million in operating expenses.
On April 23, 2026, the Bank’s board of directors (Board) declared quarterly cash dividends on the average Class B‑1 membership stock and Class B‑2 activity‑based stock outstanding during the post-conversion period of the first quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, and also declared dividends on the average outstanding Class B stock for the pre‑conversion period of January 1, 2026, at an annualized rate of 8.75%, with total dividends for the quarter amounting to $45 million. The Bank expects to pay these dividends on May 8, 2026.
During the first quarter of 2026, the Board approved plans to voluntarily allocate 5% of the Bank’s 2025 net earnings (income before interest expense related to dividends paid on mandatorily redeemable capital stock and the assessment for the Affordable Housing Program) to fund economic development and homeownership grant programs. The Board also approved an additional voluntary mission contribution of $22.5 million recognized in the first quarter of 2026, increasing the Bank’s 2026 voluntary contributions commitment to approximately 10% of 2025 net earnings. Total voluntary housing and community investment contributions recognized through March 31, 2026 were $27 million, including $4 million of make‑whole contributions. Excluding make‑whole contributions, the Bank expensed $23 million in voluntary housing and community investment contributions through March 31, 2026, which is 5% of the Bank’s 2025 net earnings.
The Bank exceeded its 4.00% regulatory capital requirement with a regulatory capital ratio of 10.22% at March 31, 2026. As of March 31, 2026, the Bank’s retained earnings totaled $4.6 billion, exceeding the $2.3 billion required level of retained earnings established under the Bank’s Framework in accordance with FHFA guidance.
For more information about the Bank’s required retained earnings and Framework, see “Item 1. Business – Capital,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.

Financial Highlights
The following table presents a summary of certain financial information for the Bank during the three months for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Selected Balance Sheet Items at Quarter End
Total Assets	$70,676	$73,329	$75,769	$83,146	$77,993
Advances	37,792	38,227	34,242	39,909	37,913
Investments(1)	31,761	33,968	40,416	42,115	38,982
Consolidated Obligations:
Bonds	39,539	47,254	48,747	54,061	56,079
Discount Notes	21,206	17,074	17,648	19,174	12,668
Mandatorily Redeemable Capital Stock	88	106	112	131	153
Total Capital Stock	2,538	2,552	2,439	2,575	2,443
Unrestricted Retained Earnings	3,783	3,847	3,798	3,749	3,707
Restricted Retained Earnings	815	815	815	815	815
Total Capital	7,292	7,360	7,139	7,186	7,047
Selected Operating Results for the Quarter
Net Interest Income	$140	$157	$147	$142	$142
Provision for/(Reversal of) Credit Losses	—	1	(2)	3	1
Other Income/(Loss)	(3)	12	19	17	20
Voluntary housing and community investment contributions	27	6	6	10	10
Other Non-Interest Expense	38	45	40	41	46
Affordable Housing Program (AHP) Assessment	8	12	12	11	11
Net Income/(Loss)	$64	$105	$110	$94	$94
Selected Other Data for the Quarter
Net Interest Margin(2)	0.77%	0.89%	0.77%	0.68%	0.76%
Return on Average Assets	0.35	0.59	0.56	0.45	0.50
Return on Average Equity	3.51	5.77	5.98	5.22	5.37
Annualized Dividend Rate(3)	8.75	8.75	8.75	8.75	8.75
Annualized Special Dividend Rate	11.36	—	—	—	—
Dividend Payout Ratio(4)	199.16	54.82	54.72	57.81	62.72
Average Equity to Average Assets Ratio	9.85	10.19	9.44	8.66	9.25
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.22	9.98	9.46	8.74	9.13
Duration Gap (in months)	(0.1)	0.4	0.0	(0.3)	(0.4)
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, available-for-sale securities, and held-to-maturity securities.
(2)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(3)Effective January 2, 2026, the Bank’s outstanding Class B stock has been converted into Class B-1 membership stock and Class B-2 activity-based stock.
(4)This ratio is calculated as dividends per share divided by net income per share.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, total capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes accumulated other comprehensive income/(loss).

Results of Operations
Net Interest Income for the Three Months Ended March 31, 2026 and 2025. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital), together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.
First Quarter of 2026 Compared to First Quarter of 2025

Net Interest Spread and Margin

	Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,435	$32	3.74%	$4,022	$44	4.42%
Securities purchased under agreements to resell	3,996	36	3.69	1,464	16	4.38
Federal funds sold	6,119	56	3.68	5,423	59	4.39
Available-for-sale (AFS) securities:(1)
MBS(1)	13,575	170	5.08	13,732	195	5.75
U.S. Treasury and state housing agency obligations	6,624	65	3.98	6,429	73	4.65
Held-to-maturity (HTM) securities: MBS	760	8	4.38	1,465	18	4.99
Advances	38,823	379	3.96	42,489	473	4.51
Mortgage loans held for portfolio(2)	636	5	3.05	687	5	3.10
Loans to other FHLBanks	—	—	—	6	—	4.39
Total interest-earning assets	73,968	751	4.12	75,717	883	4.73
Other assets(3)	1,034			753
Total Assets	$75,002			$76,470
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$42,889	389	3.68%	$55,280	594	4.36%
Discount notes	22,572	204	3.66	11,733	126	4.34
Deposits and other borrowings	1,375	12	3.49	1,519	16	4.30
Mandatorily redeemable capital stock	102	6	22.06	256	5	7.15
Borrowings from other FHLBanks	9	—	3.69	6	—	4.39
Total interest-bearing liabilities	66,947	611	3.70	68,794	741	4.37
Other liabilities(3)	668			605
Total Liabilities	67,615			69,399
Total Capital	7,387			7,071
Total Liabilities and Capital	$75,002			$76,470
Net Interest Income		$140			$142
Net Interest Spread(4)			0.42%			0.36%
Net Interest Margin(5)			0.77%			0.76%
Interest-earning Assets/Interest-bearing Liabilities	110.49%			110.06%
(1)The average balances of AFS securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value.
(2)Nonperforming mortgage loans are included in average balances used to determine average rate.
(3)Includes forward settling transactions and valuation adjustments for certain cash items received/(paid).
(4)Net interest spread is calculated as the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(5)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.

Interest income included net prepayment fees on AFS MBS of $8 million and $5 million for the three months ended March 31, 2026 and 2025, respectively. In addition, interest income included net prepayment fees on advances of a de minimis amount and $2 million for the three months ended March 31, 2026 and 2025, respectively.
The following table details the changes in interest income and interest expense for the first quarter of 2026 compared to the first quarter of 2025. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2026, versus Three Months Ended March 31, 2025

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(12)	$(6)	$(6)
Securities purchased under agreements to resell	20	23	(3)
Federal funds sold	(3)	7	(10)
AFS securities:
MBS(2)	(25)	(2)	(23)
U.S. Treasury and state housing agency obligations(2)	(8)	2	(10)
HTM securities: MBS	(10)	(8)	(2)
Advances(2)	(94)	(39)	(55)
Total interest income	(132)	(23)	(109)
Interest expense:
Consolidated obligations:
Bonds(2)	(205)	(121)	(84)
Discount notes(2)	78	100	(22)
Deposits and other borrowings	(4)	(1)	(3)
Mandatorily redeemable capital stock	1	(4)	5
Total interest expense	(130)	(26)	(104)
Changes in net interest income	$(2)	$3	$(5)
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income in the first quarter of 2026 was $140 million, a 1% decrease from $142 million in the first quarter of 2025. The $2 million decrease in net interest income primarily reflected lower yields on interest‑earning assets and higher dividends paid on mandatorily redeemable capital stock.
The following tables present the effect of derivatives and hedging activities on net interest income.

	Three Months Ended
	March 31, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(4)	$(23)	$—	$—	$(27)
Net gain/(loss) on derivatives and hedged items	—	(1)	—	—	(1)
Net interest settlements on derivatives	13	47	(27)	1	34
Price alignment amount(1)	—	(2)	—	—	(2)
Total effect on net interest income	$9	$21	$(27)	$1	$4

	Three Months Ended
	March 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(5)	$(25)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	—	(2)	—	—	(2)
Net interest settlements on derivatives	46	89	(56)	2	81
Price alignment amount(1)	(3)	(5)	—	—	(8)
Total effect on net interest income	$38	$57	$(56)	$2	$41
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)”.

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(26)	$29
Net gain/(loss) on derivatives	17	(15)
Standby letters of credit fees	5	5
Other, net	1	1
Total Other Income/(Loss)	$(3)	$20
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The unfavorable change in net gains/(losses) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to the deterioration in market spreads and the Bank’s higher balance of fixed rate advances relative to consolidated obligations held under the fair value option.
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

The following table shows the accounting classification of economic hedges and the categories of hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the first quarter of 2026 and 2025.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31, 2026			March 31, 2025
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$19	$2	$21	$(32)	$11	$(21)
Not elected for fair value option	(9)	6	(3)	(1)	6	5
Consolidated obligation bonds:
Elected for fair value option	1	(1)	—	4	(3)	1
Not elected for fair value option	2	(3)	(1)	6	(4)	2
Consolidated obligation discount notes:
Not elected for fair value option	—	—	—	(1)	—	(1)
Price alignment amount(1)	—	—	—	(1)	—	(1)
Total	$13	$4	$17	$(25)	$10	$(15)
During the first quarter of 2026, net gains on derivatives totaled $17 million compared to net losses of $15 million in the first quarter of 2025. These amounts included interest income of $4 million and $10 million resulting from net settlements on derivative instruments used in economic hedges in the first quarter of 2026 and 2025, respectively. In addition to the impact of interest income or expense from net settlements on derivative instruments used in economic hedges, the gains or losses on economic hedges were primarily associated with the effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.
Non-Interest Expense. During the first quarter of 2026, non-interest expenses totaled $65 million, compared to $56 million in the first quarter of 2025. The $9 million increase in non-interest expense was primarily driven by an increase of $17 million in voluntary housing and community investment contributions, partially offset by a reduction of $8 million in operating expenses. The increase in voluntary housing and community investment contributions were primarily attributable to an additional voluntary mission contribution of $22.5 million recognized in the first quarter of 2026.
Return on Average Equity. Return on average equity was 3.51% (annualized) for the first quarter of 2026, compared to 5.37% (annualized) for the first quarter of 2025. The decrease was driven by a decrease in net income for the first quarter of 2026.
Dividends and Retained Earnings. In the first quarter of 2026, the Bank paid dividends on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 8.75%, totaling $58 million, including $56 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. The Bank also paid a special cash dividend on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 11.36%, totaling $75 million, including $72 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. In the first quarter of 2025, the Bank paid dividends on the average capital stock outstanding during the fourth quarter of 2024 at an annualized rate of 8.75%, totaling $63 million, including $55 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained

Earnings,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.
Financial Condition
At March 31, 2026, total assets were $70.7 billion, a decrease of $2.6 billion from $73.3 billion at December 31, 2025. The decrease in total assets was primarily due to a $1.9 billion reduction in short‑term investments. Advances decreased by $0.4 billion, to $37.8 billion at March 31, 2026, from $38.2 billion at December 31, 2025.
Total liabilities were $63.4 billion at March 31, 2026, a decrease of $2.6 billion from $66.0 billion at December 31, 2025, primarily reflecting a $3.6 billion decrease in consolidated obligations outstanding to $60.7 billion at March 31, 2026, from $64.3 billion at December 31, 2025.
Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type.

	March 31, 2026		December 31, 2025
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$2,350	6%	$2,455	6%
Adjustable – SOFR, callable at borrower’s option	4,050	11	4,700	12
Subtotal adjustable rate advances	6,400	17	7,155	18
Fixed	5,187	14	4,095	11
Fixed – amortizing	19	—	21	—
Fixed – with PPS	28	—	30	—
Fixed – with FPS	13,011	34	15,187	40
Fixed – callable at borrower’s option with FPS	275	1	275	1
Fixed – putable at Bank’s option with FPS	5,114	14	5,532	15
Subtotal fixed rate advances	23,634	63	25,140	67
Daily variable rate	7,753	20	5,854	15
Total par value	$37,787	100%	$38,149	100%
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
The Bank’s MBS investments were $14.3 billion and $14.7 billion at March 31, 2026, and December 31, 2025, respectively. During the first three months of 2026, the Bank’s MBS investments decreased primarily because of $508 million in principal repayments, partially offset by $122 million in MBS purchases.
For more information on the Bank’s mortgage-related products, including the mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk” in the Bank’s 2025 Form 10-K.
Liquidity and Capital Resources
The Bank’s financial strategies are designed to enable the Bank to expand and contract its balance sheet as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance which is described in “Item 1. Business – Funding Sources” in the Bank’s 2025 Form 10-K. The Bank’s status as a government-sponsored enterprises (GSE) is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources is governed by its capital plan.
Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and may be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives.
As of March 31, 2026, and December 31, 2025, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of March 31, 2026, and December 31, 2025, were within the tolerance levels provided by the Finance Agency’s guidelines.
For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk,” and “Item 8. Financial Statements and Supplementary Data – Note 8 – Consolidated Obligations” in the Bank’s 2025 Form 10-K.
Capital
As disclosed in the Bank’s 2025 Form 10-K, the Bank’s capital plan, amended effective November 15, 2024, provided the Bank’s Board the option to establish two subclasses of stock. On October 6, 2025, the Bank provided notice to its members that the Board adopted resolutions to provide for the mandatory conversion of the Bank’s Class B stock into Class B-1 and Class B-2 stock, and to designate the rights, preferences, and privileges of such Class B-1 and Class B-2 stock, effective January 2, 2026. (See Form 8-K filed on October 6, 2025.) Effective January 2, 2026, the Bank’s outstanding Class B stock was converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock is equal to the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock is calculated by subtracting the Activity-Based Stock Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The Board also approved an update to the dividend philosophy that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.
The Bank’s ability to expand as member credit needs increase is based, in part, on the capital stock requirements for advances. A member is required to maintain sufficient capital stock to support its advances and letters of credit activity with the Bank. Unless a member already has sufficient excess stock, it must increase its capital stock investment in the Bank as its balance of outstanding advances increases. The Activity-Based Stock Requirement is currently 2.7% for outstanding advances and 0.1% of notional balances for outstanding letters of credit. The Bank’s minimum regulatory capital-to-assets ratio requirement is currently 4.00%; therefore, the Bank maintains a certain required level of retained earnings to support capital compliance and business growth.
In January 2026, the level of required retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $2.0 billion to $2.3 billion.

Risk Management
The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Board has adopted a Risk Governance Policy that outlines the key roles and responsibilities of the Board and management and sets forth how the Bank is organized to achieve its risk management objectives, including the implementation of the Bank’s strategic objectives, risk management strategies, corporate governance and standards of conduct. The policy also establishes an independent risk oversight function to identify, assess, measure, monitor, and report on the enterprise risk profile in relation to its risk appetite and risk management capabilities of the Bank. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2025 Form 10-K.
Credit Ratings. There have been no changes to the Bank’s credit ratings since those disclosed in the Bank’s 2025 Form 10-K.
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
The concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding increased by $0.4 billion to $5.2 billion, or 14% of total advances outstanding, at March 31, 2026, from $4.8 billion, or 13% of total advances outstanding, at December 31, 2025.
As of March 31, 2026, and December 31, 2025, nonmembers accounted for $3.1 billion, or 8%, and $3.8 billion, or 10%, of total advances outstanding at par value, respectively. Nonmembers, excluding housing associates in the Bank’s district, accounted for $26 million, or 7% of the Bank’s interest income from advances for the three months ended March 31, 2026. Nonmembers, excluding housing associates in the Bank’s district, accounted for $86 million, or 18% of the Bank’s interest income from advances for the three months ended March 31, 2025. Because nonmembers cannot replace advances as they mature or are prepaid, the Bank’s level of advances and interest income may be adversely affected absent a corresponding increase in member business, which remain subject to a number of factors including, but not limited to, members’ ability to generate new business, seek new advances, pursue consolidation opportunities within the banking industry, and general economic conditions. For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

March 31, 2026
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$3,470	$3,495
11% – 25%	8	4,573	5,662
26% – 50%	24	10,671	16,916
More than 50%	156	38,693	192,579
Total	194	$57,407	$218,652

December 31, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$5,517	$5,572
11% – 25%	7	2,481	3,186
26% – 50%	21	8,861	14,565
More than 50%	159	41,582	189,102
Total	193	$58,441	$212,425
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2026, and December 31, 2025. The Bank has never experienced any credit losses on advances.
As of March 31, 2026, of the loan collateral pledged to the Bank, 16% was pledged by 24 institutions by specific identification, 45% was pledged by 113 institutions under a blanket lien with detailed reporting, and 39% was pledged by 137 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.
As of March 31, 2026, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The following table presents the mortgage loan collateral pledged.

Composition of Loan Collateral Pledged

(In millions)	March 31, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$153,295	$104,966	$148,345	$101,028
Second lien residential mortgage loans and home equity lines of credit	16,017	7,544	13,919	6,452
Multifamily mortgage loans	34,977	22,612	35,265	22,654
Commercial mortgage loans	77,474	50,249	77,045	49,939
Loan participations(1)	1,359	490	1,380	547
Small business, small farm, and small agribusiness loans	1,738	436	1,406	353
Total	$284,860	$186,297	$277,360	$180,973
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At March 31, 2026, and December 31, 2025, the unpaid principal balance of these loans totaled $5.6 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At March 31, 2026, and December 31, 2025, the borrowing capacity of these loans totaled $3.9 billion and $3.8 billion, respectively.
Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The following table presents the Bank’s investment credit exposure at March 31, 2026, based on the lowest of the long-term credit ratings provided by Moody’s Ratings (Moody’s) or S&P Global Ratings (S&P).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. Treasury obligations	$6,508	$—	$—	$—	$—	$6,508
State housing agency obligations	53	—	—	—	—	53
MBS:
Other U.S. obligations – single-family	16	—	—	—	—	16
MBS – GSEs:
Single-family(2)	378	—	3	1	—	382
Multifamily	12,961	—	—	—	—	12,961
Total MBS – GSEs	13,339	—	3	1	—	13,343
Private-label residential mortgage-backed securities (PLRMBS)	11	18	21	442	435	927
Total MBS	13,366	18	24	443	435	14,286
Total securities	19,927	18	24	443	435	20,847
Interest-bearing deposits	959	2,515	—	—	—	3,474
Securities purchased under agreements to resell(3)	—	500	—	—	2,500	3,000
Federal funds sold	1,845	2,595	—	—	—	4,440
Total investments	$22,731	$5,628	$24	$443	$2,935	$31,761
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at March 31, 2026, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Unrated counterparties for these investments were broker-dealers, qualifying for limited trading programs authorized by the Bank.
The following table presents the unsecured credit exposure with counterparties by investment type.

	Carrying Value(1)
(In millions)	March 31, 2026	December 31, 2025
Interest-bearing deposits	$3,474	$3,092
Federal funds sold	4,440	5,070
Total	$7,914	$8,162
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of March 31, 2026, and December 31, 2025.
The Bank’s MBS investments include PLRMBS and agency single-family and multifamily MBS. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At March 31, 2026, the Bank’s MBS portfolio was 200% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of March 31, 2026, the Bank’s investment in MBS had gross unrealized losses totaling $33 million, $24 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Derivative Counterparties. The following table presents the Bank’s credit exposure to its derivative dealer counterparties at March 31, 2026.

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$2,739	$7	$(5)	$—	$2
Liability positions with credit exposure:
Cleared derivatives(2)	51,957	(15)	—	571	556
Total derivative positions with credit exposure to nonmember counterparties	$54,696	$(8)	$(5)	$571	$558
Derivative positions without credit exposure	21,442
Total notional	$76,138
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
In the Bank’s 2025 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first three months of 2026 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”, “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2025 Form 10-K.
Legislative and Regulatory Developments
The Bank is subject to various legal and regulatory requirements and priorities. Changes to regulatory priorities and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact our financial condition, results of operations, and reputation.
In March 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability that are pertinent to the FHLBanks.
One executive order directs the Finance Agency and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the

Finance Agency and the Federal Reserve Board to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the Finance Agency and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the Finance Agency, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.
The second executive order directs the Finance Agency and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.
While these executive orders could potentially affect the Bank's liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to the Bank and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further Finance Agency action, such as rulemaking or guidance. The Bank continues to monitor developments related to these executive orders and assess their potential effect on the Bank and its members.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see “Item 1A. Risk Factors” in the Bank’s 2025 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank’s measured market value of capital sensitivity was within the limits as of March 31, 2026.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2026	December 31, 2025
+200 basis-point change	+0.2%	-0.3%
+100 basis-point change	+0.1	-0.2
–100 basis-point change(2)	+0.2	+0.5
–200 basis-point change(2)	+0.5	+1.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2026, have decreased as compared to the estimates as of December 31, 2025. The change is primarily attributable to increases in interest rates and higher projected commercial property prices. Compared to December 31, 2025, interest rates as of March 31, 2026, have increased 11 basis points for the one-month Treasury bill, increased 24 basis points for the five-year Treasury note, and increased 16 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock (including mandatorily redeemable capital stock recognized as a liability in the Statements of Condition). The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 282% as of March 31, 2026.
Adjusted Net Interest Income as a Percent of Capital – The Bank assesses the impact of interest rate changes on its projected earnings by monitoring its adjusted net interest income as a percent of capital. With the indicated interest rate shifts, the adjusted net interest income on capital for the 12-month horizon is projected to remain within the limit of -210 basis-points. For more information on adjusted net interest income and adjusted net interest income as a percent of capital, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2025 Form 10-K.
Duration Gap – The Bank monitors the duration gap analysis. The Bank’s duration gap metric as of March 31, 2026, is comparable with the estimate as of December 31, 2025. The following table presents the Bank's duration gap for its assets and liabilities at March 31, 2026, and December 31, 2025.

Duration Gap Analysis

	March 31, 2026		December 31, 2025
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$70,676	0.9	$73,329	1.3
Liabilities	63,384	1.0	65,969	0.9
Net	$7,292	(0.1)	$7,360	0.4
(1)Duration gap values include the impact of interest rate exchange agreements.
For more information on quantitative and qualitative disclosures about the Bank’s market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2025 Form 10-K.
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
Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the interim president and chief executive officer and executive vice president and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s interim president and chief executive officer and executive vice president and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Internal Control Over Financial Reporting
During the three months ended March 31, 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
The Bank is subject to a number of risks as set forth in “Item 1A. Risk Factors” in the Bank’s 2025 Form 10-K. Reference is made to sections in “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q regarding other potential risks and uncertainties facing the Bank.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2026.

Federal Home Loan Bank of San Francisco

/S/ WINTHROP WATSON
Winthrop Watson Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)