Form 10-Q
period 2026-06-30
Federal Home Loan Bank of San Francisco
filed 2026-08-05
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2026
Total Capital Stock, par value $100 per share	25,371,311

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$18	$16
Interest-bearing deposits	3,512	3,092
Securities purchased under agreements to resell	4,450	4,650
Federal funds sold	4,145	5,070
Available-for-sale (AFS) securities, net of allowance for credit losses of $38 and $32, respectively (amortized cost of $19,889 and $20,144, respectively)	20,040	20,253
Held-to-maturity (HTM) securities (fair values of $641 and $892, respectively)	651	903
Advances (includes $3,028 and $5,441 at fair value under the fair value option, respectively)	34,042	38,227
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	616	639
Accrued interest receivable	195	193
Derivative assets, net	54	42
Other assets	254	244
Total Assets	$67,977	$73,329
Liabilities:
Deposits	$883	$873
Consolidated obligations:
Bonds (includes $295 and $357 at fair value under the fair value option, respectively)	34,024	47,254
Discount notes	25,085	17,074
Total consolidated obligations	59,109	64,328
Mandatorily redeemable capital stock	48	106
Accrued interest payable	208	292
Affordable Housing Program (AHP) payable	157	132
Derivative liabilities, net	4	3
Other liabilities	235	235
Total Liabilities	60,644	65,969
Commitments and Contingencies (Note 12)
Capital:
Class B Putable ($100 par value): 26 shares issued and outstanding at December 31, 2025	—	2,552
Class B-1 Putable ($100 par value): 16 shares issued and outstanding at June 30, 2026	1,601	—
Class B-2 Putable ($100 par value): 9 shares issued and outstanding at June 30, 2026	888	—
Total Capital Stock	2,489	2,552
Unrestricted retained earnings	3,834	3,847
Restricted retained earnings	815	815
Total Retained Earnings	4,649	4,662
Accumulated other comprehensive income/(loss) (AOCI)	195	146
Total Capital	7,333	7,360
Total Liabilities and Capital	$67,977	$73,329
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest Income:
Advances	$372	$533	$751	$1,006
Interest-bearing deposits	32	41	64	85
Securities purchased under agreements to resell	25	32	61	48
Federal funds sold	68	68	124	127
AFS securities	228	270	463	538
HTM securities	7	17	15	35
Mortgage loans held for portfolio	4	5	9	10
Total Interest Income	736	966	1,487	1,849
Interest Expense:
Consolidated obligations:
Bonds	339	606	728	1,200
Discount notes	232	200	436	326
Deposits	12	15	24	31
Mandatorily redeemable capital stock	2	3	8	8
Total Interest Expense	585	824	1,196	1,565
Net Interest Income	151	142	291	284
Provision for/(reversal of) credit losses	6	3	6	4
Net Interest Income After Provision for/(Reversal of) Credit Losses	145	139	285	280
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(16)	8	(42)	37
Net gain/(loss) on derivatives	14	1	31	(14)
Standby letters of credit fees	6	5	11	10
Other, net	1	3	2	4
Total Other Income/(Loss)	5	17	2	37
Non-Interest Expense:
Compensation and benefits	23	24	48	53
Other operating expense	13	13	24	28
Federal Housing Finance Agency	1	2	2	4
Office of Finance	2	2	3	3
Voluntary housing and community investment contributions	9	10	36	20
Other, net	(1)	—	(1)	(1)
Total Non-Interest Expense	47	51	112	107
Income/(Loss) Before Assessment	103	105	175	210
AHP assessment	10	11	18	22
Net Income/(Loss)	$93	$94	$157	$188
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net Income/(Loss)	$93	$94	$157	$188
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	39	(35)	49	(16)
Total other comprehensive income/(loss)	39	(35)	49	(16)
Total Comprehensive Income/(Loss)	$132	$59	$206	$172
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B — Putable		Capital Stock Class B-1 — Putable (Membership)		Capital Stock Class B-2 — Putable (Activity)		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, March 31, 2025	24	$2,443	—	$—	—	$—	$815	$3,707	$4,522	$82	$7,047
Comprehensive income/(loss)							—	94	94	(35)	59
Issuance of capital stock	12	1,087	—	—	—	—					1,087
Repurchase of capital stock	(10)	(955)	—	—	—	—					(955)
Cash dividends paid on capital stock								(52)	(52)		(52)
Balance, June 30, 2025	26	$2,575	—	$—	—	$—	$815	$3,749	$4,564	$47	$7,186

Balance, March 31, 2026	—	$—	16	$1,589	9	$949	$815	$3,783	$4,598	$156	$7,292
Comprehensive income/(loss)							—	93	93	39	132
Issuance of capital stock	—	—	—	49	9	915					964
Repurchase of capital stock	—	—	—	(37)	(9)	(932)					(969)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	—	—	(6)	—	(38)					(44)
Transfers of shares between Class B-1 and Class B-2			—	6	—	(6)					—
Cash dividends paid on capital stock								(42)	(42)		(42)
Balance, June 30, 2026	—	$—	16	$1,601	9	$888	$815	$3,834	$4,649	$195	$7,333

	Capital Stock Class B — Putable		Capital Stock Class B-1 — Putable (Membership)		Capital Stock Class B-2 — Putable (Activity)		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2024	25	$2,458	—	$—	—	$—	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)							—	188	188	(16)	172
Issuance of capital stock	15	1,462	—	—	—	—					1,462
Repurchase of capital stock	(14)	(1,345)	—	—	—	—					(1,345)
Cash dividends paid on capital stock								(107)	(107)		(107)
Balance, June 30, 2025	26	$2,575	—	$—	—	$—	$815	$3,749	$4,564	$47	$7,186

Balance, December 31, 2025	26	$2,552	—	$—	—	$—	$815	$3,847	$4,662	$146	$7,360
Comprehensive income/(loss)							—	157	157	49	206
Conversion of Class B stock	(26)	(2,552)	18	1,752	8	800					—
Issuance of capital stock	—	—	—	49	17	1,779					1,828
Repurchase of capital stock	—	—	(1)	(123)	(17)	(1,724)					(1,847)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	—	—	(6)	—	(38)					(44)
Transfers of shares between Class B-1 and Class B-2			(1)	(71)	1	71					—
Cash dividends paid on capital stock								(170)	(170)		(170)
Balance, June 30, 2026	—	$—	16	$1,601	9	$888	$815	$3,834	$4,649	$195	$7,333
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income/(Loss)	$157	$188
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	116	34
Provision for/(reversal of) credit losses	6	4
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	42	(37)
Change in net derivatives and hedging activities	211	(519)
Net change in:
Accrued interest receivable	5	(11)
Other assets	(16)	—
Accrued interest payable	(82)	(37)
Other liabilities	25	(11)
Total adjustments	307	(577)
Net cash provided by/(used in) operating activities	464	(389)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(393)	288
Securities purchased under agreements to resell	200	(4,000)
Federal funds sold	925	(3,340)
AFS securities:
Proceeds from sales	401	—
Proceeds from maturities and paydowns	1,319	2,090
Purchases	(1,698)	(1,710)
HTM securities:
Proceeds from maturities and paydowns	252	153
Advances:
Repaid	546,799	364,635
Originated	(542,756)	(358,702)
Mortgage loans held for portfolio:
Principal collected	22	26
Net cash provided by/(used in) investing activities	5,071	(560)

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	13	633
Net proceeds/(payments) on derivative contracts with financing elements	3	6
Net proceeds from issuance of consolidated obligations:
Bonds	11,794	33,729
Discount notes	70,454	44,320
Payments for matured and retired consolidated obligations:
Bonds	(25,008)	(38,019)
Discount notes	(62,498)	(39,524)
Proceeds from issuance of capital stock	1,828	1,462
Payments for repurchase/redemption of mandatorily redeemable capital stock	(102)	(200)
Payments for repurchase of capital stock	(1,847)	(1,345)
Cash dividends paid	(170)	(107)
Net cash provided by/(used in) financing activities	(5,533)	955
Net increase/(decrease) in cash and due from banks	2	6
Cash and due from banks at beginning of the period	16	2
Cash and due from banks at end of the period	$18	$8
Supplemental Disclosures:
Interest paid	$1,210	$1,643
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	44	—
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
Note 2 — Recently Issued and Adopted Accounting Guidance
There have been no new accounting standards adopted or issued during the six months ended June 30, 2026, that had, or are expected to have, a material impact on the Bank’s financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type were as follows:

June 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,466	$—	$8	$—	$6,474
State housing agency obligations	68	—	—	(1)	67
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	12,502	—	171	—	12,673
Private-label residential mortgage-backed securities (PLRMBS)	853	(38)	27	(16)	826
Total mortgage-backed securities (MBS)	13,355	(38)	198	(16)	13,499
Total	$19,889	$(38)	$206	$(17)	$20,040

December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,384	$—	$9	$—	$6,393
State housing agency obligations	42	—	—	—	42
MBS:
GSEs – multifamily	12,819	—	118	—	12,937
PLRMBS	899	(32)	31	(17)	881
Total MBS	13,718	(32)	149	(17)	13,818
Total	$20,144	$(32)	$158	$(17)	$20,253
Amortized cost excludes accrued interest receivable of $107 million and $105 million at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, and December 31, 2025, $548 million and $501 million of AFS securities, respectively, were pledged as collateral that may be repledged.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables summarize unrealized losses by length of time that individual AFS securities in each security type had been in a continuous loss position.

June 30, 2026
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$429	$—	$74	$—	$503	$—
State housing agency obligations	57	(1)	—	—	57	(1)
MBS – GSEs – multifamily	40	—	—	—	40	—
PLRMBS	183	(1)	187	(15)	370	(16)
Total	$709	$(2)	$261	$(15)	$970	$(17)

December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$348	$—	$124	$—	$472	$—
State housing agency obligations	14	—	—	—	14	—
MBS – GSEs – multifamily	28	—	150	—	178	—
PLRMBS	174	(1)	230	(16)	404	(17)
Total	$564	$(1)	$504	$(16)	$1,068	$(17)
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury obligations and state housing agency obligations by contractual maturity and of MBS are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

June 30, 2026
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,428	$1,429
Due after 1 year through 5 years	5,038	5,045
Total U.S. Treasury obligations	6,466	6,474
State housing agency obligations:
Due after 1 year through 5 years	2	2
Due after 5 years through 10 years	66	65
Total state housing agency obligations	68	67
MBS	13,355	13,499
Total	$19,889	$20,040

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
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2026
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$14	$—	$—	$14
MBS – GSEs:
Single-family	362	2	(8)	356
Multifamily	202	—	—	202
Subtotal MBS – GSEs	564	2	(8)	558
PLRMBS	73	—	(4)	69
Total	$651	$2	$(12)	$641

December 31, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$18	$—	$—	$18
MBS – GSEs:
Single-family	401	2	(8)	395
Multifamily	404	—	(1)	403
Subtotal MBS – GSEs	805	2	(9)	798
PLRMBS	80	—	(4)	76
Total	$903	$2	$(13)	$892
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Amortized cost excludes accrued interest receivable of $2 million and $3 million at June 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Allowance for Credit Losses on AFS and HTM Securities
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology of the Bank’s PLRMBS portfolio since December 31, 2025.
As a result of credit impairments recognized prior to the adoption of the current expected credit loss methodology, certain PLRMBS continue to accrete previously recognized credit losses into interest income. The remaining balance of these credit losses totaled $272 million and $278 million at June 30, 2026, and December 31, 2025, respectively. Accretion related to these amounts increased interest income by $3 million and $6 million for the three and six months ended June 30, 2026, respectively, and $4 million and $7 million for the three and six months ended June 30, 2025, respectively.
AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2025. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at June 30, 2026, and December 31, 2025.
Note 4 — Advances
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate.

(Dollars in millions)	June 30, 2026		December 31, 2025
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$21,639	3.95%	$22,763	3.85%
After 1 year through 2 years	6,329	3.92	6,476	4.08
After 2 years through 3 years	2,702	4.08	4,218	4.03
After 3 years through 4 years	1,520	3.67	996	3.83
After 4 years through 5 years	724	3.89	1,591	3.68
After 5 years	1,193	3.81	2,105	3.79
Total par value	34,107	3.94%	38,149	3.90%
Valuation adjustments for hedging activities	(76)		8
Valuation adjustments under fair value option	11		70
Total	$34,042		$38,227
Carrying amounts exclude accrued interest receivable of $71 million and $67 million at June 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following table summarizes advances at June 30, 2026, and December 31, 2025, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Within 1 year	$22,964	$24,038	$24,756	$27,533
After 1 year through 2 years	5,229	5,476	5,330	5,272
After 2 years through 3 years	2,702	4,218	1,725	3,188
After 3 years through 4 years	1,520	996	1,296	577
After 4 years through 5 years	724	1,591	491	1,033
After 5 years	968	1,830	509	546
Total par value	$34,107	$38,149	$34,107	$38,149
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding, or 10% or more of total advance interest income.

	June 30, 2026		Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)
Western Alliance Bank	$5,800	17%	$36	10%	$66	9%

	June 30, 2025		Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)
Western Alliance Bank	$5,600	14%	$56	11%	$97	10%
JPMorgan Chase, National Association(2)	2,573	6	32	6	102	11
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
Credit Risk Exposure and Security Terms. At June 30, 2026, and December 31, 2025, the Bank retained a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At June 30, 2026, and December 31, 2025, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of June 30, 2026, and December 31, 2025, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2026, and December 31, 2025.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Interest Rate Payment Terms. Interest rate payment terms by redemption term for advances are detailed below:

(In millions)	June 30, 2026	December 31, 2025
Par value of advances:
Fixed rate:
Due within 1 year	$9,740	$10,754
Due after 1 year	10,943	14,386
Total fixed rate	20,683	25,140
Adjustable rate:
Due within 1 year	11,899	12,009
Due after 1 year	1,525	1,000
Total adjustable rate	13,424	13,009
Total par value	$34,107	$38,149
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	June 30, 2026	December 31, 2025
Fixed rate medium-term mortgage loans(1)	$8	$9
Fixed rate long-term mortgage loans(1)	578	599
Subtotal	586	608
Premiums	32	33
Discounts	(1)	(1)
Mortgage loans held for portfolio	617	640
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$616	$639
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Mortgage loans exclude accrued interest receivable of $4 million and $5 million at June 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Mortgage Loan Aging and Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	June 30, 2026	December 31, 2025
30 – 59 days delinquent	$5	$8
60 – 89 days delinquent	4	3
90 days or more delinquent	19	15
Total past due	28	26
Total current loans	589	614
Total mortgage loans held for portfolio	$617	$640
In process of foreclosure, included above(2)	$2	$1
Nonaccrual loans(3)	$19	$15
90 days or more delinquent loans as a percentage of total mortgage loans outstanding	3.08%	2.42%
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
(3)    At June 30, 2026, and December 31, 2025, $6 million and $5 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
Note 6 — Deposits
The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers.
Deposits outstanding were as follows:

	June 30, 2026	December 31, 2025
(In millions)	Amount Outstanding	Amount Outstanding
Interest-bearing deposits:
Demand and overnight interest-bearing deposits	$876	$870
Term deposits	2	—
Non-interest-bearing deposits	5	3
Total	$883	$873

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.3 trillion and $1.2 trillion at June 30, 2026, and December 31, 2025, respectively.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds.

(Dollars in millions)	June 30, 2026		December 31, 2025
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$23,558	3.39%	$32,836	3.43%
After 1 year through 2 years	5,491	3.48	8,580	3.58
After 2 years through 3 years	931	3.36	1,648	3.45
After 3 years through 4 years	1,803	4.28	2,266	4.25
After 4 years through 5 years	1,809	3.94	1,201	4.24
After 5 years	547	2.93	822	2.88
Total par value	34,139	3.47%	47,353	3.51%
Unamortized discounts	(1)		(1)
Valuation adjustments for hedging activities	(114)		(95)
Fair value option valuation adjustments	—		(3)
Total	$34,024		$47,254
The Bank’s participation in consolidated obligation bonds by call features was as follows:

(In millions)	June 30, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Non-callable	$22,934	$30,482
Callable	11,205	16,871
Total par value	$34,139	$47,353
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	June 30, 2026	December 31, 2025
Within 1 year	$28,589	$40,191
After 1 year through 2 years	5,184	6,774
After 2 years through 3 years	330	336
After 3 years through 4 years	9	25
After 5 years	27	27
Total par value	$34,139	$47,353

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
June 30, 2026	$25,085	$25,221	3.61%
December 31, 2025	17,074	17,161	3.71%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds are detailed in the following table.

(In millions)	June 30, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Fixed rate	$14,141	$21,722
Adjustable rate	19,703	25,271
Step-up	295	360
Total consolidated obligation bonds, par value	$34,139	$47,353
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following tables summarize the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI):

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, March 31, 2025	$87	$(5)	$82
Other comprehensive income/(loss):
Net change in fair value	(35)		(35)
Net current period other comprehensive income/(loss)	(35)	—	(35)
Balance, June 30, 2025	$52	$(5)	$47

Balance, March 31, 2026	$150	$6	$156
Other comprehensive income/(loss):
Net change in fair value	39		39
Net current period other comprehensive income/(loss)	39	—	39
Balance, June 30, 2026	$189	$6	$195

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in fair value	(16)		(16)
Net current period other comprehensive income/(loss)	(16)	—	(16)
Balance, June 30, 2025	$52	$(5)	$47

Balance, December 31, 2025	$140	$6	$146
Other comprehensive income/(loss):
Net change in fair value	49		49
Net current period other comprehensive income/(loss)	49	—	49
Balance, June 30, 2026	$189	$6	$195
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
The Bank complied with these capital rules and requirements as shown in the following table.

	June 30, 2026		December 31, 2025
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$889	$7,186	$1,004	$7,321
Total regulatory capital	$2,719	$7,186	$2,933	$7,321
Total regulatory capital ratio	4.00%	10.57%	4.00%	9.98%
Leverage capital	$3,399	$10,779	$3,666	$10,981
Leverage ratio	5.00%	15.86%	5.00%	14.97%
Mandatorily Redeemable Capital Stock. The changes in mandatorily redeemable capital stock were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at the beginning of the period	$88	$153	$106	$331
Reclassified from/(to) capital during the period	44	—	44	—
Repurchase/redemption	(84)	(22)	(102)	(200)
Balance at the end of the period	$48	$131	$48	$131
Capital Plan and Dividend Framework. As disclosed in the Bank’s 2025 Form 10-K, effective January 2, 2026, the Bank’s outstanding Class B stock was converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock is equal to the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock is calculated by subtracting Activity-Based Stock Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The board of directors (Board) also approved an update to the dividend philosophy that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Excess stock totaled $124 million, or 0.18% of total assets as of June 30, 2026. Excess stock totaled $154 million, or 0.21% of total assets as of December 31, 2025.
On July 23, 2026, the Bank’s Board declared quarterly cash dividends on the average Class B‑1 membership stock and average Class B‑2 activity‑based stock outstanding during the second quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, with total quarterly dividends for the quarter amounting to $44 million. The Bank expects to pay these dividends on August 11, 2026.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2026, or December 31, 2025.
Note 10 — Derivatives and Hedging Activities
General. The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2026			December 31, 2025
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$64,711	$473	$101	$69,418	$507	$131
Derivatives not designated as hedging instruments:
Interest rate swaps	9,120	11	11	12,145	5	51
Total derivatives before netting and collateral adjustments	$73,831	484	112	$81,563	512	182
Netting adjustments and cash collateral(1)		(430)	(108)		(470)	(179)
Total derivative assets and total derivative liabilities		$54	$4		$42	$3
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $27 million and $53 million at June 30, 2026, and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $348 million and $345 million at June 30, 2026, and December 31, 2025, respectively.
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income.

	Three Months Ended June 30, 2026
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$372	$228	$(339)	$(232)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$43	$172	$(24)	$(1)
Hedged items	(36)	(153)	9	2
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$7	$19	$(15)	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended June 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$533	$270	$(606)	$(200)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(20)	$(114)	$11	$(2)
Hedged items	51	172	(70)	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$31	$58	$(59)	$(2)

	Six Months Ended June 30, 2026
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$751	$463	$(728)	$(436)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$96	$302	$(61)	$(3)
Hedged items	(80)	(262)	19	5
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$16	$40	$(42)	$2

	Six Months Ended June 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,006	$538	$(1,200)	$(326)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(84)	$(332)	$55	$(4)
Hedged items	153	447	(170)	4
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$69	$115	$(115)	$—
(1)    Includes net interest settlements.
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	June 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$12,939	$18,959	$(12,955)	$(19,679)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(69)	$(756)	$114	$2
Discontinued hedging relationships included in amortized cost	(7)	324	—	—
Total amount of fair value hedging basis adjustments	$(76)	$(432)	$114	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$15,644	$19,194	$(20,438)	$(14,683)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$8	$(563)	$95	$(3)
Discontinued hedging relationships included in amortized cost	—	387	—	—
Total amount of fair value hedging basis adjustments	$8	$(176)	$95	$(3)
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$13	$(13)	$26	$(37)
Net interest settlements	1	14	5	24
Total net gain/(loss) related to derivatives not designated as hedging instruments	14	1	31	(13)
Price alignment amount(1)	—	—	—	(1)
Net gain/(loss) on derivatives	$14	$1	$31	$(14)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Credit Risk. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2026, was $28 million, for which the Bank posted cash collateral of $26 million in the ordinary course of business.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties.

	June 30, 2026		December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$459	$110	$497	$179
Cleared	25	2	15	3
Total gross recognized amount	484	112	512	182
Gross amount of netting adjustments and cash collateral
Uncleared	(428)	(106)	(467)	(176)
Cleared	(2)	(2)	(3)	(3)
Total gross amounts of netting adjustments and cash collateral	(430)	(108)	(470)	(179)
Total derivative assets and total derivative liabilities	$54	$4	$42	$3

Net amount(1)(2)
Uncleared	$31	$4	$30	$3
Cleared	23	—	12	—
Total net amount	$54	$4	$42	$3
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At both June 30, 2026, and December 31, 2025, the Bank received excess non-cash collateral with a fair value of $2 million.
(2)     Any over-collateralization at the Bank’s individual clearing agent or counterparty level is not included in the determination of the net amount. At June 30, 2026, and December 31, 2025, the Bank had additional net credit exposure of $548 million and $501 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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

	June 30, 2026
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$18	$18	$18	$—	$—	$—
Interest-bearing deposits	3,512	3,512	3,512	—	—	—
Securities purchased under agreements to resell	4,450	4,450	—	4,450	—	—
Federal funds sold	4,145	4,145	—	4,145	—	—
AFS securities	20,040	20,040	—	19,214	826	—
HTM securities	651	641	—	572	69	—
Advances	34,042	34,048	—	34,048	—	—
Mortgage loans held for portfolio	616	531	—	531	—	—
Accrued interest receivable	195	195	—	195	—	—
Derivative assets, net(2)	54	54	—	484	—	(430)
Other assets(3)	21	21	21	—	—	—
Liabilities
Deposits	883	883	—	883	—	—
Consolidated obligations:
Bonds	34,024	33,931	—	33,931	—	—
Discount notes	25,085	25,081	—	25,081	—	—
Total consolidated obligations	59,109	59,012	—	59,012	—	—
Mandatorily redeemable capital stock	48	48	48	—	—	—
Accrued interest payable	208	208	—	208	—	—
Derivative liabilities, net(2)	4	4	—	112	—	(108)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$16	$16	$16	$—	$—	$—
Interest-bearing deposits	3,092	3,092	3,092	—	—	—
Securities purchased under agreements to resell	4,650	4,650	—	4,650	—	—
Federal funds sold	5,070	5,070	—	5,070	—	—
AFS securities	20,253	20,253	—	19,372	881	—
HTM securities	903	892	—	816	76	—
Advances	38,227	38,271	—	38,271	—	—
Mortgage loans held for portfolio	639	552	—	552	—	—
Accrued interest receivable	193	193	—	193	—	—
Derivative assets, net(2)	42	42	—	512	—	(470)
Other assets(3)	20	20	20	—	—	—
Liabilities
Deposits	873	873	—	873	—	—
Consolidated obligations:
Bonds	47,254	47,162	—	47,162	—	—
Discount notes	17,074	17,073	—	17,073	—	—
Total consolidated obligations	64,328	64,235	—	64,235	—	—
Mandatorily redeemable capital stock	106	106	106	—	—	—
Accrued interest payable	292	292	—	292	—	—
Derivative liabilities, net(2)	3	3	—	182	—	(179)
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

June 30, 2026
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,474	$—	$—	$6,474
State housing agency obligations	—	67	—	—	67
MBS:
GSEs – multifamily	—	12,673	—	—	12,673
PLRMBS	—	—	826	—	826
Subtotal AFS MBS	—	12,673	826	—	13,499
Total AFS securities	—	19,214	826	—	20,040
Advances(2)	—	3,028	—	—	3,028
Derivative assets, net: interest rate-related	—	484	—	(430)	54
Other assets	21	—	—	—	21
Total recurring fair value measurements – Assets	$21	$22,726	$826	$(430)	$23,143
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$295	$—	$—	$295
Derivative liabilities, net: interest rate-related	—	112	—	(108)	4
Total recurring fair value measurements – Liabilities	$—	$407	$—	$(108)	$299

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,393	$—	$—	$6,393
State housing agency obligations	—	42	—	—	42
MBS:
GSEs – multifamily	—	12,937	—	—	12,937
PLRMBS	—	—	881	—	881
Subtotal AFS MBS	—	12,937	881	—	13,818
Total AFS securities	—	19,372	881	—	20,253
Advances(2)	—	5,441	—	—	5,441
Derivative assets, net: interest rate-related	—	512	—	(470)	42
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$25,325	$881	$(470)	$25,756
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$357	$—	$—	$357
Derivative liabilities, net: interest rate-related	—	182	—	(179)	3
Total recurring fair value measurements – Liabilities	$—	$539	$—	$(179)	$360
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at June 30, 2026, and December 31, 2025.
(3)Represents consolidated obligation bonds recorded under the fair value option at June 30, 2026, and December 31, 2025.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2025.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended
(In millions)	June 30, 2026	June 30, 2025
Balance, beginning of the period	$850	$942
Total gain/(loss) realized and unrealized included in:
Interest income	2	4
(Provision for)/reversal of credit losses	(6)	(3)
Unrealized gain/(loss) included in AOCI	5	3
Settlements	(25)	(26)
Balance, end of the period	$826	$920
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$5	$3
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$(4)	$1

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
(In millions)	June 30, 2026	June 30, 2025
Balance, beginning of the period	$881	$957
Total gain/(loss) realized and unrealized included in:
Interest income	5	7
(Provision for)/reversal of credit losses	(6)	(4)
Unrealized gain/(loss) included in AOCI	(2)	5
Settlements	(52)	(45)
Balance, end of the period	$826	$920
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(2)	$5
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$(1)	$3
Fair Value Option. The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Advances	$(15)	$10	$(40)	$43
Consolidated obligation bonds	(1)	(2)	(2)	(6)
Total	$(16)	$8	$(42)	$37
For consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and six months ended June 30, 2026 and 2025.
The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option:

	June 30, 2026			December 31, 2025
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances	$3,017	$3,028	$11	$5,371	$5,441	$70
Consolidated obligation bonds	295	295	—	360	357	(3)
Note 12 — Commitments and Contingencies
Off-balance sheet commitments were as follows:

(In millions)	June 30, 2026	December 31, 2025
Standby letters of credit outstanding	$21,021	$20,275
Commitments to issue consolidated obligation discount notes, par	100	168
Commitments to issue consolidated obligation bonds, par	110	—
The carrying value of guarantees related to standby letters of credit, representing unearned fees and recorded in other liabilities, was $75 million and $63 million at June 30, 2026, and December 31, 2025, respectively. Standby

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of June 30, 2026, and December 31, 2025.
Note 13 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with members and nonmember borrowers that have an officer or director serving on the Board.

(In millions)	June 30, 2026	December 31, 2025
Assets:
Advances	$762	$3,271
Mortgage loans held for portfolio	63	65
Accrued interest receivable	1	4
Liabilities:
Deposits	$21	$23
Capital:
Capital Stock	$75	$149

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Income:
Advances	$22	$85	$39	$122
Mortgage loans held for portfolio	—	—	1	1
Interest Expense:
Deposits	$—	$1	$—	$1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of June 30, 2026, and December 31, 2025, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. During the six months ended June 30, 2026 and 2025, the Bank extended overnight loans to other FHLBanks for $10 million and $500 million, respectively. During the six months ended June 30, 2026 and 2025, the Bank borrowed $875 million and $750 million, respectively, from other FHLBanks.
Note 14 — Subsequent Events
On July 23, 2026, the Board declared a special cash dividend of $56 million on the average Class B-2 activity-based stock outstanding during the first six months of 2026, $19 million on the average Class B-1 membership stock during the first six months of 2026, and a de minimis amount on the average outstanding Class B stock for the pre‑conversion period of January 1, 2026, with total dividends amounting to $75 million. The special dividend was paid on July 29, 2026.
In connection with the special dividend, the Board also approved an additional voluntary mission contribution of $22.5 million, to be allocated from the Bank's 2026 net income. This additional voluntary mission contribution will support the Bank's AHP general fund and other voluntary housing and community investment initiatives.

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
•membership changes, including changes resulting from withdrawals, mergers, dissolution, receivership, or changes in the principal place of business of Bank members;
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

Quarterly Overview
Net income for the second quarter of 2026 was $93 million, a decrease of $1 million compared with the second quarter of 2025. The decrease was primarily attributable to a decrease in other income of $12 million, partially offset by an increase in net interest income of $9 million.
The $12 million decrease in other income was primarily driven by lower net interest settlements on economic hedges compared with the second quarter of 2025. The $9 million increase in net interest income was substantially all due to $9 million of higher net advance prepayment fees recognized during the second quarter of 2026 compared with the second quarter of 2025.
On July 23, 2026, the Bank’s board of directors (Board) declared quarterly cash dividends on the average Class B‑1 membership stock and Class B‑2 activity‑based stock outstanding during the second quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, with total dividends for the quarter amounting to $44 million. The Bank expects to pay these dividends on August 11, 2026.
Also on July 23, 2026, the Bank approved an additional voluntary mission contribution of $22.5 million, increasing the Bank's 2026 voluntary contributions commitment to approximately 15% of 2025 net income. This additional voluntary mission contribution includes $16.5 million for the Bank's Affordable Housing Program (AHP) general fund and $6 million for other voluntary housing and community investment initiatives.
The Bank exceeded its 4.00% regulatory capital requirement with a regulatory capital ratio of 10.57% at June 30, 2026. As of June 30, 2026, the Bank’s retained earnings totaled $4.6 billion, exceeding the $2.3 billion required level of retained earnings established under the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) in accordance with Federal Housing Finance Agency (Finance Agency) guidance. Following an update to the Framework in July 2026, the required level of retained earnings increased to $2.6 billion.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank during the three months for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Selected Balance Sheet Items at Quarter End
Total Assets	$67,977	$70,676	$73,329	$75,769	$83,146
Advances	34,042	37,792	38,227	34,242	39,909
Investments(1)	32,798	31,761	33,968	40,416	42,115
Consolidated Obligations:
Bonds	34,024	39,539	47,254	48,747	54,061
Discount Notes	25,085	21,206	17,074	17,648	19,174
Mandatorily Redeemable Capital Stock	48	88	106	112	131
Total Capital Stock	2,489	2,538	2,552	2,439	2,575
Unrestricted Retained Earnings	3,834	3,783	3,847	3,798	3,749
Restricted Retained Earnings	815	815	815	815	815
Total Capital	7,333	7,292	7,360	7,139	7,186
Selected Operating Results for the Quarter
Net Interest Income	$151	$140	$157	$147	$142
Provision for/(Reversal of) Credit Losses	6	—	1	(2)	3
Other Income/(Loss)	5	(3)	12	19	17
Voluntary Housing and Community Investment Contributions	9	27	6	6	10
Other Non-Interest Expense	38	38	45	40	41
Affordable Housing Program (AHP) Assessment	10	8	12	12	11
Net Income/(Loss)	$93	$64	$105	$110	$94
Selected Other Data for the Quarter
Net Interest Margin(2)	0.85%	0.77%	0.89%	0.77%	0.68%
Return on Average Assets	0.51	0.35	0.59	0.56	0.45
Return on Average Equity	5.09	3.51	5.77	5.98	5.22
Annualized Dividend Rate - Class B(3)	8.75	8.75	8.75	8.75	8.75
Annualized Dividend Rate - Class B-1(3)	4.75	N/A	N/A	N/A	N/A
Annualized Dividend Rate - Class B-2(3)	10.00	N/A	N/A	N/A	N/A
Annualized Special Dividend Rate (Declared and Paid)	N/A	11.36	N/A	N/A	N/A
Dividend Payout Ratio(4)	46.09	199.16	54.82	54.72	57.81
Average Equity to Average Assets Ratio	10.08	9.85	10.19	9.44	8.66
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.57	10.22	9.98	9.46	8.74
(1)Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, available-for-sale securities, and held-to-maturity securities.
(2)Net interest margin is calculated as net interest income (annualized) divided by average interest-earning assets.
(3)Cash dividends declared and paid during the period are calculated based on the average capital stock outstanding during the previous quarter. Effective January 2, 2026, the Bank’s outstanding Class B stock has been converted into Class B-1 membership stock and Class B-2 activity-based stock.
(4)This ratio is calculated as dividends per share divided by net income per share.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, total capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes accumulated other comprehensive income/(loss).

Results of Operations
Net Interest Income for the Three Months Ended June 30, 2026 and 2025. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital), together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.
Second Quarter of 2026 Compared to Second Quarter of 2025

Net Interest Spread and Margin

	Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,447	$32	3.73%	$3,715	$41	4.43%
Securities purchased under agreements to resell	2,663	25	3.68	2,964	32	4.37
Federal funds sold	7,425	68	3.67	6,259	68	4.39
Available-for-sale (AFS) securities:(1)
MBS(1)	13,427	165	4.94	13,944	196	5.64
U.S. Treasury and state housing agency obligations	6,511	63	3.89	6,455	74	4.59
Held-to-maturity (HTM) securities: MBS	663	7	4.31	1,393	17	4.88
Advances	36,368	372	4.09	47,921	533	4.46
Mortgage loans held for portfolio(2)	624	4	2.78	674	5	2.98
Total interest-earning assets	71,128	736	4.15	83,325	966	4.65
Other assets(3)	1,493			858
Total Assets	$72,621			$84,183
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$37,288	339	3.64%	$56,058	606	4.33%
Discount notes	25,432	232	3.66	18,444	200	4.34
Deposits and other borrowings	1,386	12	3.47	1,440	15	4.28
Mandatorily redeemable capital stock	72	2	12.02	148	3	10.08
Borrowings from other FHLBanks	—	—	—	7	—	4.39
Total interest-bearing liabilities	64,178	585	3.65	76,097	824	4.34
Other liabilities(3)	1,120			797
Total Liabilities	65,298			76,894
Total Capital	7,323			7,289
Total Liabilities and Capital	$72,621			$84,183
Net Interest Income		$151			$142
Net Interest Spread(4)			0.50%			0.31%
Net Interest Margin(5)			0.85%			0.68%
Interest-earning Assets/Interest-bearing Liabilities	110.83%			109.50%
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

The following table details the changes in interest income and interest expense for the second quarter of 2026 compared to the second quarter of 2025. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2026, versus Three Months Ended June 30, 2025

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(9)	$(3)	$(6)
Securities purchased under agreements to resell	(7)	(3)	(4)
Federal funds sold	—	12	(12)
AFS securities:
MBS(2)	(31)	(7)	(24)
U.S. Treasury and state housing agency obligations(2)	(11)	—	(11)
HTM securities: MBS	(10)	(8)	(2)
Advances(2)	(161)	(120)	(41)
Mortgage loans held for portfolio	(1)	—	(1)
Total interest income	(230)	(129)	(101)
Interest expense:
Consolidated obligations:
Bonds(2)	(267)	(181)	(86)
Discount notes(2)	32	67	(35)
Deposits and other borrowings	(3)	—	(3)
Mandatorily redeemable capital stock	(1)	(2)	1
Total interest expense	(239)	(116)	(123)
Changes in net interest income	$9	$(13)	$22
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income in the second quarter of 2026 was $151 million, a 6% increase from $142 million in the second quarter of 2025. The $9 million increase in net interest income was substantially all due to $9 million of higher net advance prepayment fees recognized during the second quarter of 2026 compared with the second quarter of 2025.
The following tables present the effect of derivatives and hedging activities on net interest income.

	Three Months Ended
	June 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(2)	$(23)	$—	$—	$(25)
Net interest settlements on derivatives	10	44	(15)	1	40
Price alignment amount(1)	(1)	(2)	—	—	(3)
Total effect on net interest income	$7	$19	$(15)	$1	$12

	Three Months Ended
	June 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(24)	$—	$—	$(30)
Net gain/(loss) on derivatives and hedged items	(1)	—	—	—	(1)
Net interest settlements on derivatives	39	86	(58)	(2)	65
Price alignment amount(1)	(1)	(4)	(1)	—	(6)
Total effect on net interest income	$31	$58	$(59)	$(2)	$28
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)”.

	Three Months Ended
(In millions)	June 30, 2026	June 30, 2025
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(16)	$8
Net gain/(loss) on derivatives	14	1
Standby letters of credit fees	6	5
Other, net	1	3
Total Other Income/(Loss)	$5	$17
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The lower net gains/(losses) on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to the deterioration in market spreads and the Bank’s higher balance of fixed rate advances relative to consolidated obligations held under the fair value option.
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

The following table shows the categories of economic hedges and hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the second quarter of 2026 and 2025.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30, 2026			June 30, 2025
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$13	$2	$15	$(14)	$13	$(1)
Not elected for fair value option	(6)	4	(2)	(4)	7	3
Consolidated obligation bonds:
Elected for fair value option	1	(2)	(1)	2	(2)	—
Not elected for fair value option	3	(3)	—	4	(4)	—
Consolidated obligation discount notes:
Not elected for fair value option	1	—	1	(1)	—	(1)
Non-MBS investments:
Not elected for fair value option	1	—	1	—	—	—
Total	$13	$1	$14	$(13)	$14	$1
During the second quarter of 2026, net gains on derivatives totaled $14 million compared to net gains of $1 million in the second quarter of 2025. The improvement was primarily driven by economic hedges of advances held under the fair value option, partially offset by less favorable results on economic hedges of advances not held under the fair value option. These amounts included interest income of $1 million and $14 million resulting from net settlements on derivative instruments used in economic hedges in the second quarter of 2026 and 2025, respectively.
Non-Interest Expense. During the second quarter of 2026, non-interest expenses totaled $47 million, compared to $51 million in the second quarter of 2025. The $4 million decrease in non-interest expense was primarily attributable to modest decreases in operating expenses and voluntary housing and community investment contributions.
Return on Average Equity. Return on average equity (ROE) was 5.09% (annualized) for the second quarter of 2026, compared to 5.22% (annualized) for the second quarter of 2025. The decrease was driven by a decrease in net income for the second quarter of 2026 compared to the second quarter of 2025.
Dividends and Retained Earnings. In the second quarter of 2026, the Bank paid quarterly dividends on the average capital stock outstanding during the first quarter of 2026, including dividends on Class B-1 membership stock and Class B-2 activity-based stock for the post-conversion period of the first quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, and dividends on Class B stock for the pre-conversion period of January 1, 2026, at an annualized rate of 8.75%, totaling $45 million, including $42 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. In the second quarter of 2025, the Bank paid dividends on the average Class B capital stock outstanding during the first quarter of 2025 at an annualized rate of 8.75%, totaling $58 million, including $52 million in dividends on capital stock and $6 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Capital Plan and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.

Net Interest Income for the Six Months Ended June 30, 2026 and 2025. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the six months ended June 30, 2026 and 2025, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Net Interest Spread and Margin

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,441	$64	3.74%	$3,868	$85	4.43%
Securities purchased under agreements to resell	3,326	61	3.69	2,219	48	4.38
Federal funds sold	6,776	124	3.68	5,843	127	4.39
AFS securities:(1)
MBS(1)	13,500	335	5.01	13,838	391	5.69
U.S. Treasury and state housing agency obligations	6,567	128	3.93	6,442	147	4.62
HTM securities: MBS	711	15	4.35	1,429	35	4.93
Advances	37,589	751	4.03	45,220	1,006	4.48
Mortgage loans held for portfolio(2)	630	9	2.92	680	10	3.04
Loans to other FHLBanks	—	—	—	3	—	4.39
Total interest-earning assets	72,540	1,487	4.13	79,542	1,849	4.69
Other assets(3)	1,265			806
Total Assets	$73,805			$80,348
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$40,073	728	3.66%	$55,671	1,200	4.35%
Discount notes	24,010	436	3.66	15,107	326	4.34
Deposits and other borrowings	1,380	24	3.48	1,479	31	4.29
Mandatorily redeemable capital stock	87	8	17.85	202	8	8.23
Borrowings from other FHLBanks	5	—	3.69	7	—	4.39
Total interest-bearing liabilities	65,555	1,196	3.67	72,466	1,565	4.36
Other liabilities(3)	895			701
Total Liabilities	66,450			73,167
Total Capital	7,355			7,181
Total Liabilities and Capital	$73,805			$80,348
Net Interest Income		$291			$284
Net Interest Spread(4)			0.46%			0.33%
Net Interest Margin(5)			0.81%			0.72%
Interest-earning Assets/Interest-bearing Liabilities	110.66%			109.76%
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

The following table details the changes in interest income and interest expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2026, versus Six Months Ended June 30, 2025

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(21)	$(9)	$(12)
Securities purchased under agreements to resell	13	21	(8)
Federal funds sold	(3)	19	(22)
AFS securities:
MBS(2)	(56)	(9)	(47)
U.S. Treasury and state housing agency obligations(2)	(19)	3	(22)
HTM securities: MBS	(20)	(16)	(4)
Advances(2)	(255)	(159)	(96)
Mortgage loans held for portfolio	(1)	(1)	—
Total interest income	(362)	(151)	(211)
Interest expense:
Consolidated obligations:
Bonds(2)	(472)	(303)	(169)
Discount notes(2)	110	168	(58)
Deposits and other borrowings	(7)	(2)	(5)
Mandatorily redeemable capital stock	—	(6)	6
Total interest expense	(369)	(143)	(226)
Changes in net interest income	$7	$(8)	$15
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income for the first six months of 2026 was $291 million, compared to $284 million for the first six months of 2025. The $7 million increase in net interest income was substantially all due to $7 million of higher net advance prepayment fees recognized during the six months ended June 30, 2026 compared with the same period in 2025.
The following tables present the effect of derivatives and hedging activities on net interest income.

	Six Months Ended
	June 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(46)	$—	$—	$(52)
Net gain/(loss) on derivatives and hedged items	—	(1)	—	—	(1)
Net interest settlements on derivatives	23	91	(42)	2	74
Price alignment amount(1)	(1)	(4)	—	—	(5)
Total effect on net interest income	$16	$40	$(42)	$2	$16

	Six Months Ended
	June 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Total
(Amortization)/accretion of hedging activities	$(11)	$(49)	$—	$(60)
Net gain/(loss) on derivatives and hedged items	(1)	(2)	—	(3)
Net interest settlements on derivatives	85	175	(114)	146
Price alignment amount(1)	(4)	(9)	(1)	(14)
Total effect on net interest income(2)	$69	$115	$(115)	$69
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
(2)The effect of derivatives and hedging activities on net interest income for consolidated obligation discount notes was de minimis for the six months ended June 30, 2025.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss)”.

	Six Months Ended
(In millions)	June 30, 2026	June 30, 2025
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(42)	$37
Net gain/(loss) on derivatives	31	(14)
Standby letters of credit fees	11	10
Other, net	2	4
Total Other Income/(Loss)	$2	$37
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The lower net gains/(losses) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2026, compared with the same period in 2025, was primarily due to the deterioration in market spreads and the Bank’s higher balance of fixed rate advances relative to consolidated obligations held under the fair value option.

Net Gain/(Loss) on Derivatives – The following table shows the categories of economic hedges and hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the six months ended June 30, 2026 and 2025.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
(In millions)	June 30, 2026			June 30, 2025
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$32	$4	$36	$(46)	$24	$(22)
Not elected for fair value option	(15)	10	(5)	(5)	13	8
Consolidated obligation bonds:
Elected for fair value option	2	(3)	(1)	6	(5)	1
Not elected for fair value option	5	(6)	(1)	10	(8)	2
Consolidated obligation discount notes:
Not elected for fair value option	1	—	1	(2)	—	(2)
Non-MBS investments:
Not elected for fair value option	1	—	1	—	—	—
Price alignment amount(1)	—	—	—	(1)	—	(1)
Total	$26	$5	$31	$(38)	$24	$(14)
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
During the first six months of 2026, net gains on derivatives totaled $31 million compared to net losses of $14 million in the first six months of 2025. The improvement was primarily driven by economic hedges of advances held under the fair value option, partially offset by less favorable results on economic hedges of advances not held under the fair value option. These amounts included interest income of $5 million and $24 million resulting from net settlements on derivative instruments used in economic hedges in the first six months of 2026 and 2025, respectively.
Non-Interest Expense. During the first six months of 2026, non-interest expense totaled $112 million, compared to $107 million in the first six months of 2025. The $5 million increase in non-interest expense was primarily driven by an increase of $16 million in voluntary housing and community investment contributions, partially offset by a reduction of $9 million in operating expenses. The increase in voluntary housing and community investment contributions was primarily attributable to an additional voluntary mission contribution of $22.5 million recognized in the first quarter of 2026.
Return on Average Equity. ROE (annualized) was 4.30% for the first six months of 2026, compared to 5.29% for the first six months of 2025. The decrease was primarily attributable to lower net income for the six months ended June 30, 2026, compared with the same period in 2025, while higher average capital balances due to retained earnings growth also contributed to the decline.

Dividends and Retained Earnings. In the first six months of 2026, the Bank paid two quarterly dividends totaling $103 million, including $98 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock. These dividends included amounts paid at an annualized rate of 8.75% on average Class B stock outstanding during the fourth quarter of 2025, prior to the January 1, 2026 capital stock conversion, as well as amounts paid at annualized rates of 4.75% and 10.00% on average Class B‑1 membership stock and average Class B‑2 activity‑based stock outstanding, respectively, following the conversion.
The Bank also paid a special cash dividend of $75 million, including $72 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock. In the first six months of 2025, the Bank paid dividends on average Class B stock outstanding at an annualized rate of 8.75%, totaling $122 million, including $107 million in dividends on capital stock and $15 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Capital Plan and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.
Financial Condition
At June 30, 2026, total assets were $68.0 billion, a decrease of $5.3 billion from $73.3 billion at December 31, 2025. The decrease in total assets was primarily attributable to decreases in advances and short‑term investments. Advances decreased by $4.2 billion, to $34.0 billion at June 30, 2026, from $38.2 billion at December 31, 2025. The decrease in advances was partially attributable to a $2.1 billion reduction in advances outstanding to nonmembers since December 31, 2025.
Total liabilities were $60.6 billion at June 30, 2026, a decrease of $5.4 billion from $66.0 billion at December 31, 2025, primarily reflecting a $5.2 billion decrease in consolidated obligations outstanding to $59.1 billion at June 30, 2026, from $64.3 billion at December 31, 2025.
Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type.

	June 30, 2026		December 31, 2025
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$3,100	9%	$2,455	6%
Adjustable – SOFR, callable at borrower’s option	3,350	10	4,700	12
Subtotal adjustable rate advances	6,450	19	7,155	18
Fixed	5,725	17	4,095	11
Fixed – amortizing	1	—	21	—
Fixed – with PPS	25	—	30	—
Fixed – with FPS	10,806	32	15,187	40
Fixed – callable at borrower’s option with FPS	225	1	275	1
Fixed – putable at Bank’s option with FPS	3,901	11	5,532	15
Subtotal fixed rate advances	20,683	61	25,140	67
Daily variable rate	6,974	20	5,854	15
Total par value	$34,107	100%	$38,149	100%
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
The Bank’s MBS investments were $14.2 billion and $14.7 billion at June 30, 2026, and December 31, 2025, respectively. During the first six months of 2026, the Bank’s MBS investments decreased primarily because of $620 million in principal repayments, partially offset by $175 million in MBS purchases.
For more information on the Bank’s mortgage-related products, including the mortgage loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk” in the Bank’s 2025 Form 10-K.
Liquidity and Capital Resources
The Bank’s financial strategies are designed to enable the Bank to expand and contract its balance sheet as membership composition and member credit needs change. The Bank’s liquidity and capital resources are designed to support its financial strategies. The Bank’s primary source of liquidity is its access to the debt capital markets through consolidated obligation issuance which is described in “Item 1. Business – Funding Sources” in the Bank’s 2025 Form 10-K. The Bank’s status as a government-sponsored enterprise (GSE) is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. The maintenance of the Bank’s capital resources is governed by its capital plan.
Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, meet expected and unexpected member credit demands, and may be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives.
As of June 30, 2026, and December 31, 2025, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of June 30, 2026, and December 31, 2025, were within the tolerance levels provided by the Finance Agency’s guidelines.
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
Capital
As disclosed in the Bank’s 2025 Form 10-K, the Bank’s capital plan, amended effective November 15, 2024, provided the Bank’s Board the option to establish two subclasses of stock. On October 6, 2025, the Bank provided notice to its members that the Board adopted resolutions to provide for the mandatory conversion of the Bank’s Class B stock into Class B-1 and Class B-2 stock, and to designate the rights, preferences, and privileges of such Class B-1 and Class B-2 stock, effective January 2, 2026 (see Form 8-K filed on October 6, 2025). Effective January 2, 2026, the Bank’s outstanding Class B stock was converted into Class B-1 membership stock and Class B-2 activity-based stock. Class B-2 activity-based stock is equal to the Activity-Based Stock Requirement (as defined in the Capital Plan), and Class B-1 membership stock is calculated by subtracting the Activity-Based Stock

Requirement from total capital stock held. If a member has no activity requiring Class B-2 activity-based stock, such member will hold only Class B-1 membership stock based on the Membership Stock Requirement (as defined in the Capital Plan). The Board also approved an update to the dividend philosophy that establishes a guideline for dividend rates for Class B-2 stock to be greater than or equal to Class B-1 stock. The decision to declare any dividend and any dividend rates are at the discretion of the Board and the Board may choose to follow or not follow the dividend philosophy in the declaration of any dividends.
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
In July 2026, the level of required retained earnings established by the Bank's Framework, implemented in accordance with Finance Agency guidance, was increased from $2.3 billion to $2.6 billion.
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
The concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding increased by $1.0 billion to $5.8 billion, or 17% of total advances outstanding, at June 30, 2026, from $4.8 billion, or 13% of total advances outstanding, at December 31, 2025.

As of June 30, 2026, and December 31, 2025, nonmembers accounted for $1.7 billion, or 5%, and $3.8 billion, or 10%, of total advances outstanding at par value, respectively. Nonmembers, excluding housing associates in the Bank's district, accounted for $20 million and $46 million of coupon interest income on advances for the three and six months ended June 30, 2026, respectively, representing 5% and 6% of the Bank's total interest income from advances for the respective periods. Nonmembers, excluding housing associates in the Bank's district, accounted for $43 million and $129 million of coupon interest income on advances for the three and six months ended June 30, 2025, respectively, representing 8% and 13% of the Bank's total interest income from advances for the respective periods.
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
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

June 30, 2026
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$4,439	$4,534
11% – 25%	14	5,587	6,686
26% – 50%	22	12,566	23,041
More than 50%	149	32,573	177,193
Total	192	$55,165	$211,454

December 31, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$5,517	$5,572
11% – 25%	7	2,481	3,186
26% – 50%	21	8,861	14,565
More than 50%	159	41,582	189,102
Total	193	$58,441	$212,425
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2026, and December 31, 2025. The Bank has never experienced any credit losses on advances.
As of June 30, 2026, of the loan collateral pledged to the Bank, 16% was pledged by 23 institutions by specific identification, 45% was pledged by 111 institutions under a blanket lien with detailed reporting, and 39% was pledged by 139 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews on a one-, two-, or three-year cycle, depending on the risk profile of the institution and the types of collateral pledged.

As of June 30, 2026, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged.

Composition of Loan Collateral Pledged

(In millions)	June 30, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$151,585	$102,788	$148,345	$101,028
Second lien residential mortgage loans and home equity lines of credit	17,225	7,975	13,919	6,452
Multifamily mortgage loans	31,789	20,283	35,265	22,654
Commercial mortgage loans	77,627	49,619	77,045	49,939
Loan participations(1)	1,355	542	1,380	547
Small business, small farm, and small agribusiness loans	1,076	270	1,406	353
Total	$280,657	$181,477	$277,360	$180,973
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.
The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At both June 30, 2026, and December 31, 2025, the unpaid principal balance of these loans totaled $5.4 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At June 30, 2026, and December 31, 2025, the borrowing capacity of these loans totaled $3.7 billion and $3.8 billion, respectively.
Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The following table presents the Bank’s investment credit exposure at June 30, 2026, based on the lowest of the long-term credit ratings provided by Moody’s Ratings (Moody’s) or S&P Global Ratings (S&P).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. Treasury obligations	$6,474	$—	$—	$—	$—	$6,474
State housing agency obligations	67	—	—	—	—	67
MBS:
Other U.S. obligations – single-family	14	—	—	—	—	14
MBS – GSEs:
Single-family(2)	358	—	3	1	—	362
Multifamily	12,875	—	—	—	—	12,875
Total MBS – GSEs	13,233	—	3	1	—	13,237
Private-label residential mortgage-backed securities (PLRMBS)	10	17	19	431	422	899
Total MBS	13,257	17	22	432	422	14,150
Total securities	19,798	17	22	432	422	20,691
Interest-bearing deposits	797	2,715	—	—	—	3,512
Securities purchased under agreements to resell(3)	—	250	—	—	4,200	4,450
Federal funds sold	1,845	2,300	—	—	—	4,145
Total investments	$22,440	$5,282	$22	$432	$4,622	$32,798
(1)Credit ratings grades of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at June 30, 2026, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Externally unrated counterparties for these investments were eligible broker-dealers under the Bank’s counterparty risk framework, supported by internal credit assessments and U.S. Treasury collateral.
The following table presents the unsecured credit exposure with counterparties by investment type.

	Carrying Value(1)
(In millions)	June 30, 2026	December 31, 2025
Interest-bearing deposits	$3,511	$3,092
Federal funds sold	4,145	5,070
Total	$7,656	$8,162
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of June 30, 2026, and December 31, 2025.
The Bank’s MBS investments include PLRMBS and agency single-family and multifamily MBS. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments, to three times the Bank’s regulatory capital at the time of purchase. At June 30, 2026, the Bank’s MBS portfolio was 200% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of June 30, 2026, the Bank’s investment in MBS had gross unrealized losses totaling $28 million, $20 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.

Derivative Counterparties. The following table presents the Bank’s credit exposure to its derivative dealer counterparties at June 30, 2026.

Credit Exposure to Derivative Dealer Counterparties

(In millions)
(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,638	$333	$(330)	$—	$3
Cleared derivatives(2)	$52,535	$23	$—	$548	$571
Liability positions with credit exposure:
Uncleared derivatives
A	2,663	(13)	13	—	—
BBB	4,128	(9)	9	—	—
Total derivative positions with credit exposure to nonmember counterparties	$65,964	$334	$(308)	$548	$574
Derivative positions without credit exposure	7,867
Total notional	$73,831
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
In the Bank’s 2025 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first six months of 2026 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”, “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2025 Form 10-K.
Legislative and Regulatory Developments
The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact the financial condition, results of operations, and reputation of the Bank. For example, the Finance Agency rescinded guidance related to establishing the Bank’s target ratio of advances and mortgage assets compared to its consolidated obligations, providing the Bank more discretion for developing its strategic business plan with respect to core mission assets. Additionally, the Finance Agency proposed to repeal the new business activity rule, which currently requires the Finance Agency’s nonobjection before the Bank undertakes certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable only to global systemically important banking organizations (GSIBs), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including acquired member assets loans sold to the FHLBanks), and collateral eligible to be pledged as security for advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for the Bank. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to a GSIB’s use of the Bank’s advances and may disincentive GSIBs’ use of Bank advances. The Bank continues to evaluate the potential impact of these proposed rules on its financial condition and results of operations.
21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20% of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. The Bank is reviewing how the various reforms brought by the Act could impact collateral eligible to be pledged to the Bank held by large institutional investors, Bank members’ demand for and use of Bank advances due to more relaxed regulation around brokered deposits and the Bank’s business, operations and financial condition overall.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank’s measured market value of capital sensitivity was within the limits as of June 30, 2026.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2026	December 31, 2025
+200 basis-point change	-0.1%	-0.3%
+100 basis-point change	-0.1	-0.2
–100 basis-point change(2)	+0.3	+0.5
–200 basis-point change(2)	+0.9	+1.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.
The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2026, are comparable to the estimates as of December 31, 2025. Compared to December 31, 2025, interest rates as of June 30, 2026, have increased 9 basis points for the one-month Treasury bill, increased 48 basis points for the five-year Treasury note, and increased 27 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock (including mandatorily redeemable capital stock recognized as a liability in the Statements of Condition). The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 292% as of June 30, 2026.
Adjusted Net Interest Income as a Percent of Capital – The Bank assesses the impact of interest rate changes on its projected earnings by monitoring its adjusted net interest income as a percent of capital. With the indicated interest rate shifts, the adjusted net interest income on capital for the 12-month horizon is projected to remain within the limit of a 210 basis point decline. For more information on adjusted net interest income and adjusted net interest income as a percent of capital, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” in the Bank’s 2025 Form 10-K.

Duration Gap – The Bank monitors the duration gap analysis. The Bank’s duration gap metric as of June 30, 2026, is comparable with the estimate as of December 31, 2025. The following table presents the Bank's duration gap for its assets and liabilities at June 30, 2026, and December 31, 2025.

Duration Gap Analysis

	June 30, 2026		December 31, 2025
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$67,977	1.1	$73,329	1.3
Liabilities	60,644	1.0	65,969	0.9
Net	$7,333	0.1	$7,360	0.4
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
Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the interim president and chief executive officer, and executive vice president and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s interim president and chief executive officer, and executive vice president and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Internal Control Over Financial Reporting
During the three months ended June 30, 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

Federal Home Loan Bank of San Francisco

/S/ WINTHROP WATSON
Winthrop Watson Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)