Form 10-Q
period 2026-09-30
Federal Home Loan Bank of San Francisco
filed 2026-11-04
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
  ______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 30, 2026
Total Capital Stock, par value $100 per share	24,249,184

Federal Home Loan Bank of San Francisco
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$18	$16
Interest-bearing deposits	3,127	3,092
Securities purchased under agreements to resell	5,200	4,650
Federal funds sold	5,945	5,070
Available-for-sale (AFS) securities, net of allowance for credit losses of $44 and $32, respectively (amortized cost of $19,704 and $20,144, respectively)	19,802	20,253
Held-to-maturity (HTM) securities (fair values of $571 and $892, respectively)	584	903
Advances (includes $1,879 and $5,441 at fair value under the fair value option, respectively)	30,808	38,227
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1, respectively	601	639
Accrued interest receivable	207	193
Derivative assets, net	45	42
Other assets	240	244
Total Assets	$66,577	$73,329
Liabilities:
Deposits	$897	$873
Consolidated obligations:
Bonds (includes $80 and $357 at fair value under the fair value option, respectively)	39,142	47,254
Discount notes	18,391	17,074
Total consolidated obligations	57,533	64,328
Mandatorily redeemable capital stock	20	106
Accrued interest payable	207	292
Affordable Housing Program (AHP) payable	167	132
Derivative liabilities, net	1	3
Other liabilities	549	235
Total Liabilities	59,374	65,969
Commitments and Contingencies (Note 12)
Capital:
Class B Putable ($100 par value): 26 shares issued and outstanding at December 31, 2025	—	2,552
Class B-1 Putable ($100 par value): 16 shares issued and outstanding at September 30, 2026	1,624	—
Class B-2 Putable ($100 par value): 8 shares issued and outstanding at September 30, 2026	832	—
Total Capital Stock	2,456	2,552
Unrestricted retained earnings	3,786	3,847
Restricted retained earnings	815	815
Total Retained Earnings	4,601	4,662
Accumulated other comprehensive income/(loss) (AOCI)	146	146
Total Capital	7,203	7,360
Total Liabilities and Capital	$66,577	$73,329
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest Income:
Advances	$357	$462	$1,108	$1,468
Interest-bearing deposits	33	40	97	125
Securities purchased under agreements to resell	26	32	87	80
Federal funds sold	66	65	190	192
AFS securities	231	280	694	818
HTM securities	7	15	22	50
Mortgage loans held for portfolio	4	5	13	15
Total Interest Income	724	899	2,211	2,748
Interest Expense:
Consolidated obligations:
Bonds	341	561	1,069	1,761
Discount notes	225	173	661	499
Deposits	11	15	35	46
Mandatorily redeemable capital stock	5	3	13	11
Total Interest Expense	582	752	1,778	2,317
Net Interest Income	142	147	433	431
Provision for/(reversal of) credit losses	6	(2)	12	2
Net Interest Income After Provision for/(Reversal of) Credit Losses	136	149	421	429
Other Income/(Loss):
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(20)	(3)	(62)	34
Net gain/(loss) on derivatives	15	15	46	1
Standby letters of credit fees	5	4	16	14
Other, net	2	3	4	7
Total Other Income/(Loss)	2	19	4	56
Non-Interest Expense:
Compensation and benefits	23	24	71	77
Other operating expense	13	13	37	41
Federal Housing Finance Agency	2	2	4	6
Office of Finance	1	1	4	4
Voluntary housing and community investment contributions	28	6	64	26
Other, net	(1)	—	(2)	(1)
Total Non-Interest Expense	66	46	178	153
Income/(Loss) Before Assessment	72	122	247	332
AHP assessment	8	12	26	34
Net Income/(Loss)	$64	$110	$221	$298
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net Income/(Loss)	$64	$110	$221	$298
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on AFS securities	(48)	39	1	23
Net change in pension and postretirement benefits	(1)	1	(1)	1
Total other comprehensive income/(loss)	(49)	40	—	24
Total Comprehensive Income/(Loss)	$15	$150	$221	$322
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B — Putable		Capital Stock Class B-1 — Putable (Membership)		Capital Stock Class B-2 — Putable (Activity)		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, June 30, 2025	26	$2,575	—	$—	—	$—	$815	$3,749	$4,564	$47	$7,186
Comprehensive income/(loss)							—	110	110	40	150
Issuance of capital stock	6	644	—	—	—	—					644
Repurchase of capital stock	(7)	(763)	—	—	—	—					(763)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(17)	—	—	—	—					(17)
Cash dividends paid on capital stock								(61)	(61)		(61)
Balance, September 30, 2025	24	$2,439	—	$—	—	$—	$815	$3,798	$4,613	$87	$7,139

Balance, June 30, 2026	—	$—	16	$1,601	9	$888	$815	$3,834	$4,649	$195	$7,333
Comprehensive income/(loss)							—	64	64	(49)	15
Issuance of capital stock			—	—	9	883					883
Repurchase of capital stock			(1)	(22)	(9)	(894)					(916)
Transfers of shares between Class B-1 and Class B-2			1	45	(1)	(45)					—
Cash dividends paid on capital stock								(112)	(112)		(112)
Balance, September 30, 2026	—	$—	16	$1,624	8	$832	$815	$3,786	$4,601	$146	$7,203

	Capital Stock Class B — Putable		Capital Stock Class B-1 — Putable (Membership)		Capital Stock Class B-2 — Putable (Activity)		Retained Earnings				Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	AOCI
Balance, December 31, 2024	25	$2,458	—	$—	—	$—	$815	$3,668	$4,483	$63	$7,004
Comprehensive income/(loss)							—	298	298	24	322
Issuance of capital stock	21	2,106	—	—	—	—					2,106
Repurchase of capital stock	(21)	(2,108)	—	—	—	—					(2,108)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(1)	(17)	—	—	—	—					(17)
Cash dividends paid on capital stock								(168)	(168)		(168)
Balance, September 30, 2025	24	$2,439	—	$—	—	$—	$815	$3,798	$4,613	$87	$7,139

Balance, December 31, 2025	26	$2,552	—	$—	—	$—	$815	$3,847	$4,662	$146	$7,360
Comprehensive income/(loss)							—	221	221	—	221
Conversion of Class B stock	(26)	(2,552)	18	1,752	8	800					—
Issuance of capital stock			—	49	26	2,662					2,711
Repurchase of capital stock			(2)	(145)	(26)	(2,618)					(2,763)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net			—	(6)	—	(38)					(44)
Transfers of shares between Class B-1 and Class B-2			—	(26)	—	26					—
Cash dividends paid on capital stock								(282)	(282)		(282)
Balance, September 30, 2026	—	$—	16	$1,624	8	$832	$815	$3,786	$4,601	$146	$7,203
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income/(Loss)	$221	$298
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization/(accretion)	98	66
Provision for/(reversal of) credit losses	12	2
Change in net fair value adjustment on advances and consolidated obligation bonds held under the fair value option	62	(34)
Change in net derivatives and hedging activities	628	(633)
Other adjustments, net	(1)	—
Net change in:
Accrued interest receivable	(4)	(13)
Other assets	(4)	(6)
Accrued interest payable	(84)	(44)
Other liabilities	30	25
Total adjustments	737	(637)
Net cash provided by/(used in) operating activities	958	(339)
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	(53)	589
Securities purchased under agreements to resell	(550)	(500)
Federal funds sold	(875)	(5,632)
AFS securities:
Proceeds from sales	551	—
Proceeds from maturities and paydowns	1,612	3,110
Purchases	(2,101)	(2,774)
HTM securities:
Proceeds from maturities and paydowns	319	475
Advances:
Repaid	792,496	530,934
Originated	(785,307)	(519,313)
Mortgage loans held for portfolio:
Principal collected	36	39
Net cash provided by/(used in) investing activities	6,128	6,928

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows from Financing Activities:
Net change in deposits and other financing activities	87	(78)
Net change in borrowings from other FHLBanks	—	300
Net proceeds/(payments) on derivative contracts with financing elements	5	9
Net proceeds from issuance of consolidated obligations:
Bonds	26,821	41,030
Discount notes	127,115	67,957
Payments for matured and retired consolidated obligations:
Bonds	(34,833)	(50,699)
Discount notes	(125,815)	(64,692)
Proceeds from issuance of capital stock	2,711	2,106
Payments for repurchase of capital stock	(2,763)	(2,108)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(130)	(236)
Cash dividends paid	(282)	(168)
Net cash provided by/(used in) financing activities	(7,084)	(6,579)
Net increase/(decrease) in cash and due from banks	2	10
Cash and due from banks at beginning of the period	16	2
Cash and due from banks at end of the period	$18	$12
Supplemental Disclosures:
Interest paid	$1,738	$2,415
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Transfers of capital stock to mandatorily redeemable capital stock	44	17
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
Note 2 — Recently Issued and Adopted Accounting Guidance
There have been no new accounting standards adopted or issued during the nine months ended September 30, 2026, that had, or are expected to have, a material impact on the Bank’s financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 3 — Investments
The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and may make other investments in debt securities, which are classified as trading, AFS, or HTM.
Debt Securities
Available-for-Sale Securities. The amortized cost and fair value of AFS securities by major security type were as follows:

September 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,302	$—	$10	$—	$6,312
State housing agency obligations	67	—	—	(3)	64
MBS:
Government-Sponsored Enterprises (GSEs) – multifamily	12,502	—	138	(1)	12,639
Private-label residential mortgage-backed securities (PLRMBS)	833	(44)	22	(24)	787
Total mortgage-backed securities (MBS)	13,335	(44)	160	(25)	13,426
Total	$19,704	$(44)	$170	$(28)	$19,802

December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,384	$—	$9	$—	$6,393
State housing agency obligations	42	—	—	—	42
MBS:
GSEs – multifamily	12,819	—	118	—	12,937
PLRMBS	899	(32)	31	(17)	881
Total MBS	13,718	(32)	149	(17)	13,818
Total	$20,144	$(32)	$158	$(17)	$20,253
Amortized cost excludes accrued interest receivable of $110 million and $105 million at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, and December 31, 2025, $511 million and $501 million of AFS securities, respectively, were pledged as collateral that may be repledged. During the quarter, the Bank purchased $318 million of MBS that had not settled as of September 30, 2026. The Bank had no unsettled investment securities purchases as of September 30, 2025.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables summarize unrealized losses by length of time that individual AFS securities in each security type had been in a continuous loss position.

September 30, 2026
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$616	$—	$—	$—	$616	$—
State housing agency obligations	64	(3)	—	—	64	(3)
MBS – GSEs – multifamily	273	(1)	—	—	273	(1)
PLRMBS	336	(6)	181	(18)	517	(24)
Total	$1,289	$(10)	$181	$(18)	$1,470	$(28)

December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$348	$—	$124	$—	$472	$—
State housing agency obligations	14	—	—	—	14	—
MBS – GSEs – multifamily	28	—	150	—	178	—
PLRMBS	174	(1)	230	(16)	404	(17)
Total	$564	$(1)	$504	$(16)	$1,068	$(17)
Redemption Terms – The amortized cost and estimated fair value of U.S. Treasury obligations and state housing agency obligations by contractual maturity and of MBS are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying obligations with or without call or prepayment fees.

September 30, 2026
(In millions)
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value
U.S. Treasury obligations:
Due in 1 year or less	$1,644	$1,645
Due after 1 year through 5 years	4,658	4,667
Total U.S. Treasury obligations	6,302	6,312
State housing agency obligations:
Due in 1 year or less	1	1
Due after 5 years through 10 years	66	63
Total state housing agency obligations	67	64
MBS	13,335	13,426
Total	$19,704	$19,802

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
Held-to-Maturity Securities. The Bank classifies the following securities as HTM because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2026
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$12	$—	$—	$12
MBS – GSEs:
Single-family	344	2	(10)	336
Multifamily	160	—	—	160
Subtotal MBS – GSEs	504	2	(10)	496
PLRMBS	68	—	(5)	63
Total	$584	$2	$(15)	$571

December 31, 2025
(In millions)	Amortized Cost	Gross Unrecognized Holding Gains (1)	Gross Unrecognized Holding Losses (1)	Estimated Fair Value
MBS – Other U.S. obligations – single-family	$18	$—	$—	$18
MBS – GSEs:
Single-family	401	2	(8)	395
Multifamily	404	—	(1)	403
Subtotal MBS – GSEs	805	2	(9)	798
PLRMBS	80	—	(4)	76
Total	$903	$2	$(13)	$892
(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and net carrying value.
Amortized cost excludes accrued interest receivable of $2 million and $3 million at September 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Allowance for Credit Losses on AFS and HTM Securities
Private-Label Residential Mortgage-Backed Securities – There have been no significant changes in the composition, credit quality, or valuation methodology of the Bank’s PLRMBS portfolio since December 31, 2025.
As a result of credit impairments recognized prior to the adoption of the current expected credit loss methodology, certain PLRMBS continue to accrete previously recognized credit losses into interest income. The remaining balance of these credit losses totaled $270 million and $278 million at September 30, 2026, and December 31, 2025, respectively. Accretion related to these amounts increased interest income by $2 million and $8 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2025, respectively.
AFS and HTM Securities (Excluding PLRMBS) – There have been no significant changes in the credit quality, ratings distribution, or unrealized loss position of the Bank’s AFS and HTM securities (excluding PLRMBS investments) since December 31, 2025. As a result, no allowance for credit losses was recorded on these AFS or HTM securities at September 30, 2026, and December 31, 2025.
Note 4 — Advances
Redemption Terms. The following table presents advances outstanding by redemption term and weighted-average interest rate.

(Dollars in millions)	September 30, 2026		December 31, 2025
Redemption Term	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$20,340	4.22%	$22,763	3.85%
After 1 year through 2 years	6,052	4.09	6,476	4.08
After 2 years through 3 years	1,943	3.89	4,218	4.03
After 3 years through 4 years	1,305	3.77	996	3.83
After 4 years through 5 years	669	4.03	1,591	3.68
After 5 years	652	4.33	2,105	3.79
Total par value	30,961	4.16%	38,149	3.90%
Valuation adjustments for hedging activities	(141)		8
Valuation adjustments under fair value option	(12)		70
Total	$30,808		$38,227
Carrying amounts exclude accrued interest receivable of $80 million and $67 million at September 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following table summarizes advances at September 30, 2026, and December 31, 2025, by the earlier of the year of redemption term or next call date for callable advances and by the earlier of the year of redemption term or next put date for putable advances.

	Earlier of Redemption Term or Next Call Date		Earlier of Redemption Term or Next Put Date
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Within 1 year	$21,540	$24,038	$22,634	$27,533
After 1 year through 2 years	5,052	5,476	5,335	5,272
After 2 years through 3 years	1,943	4,218	981	3,188
After 3 years through 4 years	1,305	996	1,024	577
After 4 years through 5 years	669	1,591	438	1,033
After 5 years	452	1,830	549	546
Total par value	$30,961	$38,149	$30,961	$38,149
Concentration Risk. The following tables present the concentration in advances by borrowers and their affiliates that is 10% or more of total advances outstanding, or 10% or more of total advance interest income.

	September 30, 2026		Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)
Western Alliance Bank	$5,200	17%	$34	10%	$100	9%

	September 30, 2025		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(Dollars in millions) Name of Borrower	Advances Outstanding	Percentage of Total Advances Outstanding	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)	Interest Income from Advances(1)	Percentage of Total Interest Income from Advances(1)
Western Alliance Bank	$3,400	10%	$48	11%	$145	11%
(1)    Interest income amounts exclude prepayment fees and the interest effect of interest rate exchange agreements with derivative counterparties.
Credit Risk Exposure and Security Terms. At September 30, 2026, and December 31, 2025, the Bank retained a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, and by each nonmember borrower, with an estimated value in excess of the outstanding credit products for that borrower. At September 30, 2026, and December 31, 2025, none of the Bank’s credit products were past due or on nonaccrual status. There were no modifications to credit products related to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and 2025.
Based on the collateral pledged as security for advances, the Bank’s credit analyses of borrowers’ financial condition, repayment history on advances, and the Bank’s credit extension and collateral policies as of September 30, 2026, and December 31, 2025, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2026, and December 31, 2025.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Interest Rate Payment Terms. Interest rate payment terms by redemption term for advances are detailed below:

(In millions)	September 30, 2026	December 31, 2025
Par value of advances:
Fixed rate:
Due within 1 year	$8,584	$10,754
Due after 1 year	9,371	14,386
Total fixed rate	17,955	25,140
Adjustable rate:
Due within 1 year	11,756	12,009
Due after 1 year	1,250	1,000
Total adjustable rate	13,006	13,009
Total par value	$30,961	$38,149
Note 5 — Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio, all of which are secured by one- to four-unit residential properties and single-unit homes.

(In millions)	September 30, 2026	December 31, 2025
Fixed rate medium-term mortgage loans(1)	$8	$9
Fixed rate long-term mortgage loans(1)	564	599
Subtotal	572	608
Premiums	31	33
Discounts	(1)	(1)
Mortgage loans held for portfolio	602	640
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$601	$639
(1)Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.
Mortgage loans exclude accrued interest receivable of $4 million and $5 million at September 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Mortgage Loan Aging and Credit Quality Indicators. The following table presents the payment status for mortgage loans and other delinquency statistics for the Bank’s mortgage loans.

(Dollars in millions)
Payment Status, at Amortized Cost(1)	September 30, 2026	December 31, 2025
30 – 59 days delinquent	$5	$8
60 – 89 days delinquent	3	3
90 days or more delinquent	19	15
Total past due	27	26
Total current loans	575	614
Total mortgage loans held for portfolio	$602	$640
In process of foreclosure, included above(2)	$1	$1
Nonaccrual loans(3)	$19	$15
90 days or more delinquent loans as a percentage of total mortgage loans outstanding	3.16%	2.42%
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
(3)    At September 30, 2026, and December 31, 2025, $7 million and $5 million, respectively, of mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
Note 6 — Deposits
The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers.
Deposits outstanding were as follows:

	September 30, 2026	December 31, 2025
(In millions)	Amount Outstanding	Amount Outstanding
Demand and overnight interest-bearing deposits	$893	$870
Non-interest-bearing deposits	4	3
Total	$897	$873

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Note 7 — Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are jointly issued by the Federal Home Loan Banks (FHLBanks) through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed by the financial resources of the FHLBanks. The par value of the outstanding consolidated obligations of the FHLBanks was $1.3 trillion and $1.2 trillion at September 30, 2026, and December 31, 2025, respectively.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds.

(Dollars in millions)	September 30, 2026		December 31, 2025
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$30,761	3.80%	$32,836	3.43%
After 1 year through 2 years	3,799	3.60	8,580	3.58
After 2 years through 3 years	918	3.83	1,648	3.45
After 3 years through 4 years	1,584	4.28	2,266	4.25
After 4 years through 5 years	1,693	3.98	1,201	4.24
After 5 years	587	3.06	822	2.88
Total par value	39,342	3.80%	47,353	3.51%
Unamortized discounts	(2)		(1)
Valuation adjustments for hedging activities	(198)		(95)
Fair value option valuation adjustments	—		(3)
Total	$39,142		$47,254
The Bank’s participation in consolidated obligation bonds by call features was as follows:

(In millions)	September 30, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Non-callable	$29,138	$30,482
Callable	10,204	16,871
Total par value	$39,342	$47,353
The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by the earlier of the year of contractual maturity or next call date.

(In millions)
Earlier of Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Within 1 year	$35,702	$40,191
After 1 year through 2 years	3,263	6,774
After 2 years through 3 years	335	336
After 3 years through 4 years	15	25
After 5 years	27	27
Total par value	$39,342	$47,353

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

(Dollars in millions)	Carrying Value	Par Value	Weighted-Average Interest Rate(1)
September 30, 2026	$18,391	$18,447	3.73%
December 31, 2025	17,074	17,161	3.71%
(1)Represents yield to maturity excluding concession fees.
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligation bonds are detailed in the following table.

(In millions)	September 30, 2026	December 31, 2025
Par value of consolidated obligation bonds:
Fixed rate	$12,814	$21,722
Adjustable rate	26,448	25,271
Step-up	80	360
Total consolidated obligation bonds, par value	$39,342	$47,353
Note 8 — Accumulated Other Comprehensive Income/(Loss)
The following tables summarize the changes in Accumulated Other Comprehensive Income/(Loss) (AOCI):

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, June 30, 2025	$52	$(5)	$47
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		1	1
Net change in fair value	39		39
Net current period other comprehensive income/(loss)	39	1	40
Balance, September 30, 2025	$91	$(4)	$87

Balance, June 30, 2026	$189	$6	$195
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	(48)		(48)
Net current period other comprehensive income/(loss)	(48)	(1)	(49)
Balance, September 30, 2026	$141	$5	$146

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(In millions)	Net Unrealized Gain/(Loss) on AFS Securities	Pension and Postretirement Benefits	Total AOCI
Balance, December 31, 2024	$68	$(5)	$63
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		1	1
Net change in fair value	23		23
Net current period other comprehensive income/(loss)	23	1	24
Balance, September 30, 2025	$91	$(4)	$87

Balance, December 31, 2025	$140	$6	$146
Other comprehensive income/(loss):
Net change in pension and postretirement benefits		(1)	(1)
Net change in fair value	1		1
Net current period other comprehensive income/(loss)	1	(1)	—
Balance, September 30, 2026	$141	$5	$146
Note 9 — Capital
Capital Requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank’s minimum capital stock requirement for shareholders must be sufficient to enable the Bank to meet its regulatory requirements for total regulatory capital, leverage capital, and risk-based capital.
The Bank complied with these capital rules and requirements as shown in the following table.

	September 30, 2026		December 31, 2025
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$825	$7,077	$1,004	$7,321
Total regulatory capital	$2,663	$7,077	$2,933	$7,321
Total regulatory capital ratio	4.00%	10.63%	4.00%	9.98%
Leverage capital	$3,329	$10,615	$3,666	$10,981
Leverage ratio	5.00%	15.94%	5.00%	14.97%
Mandatorily Redeemable Capital Stock. The changes in mandatorily redeemable capital stock were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at the beginning of the period	$48	$131	$106	$331
Reclassified from/(to) capital during the period	—	17	44	17
Repurchase/redemption	(28)	(36)	(130)	(236)
Balance at the end of the period	$20	$112	$20	$112
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
Excess stock totaled $132 million, or 0.20% of total assets as of September 30, 2026. Excess stock totaled $154 million, or 0.21% of total assets as of December 31, 2025.
On October 22, 2026, the Bank’s Board declared quarterly cash dividends on the average Class B‑1 membership stock and the average Class B‑2 activity‑based stock outstanding during the third quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively, with total quarterly dividends for the quarter amounting to $43 million. The Bank expects to pay these dividends on November 10, 2026.
Concentration. No institution held 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2026, or December 31, 2025.
Note 10 — Derivatives and Hedging Activities
General. The following table summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2026			December 31, 2025
(In millions)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$54,014	$531	$170	$69,418	$507	$131
Derivatives not designated as hedging instruments:
Interest rate swaps	6,682	24	3	12,145	5	51
Total derivatives before netting and collateral adjustments	$60,696	555	173	$81,563	512	182
Netting adjustments and cash collateral(1)		(510)	(172)		(470)	(179)
Total derivative assets and total derivative liabilities		$45	$1		$42	$3
(1)    Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed with the same clearing agents or counterparty. Cash collateral posted, including accrued interest, was $71 million and $53 million at September 30, 2026, and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $408 million and $345 million at September 30, 2026, and December 31, 2025, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables present, by type of hedged item, the gains and losses on fair value hedging relationships and the impact of derivatives in those relationships on the Bank’s Statements of Income.

	Three Months Ended September 30, 2026
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$357	$231	$(341)	$(225)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$78	$490	$(97)	$1
Hedged items	(73)	(471)	84	—
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$5	$19	$(13)	$1

	Three Months Ended September 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$462	$280	$(561)	$(173)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$11	$7	$1	$(1)
Hedged items	22	52	(62)	(2)
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$33	$59	$(61)	$(3)

	Nine Months Ended September 30, 2026
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,108	$694	$(1,069)	$(661)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$174	$792	$(158)	$(2)
Hedged items	(153)	(733)	103	5
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$21	$59	$(55)	$3

	Nine Months Ended September 30, 2025
	Interest Income/(Expense)
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income/(expense) presented in the Statements of Income	$1,468	$818	$(1,761)	$(499)
Gain/(loss) on fair value hedging relationships
Derivatives(1)	$(73)	$(325)	$56	$(5)
Hedged items	175	499	(232)	2
Net gain/(loss) on derivatives and hedging activities recorded in net interest income	$102	$174	$(176)	$(3)
(1)    Includes net interest settlements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The following tables present the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	September 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$10,980	$18,794	$(12,002)	$(11,629)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$(134)	$(1,203)	$198	$2
Discontinued hedging relationships included in amortized cost	(7)	301	—	—
Total amount of fair value hedging basis adjustments	$(141)	$(902)	$198	$2

	December 31, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Amortized cost of hedged asset/(liability)	$15,644	$19,194	$(20,438)	$(14,683)
Fair value hedging basis adjustments:
Active hedging relationships included in amortized cost	$8	$(563)	$95	$(3)
Discontinued hedging relationships included in amortized cost	—	387	—	—
Total amount of fair value hedging basis adjustments	$8	$(176)	$95	$(3)
The following table presents the components of net gain/(loss) on derivatives as presented in the Statements of Income.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivatives not designated as hedging instruments	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Economic hedges:
Interest rate swaps	$17	$3	$43	$(34)
Net interest settlements	(2)	12	3	36
Total net gain/(loss) related to derivatives not designated as hedging instruments	15	15	46	2
Price alignment amount(1)	—	—	—	(1)
Net gain/(loss) on derivatives	$15	$15	$46	$1
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
Credit Risk. The aggregate fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2026, was $70 million, for which the Bank posted cash collateral of $71 million in the ordinary course of business.
The following table presents separately the fair value of derivative assets and derivative liabilities that have met the netting requirements, including the related collateral received from or pledged to counterparties.

	September 30, 2026		December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared	$545	$171	$497	$179
Cleared	10	2	15	3
Total gross recognized amount	555	173	512	182
Gross amount of netting adjustments and cash collateral
Uncleared	(508)	(170)	(467)	(176)
Cleared	(2)	(2)	(3)	(3)
Total gross amounts of netting adjustments and cash collateral	(510)	(172)	(470)	(179)
Total derivative assets and total derivative liabilities	$45	$1	$42	$3

Net amount(1)(2)
Uncleared	$37	$1	$30	$3
Cleared	8	—	12	—
Total net amount	$45	$1	$42	$3
(1)     The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s or counterparties' uncleared exposure. At both September 30, 2026, and December 31, 2025, the Bank received excess non-cash collateral with a fair value of $2 million.
(2)     Any over-collateralization at the Bank’s individual clearing agent or counterparty level is not included in the determination of the net amount. At September 30, 2026, and December 31, 2025, the Bank had additional net credit exposure of $511 million and $501 million, respectively, due to instances where non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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

	September 30, 2026
(In millions)	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$18	$18	$18	$—	$—	$—
Interest-bearing deposits	3,127	3,127	3,127	—	—	—
Securities purchased under agreements to resell	5,200	5,200	—	5,200	—	—
Federal funds sold	5,945	5,945	—	5,945	—	—
AFS securities	19,802	19,802	—	19,015	787	—
HTM securities	584	571	—	508	63	—
Advances	30,808	30,766	—	30,766	—	—
Mortgage loans held for portfolio	601	490	—	490	—	—
Accrued interest receivable	207	207	—	207	—	—
Derivative assets, net(2)	45	45	—	555	—	(510)
Other assets(3)	21	21	21	—	—	—
Liabilities
Deposits	897	897	—	897	—	—
Consolidated obligations:
Bonds	39,142	39,013	—	39,013	—	—
Discount notes	18,391	18,389	—	18,389	—	—
Total consolidated obligations	57,533	57,402	—	57,402	—	—
Mandatorily redeemable capital stock	20	20	20	—	—	—
Accrued interest payable	207	207	—	207	—	—
Derivative liabilities, net(2)	1	1	—	173	—	(172)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Assets
Cash and due from banks	$16	$16	$16	$—	$—	$—
Interest-bearing deposits	3,092	3,092	3,092	—	—	—
Securities purchased under agreements to resell	4,650	4,650	—	4,650	—	—
Federal funds sold	5,070	5,070	—	5,070	—	—
AFS securities	20,253	20,253	—	19,372	881	—
HTM securities	903	892	—	816	76	—
Advances	38,227	38,271	—	38,271	—	—
Mortgage loans held for portfolio	639	552	—	552	—	—
Accrued interest receivable	193	193	—	193	—	—
Derivative assets, net(2)	42	42	—	512	—	(470)
Other assets(3)	20	20	20	—	—	—
Liabilities
Deposits	873	873	—	873	—	—
Consolidated obligations:
Bonds	47,254	47,162	—	47,162	—	—
Discount notes	17,074	17,073	—	17,073	—	—
Total consolidated obligations	64,328	64,235	—	64,235	—	—
Mandatorily redeemable capital stock	106	106	106	—	—	—
Accrued interest payable	292	292	—	292	—	—
Derivative liabilities, net(2)	3	3	—	182	—	(179)
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

September 30, 2026
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,312	$—	$—	$6,312
State housing agency obligations	—	64	—	—	64
MBS:
GSEs – multifamily	—	12,639	—	—	12,639
PLRMBS	—	—	787	—	787
Subtotal AFS MBS	—	12,639	787	—	13,426
Total AFS securities	—	19,015	787	—	19,802
Advances(2)	—	1,879	—	—	1,879
Derivative assets, net: interest rate-related	—	555	—	(510)	45
Other assets	21	—	—	—	21
Total recurring fair value measurements – Assets	$21	$21,449	$787	$(510)	$21,747
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$80	$—	$—	$80
Derivative liabilities, net: interest rate-related	—	173	—	(172)	1
Total recurring fair value measurements – Liabilities	$—	$253	$—	$(172)	$81

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2025
	Fair Value Measurement Using:			Netting Adjustments and Cash Collateral(1)
(In millions)	Level 1	Level 2	Level 3		Total
Recurring fair value measurements – Assets:
AFS securities:
U.S. Treasury obligations	$—	$6,393	$—	$—	$6,393
State housing agency obligations	—	42	—	—	42
MBS:
GSEs – multifamily	—	12,937	—	—	12,937
PLRMBS	—	—	881	—	881
Subtotal AFS MBS	—	12,937	881	—	13,818
Total AFS securities	—	19,372	881	—	20,253
Advances(2)	—	5,441	—	—	5,441
Derivative assets, net: interest rate-related	—	512	—	(470)	42
Other assets	20	—	—	—	20
Total recurring fair value measurements – Assets	$20	$25,325	$881	$(470)	$25,756
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$357	$—	$—	$357
Derivative liabilities, net: interest rate-related	—	182	—	(179)	3
Total recurring fair value measurements – Liabilities	$—	$539	$—	$(179)	$360
Nonrecurring fair value measurements – Assets:(4)
Impaired mortgage loans held for portfolio	$—	$—	$2	$—	$2
Total nonrecurring fair value measurements – Assets	$—	$—	$2	$—	$2
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank, with the same clearing agents or counterparty.
(2)Represents advances recorded under the fair value option at September 30, 2026, and December 31, 2025.
(3)Represents consolidated obligation bonds recorded under the fair value option at September 30, 2026, and December 31, 2025.
(4)The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2025.
The following tables present a reconciliation of the Bank’s AFS PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended
(In millions)	September 30, 2026	September 30, 2025
Balance, beginning of the period	$826	$920
Total gain/(loss) realized and unrealized included in:
Interest income	3	3
(Provision for)/reversal of credit losses	(6)	2
Unrealized gain/(loss) included in AOCI	(14)	—
Settlements	(22)	(22)
Balance, end of the period	$787	$903
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(14)	$—
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$(3)	$6

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025
Balance, beginning of the period	$881	$957
Total gain/(loss) realized and unrealized included in:
Interest income	8	10
(Provision for)/reversal of credit losses	(12)	(2)
Unrealized gain/(loss) included in AOCI	(16)	5
Settlements	(74)	(67)
Balance, end of the period	$787	$903
Total amount of unrealized gain/(loss) for the period included in AOCI relating to assets held at the end of the period	$(16)	$5
Total amount of gain/(loss) for the period included in earnings relating to assets held at the end of the period	$(4)	$9
Fair Value Option. The following table presents the net gain/(loss) recognized in earnings on advances and consolidated obligation bonds held under the fair value option:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Advances	$(19)	$—	$(59)	$43
Consolidated obligation bonds	(1)	(3)	(3)	(9)
Total	$(20)	$(3)	$(62)	$34
For consolidated obligations recorded under the fair value option, the Bank determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2026 and 2025.
The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option:

	September 30, 2026			December 31, 2025
(In millions)	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances	$1,891	$1,879	$(12)	$5,371	$5,441	$70
Consolidated obligation bonds	80	80	—	360	357	(3)
Note 12 — Commitments and Contingencies
Off-balance sheet commitments were as follows:

(In millions)	September 30, 2026	December 31, 2025
Standby letters of credit outstanding	$20,201	$20,275
Commitments to fund additional advances	112	—
Commitments to issue consolidated obligation bonds, par	25	—
Commitments to issue consolidated obligation discount notes, par	—	168

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)
The carrying value of guarantees related to standby letters of credit, representing unearned fees and recorded in other liabilities, was $65 million and $63 million at September 30, 2026, and December 31, 2025, respectively. Standby letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability for credit losses on the letters of credit outstanding or other off-balance sheet commitments as of September 30, 2026, and December 31, 2025. Advances funded under advance commitments are fully collateralized at the time of funding.
Note 13 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks
Transactions with Members and Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with members and nonmember borrowers that have an officer or director serving on the Board.

(In millions)	September 30, 2026	December 31, 2025
Assets:
Advances	$927	$3,271
Mortgage loans held for portfolio	62	65
Accrued interest receivable	1	4
Liabilities:
Deposits	$9	$23
Capital:
Capital Stock	$75	$149

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Income:
Advances	$17	$79	$56	$201
Mortgage loans held for portfolio	1	1	2	2
Interest Expense:
Deposits	$1	$—	$1	$1
All transactions with members, nonmembers, and their affiliates are entered into in the ordinary course of business. As of September 30, 2026, and December 31, 2025, no shareholder owned more than 10% of the total voting interests in the Bank because of the statutory limit on members' voting rights.
Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.
Overnight Funds. During the nine months ended September 30, 2026 and 2025, the Bank extended overnight loans to other FHLBanks for $10 million and $500 million, respectively. During the nine months ended September 30, 2026 and 2025, the Bank borrowed $1.9 billion and $1.1 billion, respectively, from other FHLBanks.

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

Quarterly Overview
Net income for the third quarter of 2026 was $64 million, a decrease of $46 million compared with the third quarter of 2025. The decrease was primarily attributable to an increase in discretionary community investment contributions of $22 million, a decrease in other income of $17 million, and an increase in the provision for credit losses of $8 million.
The $22 million increase in discretionary housing and community investment contributions was primarily attributable to an additional mission contribution of $22.5 million that was recognized in the third quarter. The $17 million decrease in other income was substantially driven by changes in interest rates, which resulted in less favorable net interest settlements on economic hedges. The $8 million increase in the provision for credit losses was primarily attributable to declines in the fair values of certain private-label residential mortgage-backed securities.
On October 22, 2026, the Bank’s board of directors (Board) declared quarterly cash dividends on the average Class B‑1 membership stock and the average Class B‑2 activity‑based stock outstanding during the third quarter of 2026 at annualized rates of 4.75% and 10.00%, respectively. The dividends, totaling $43 million, are expected to be paid on November 10, 2026.
The Bank exceeded its 4.00% regulatory capital requirement with a regulatory capital ratio of 10.63% at September 30, 2026. As of September 30, 2026, the Bank’s retained earnings totaled $4.6 billion, exceeding the $2.6 billion required level of retained earnings established under the Bank’s Excess Stock Repurchase, Retained Earnings, and Dividend Framework (Framework) in accordance with Finance Agency guidance.
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

Financial Highlights
The following table presents a summary of certain financial information for the Bank during the three months for the periods indicated.
Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Selected Balance Sheet Items at Quarter End
Total Assets	$66,577	$67,977	$70,676	$73,329	$75,769
Advances	30,808	34,042	37,792	38,227	34,242
Investments(1)	34,658	32,798	31,761	33,968	40,416
Consolidated Obligations:
Bonds	39,142	34,024	39,539	47,254	48,747
Discount Notes	18,391	25,085	21,206	17,074	17,648
Mandatorily Redeemable Capital Stock	20	48	88	106	112
Total Capital Stock	2,456	2,489	2,538	2,552	2,439
Unrestricted Retained Earnings	3,786	3,834	3,783	3,847	3,798
Restricted Retained Earnings	815	815	815	815	815
Total Capital	7,203	7,333	7,292	7,360	7,139
Selected Operating Results for the Quarter
Net Interest Income	$142	$151	$140	$157	$147
Provision for/(Reversal of) Credit Losses	6	6	—	1	(2)
Other Income/(Loss)	2	5	(3)	12	19
Voluntary Housing and Community Investment Contributions	28	9	27	6	6
Other Non-Interest Expense	38	38	38	45	40
Affordable Housing Program (AHP) Assessment	8	10	8	12	12
Net Income/(Loss)	$64	$93	$64	$105	$110
Selected Other Data for the Quarter
Net Interest Margin(2)	0.83%	0.85%	0.77%	0.89%	0.77%
Return on Average Assets	0.37	0.51	0.35	0.59	0.56
Return on Average Equity	3.52	5.09	3.51	5.77	5.98
Annualized Dividend Rate - Class B(3)	N/A	8.75	8.75	8.75	8.75
Annualized Dividend Rate - Class B-1(3)	4.75	4.75	N/A	N/A	N/A
Annualized Dividend Rate - Class B-2(3)	10.00	10.00	N/A	N/A	N/A
Dividend Payout Ratio(4)	174.67	46.09	199.16	54.82	54.72
Average Equity to Average Assets Ratio	10.44	10.08	9.85	10.19	9.44
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.63	10.57	10.22	9.98	9.46
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
(4)This ratio is calculated as dividends per share divided by net income per share. Dividends per share included two special cash dividends, one in the first quarter and one in the third quarter of 2026.
(5)This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes retained earnings, total capital stock, and mandatorily redeemable capital stock (which is classified as a liability) but excludes accumulated other comprehensive income/(loss).

Results of Operations
Net Interest Income for the Three Months Ended September 30, 2026 and 2025. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital), together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.
Third Quarter of 2026 Compared to Third Quarter of 2025

Net Interest Spread and Margin

	Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,496	$33	3.77%	$3,598	$40	4.41%
Securities purchased under agreements to resell	2,775	26	3.72	2,859	32	4.36
Federal funds sold	7,108	66	3.71	5,889	65	4.36
Available-for-sale (AFS) securities:(1)
MBS(1)	13,241	167	5.00	13,989	205	5.81
U.S. Treasury and state housing agency obligations	6,474	64	3.95	6,465	75	4.62
Held-to-maturity (HTM) securities: MBS	606	7	4.24	1,223	15	4.85
Advances	34,228	357	4.14	41,081	462	4.46
Mortgage loans held for portfolio(2)	609	4	2.71	660	5	3.00
Total interest-earning assets	68,537	724	4.20	75,764	899	4.70
Other assets(3)	1,168			938
Total Assets	$69,705			$76,702
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$36,320	341	3.72%	$51,430	561	4.33%
Discount notes	24,003	225	3.71	15,864	173	4.33
Deposits and other borrowings	1,288	11	3.52	1,361	15	4.21
Mandatorily redeemable capital stock	29	5	80.03	130	3	8.83
Borrowings from other FHLBanks	11	—	3.68	4	—	4.18
Total interest-bearing liabilities	61,651	582	3.75	68,789	752	4.33
Other liabilities(3)	775			672
Total Liabilities	62,426			69,461
Total Capital	7,279			7,241
Total Liabilities and Capital	$69,705			$76,702
Net Interest Income		$142			$147
Net Interest Spread(4)			0.45%			0.37%
Net Interest Margin(5)			0.83%			0.77%
Interest-earning Assets/Interest-bearing Liabilities	111.17%			110.14%
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

The following table details the changes in interest income and interest expense for the third quarter of 2026 compared to the third quarter of 2025. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2026, versus Three Months Ended September 30, 2025

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(7)	$(1)	$(6)
Securities purchased under agreements to resell	(6)	(1)	(5)
Federal funds sold	1	11	(10)
AFS securities:
MBS(2)	(38)	(11)	(27)
U.S. Treasury and state housing agency obligations(2)	(11)	—	(11)
HTM securities: MBS	(8)	(6)	(2)
Advances(2)	(105)	(73)	(32)
Mortgage loans held for portfolio	(1)	—	(1)
Total interest income	(175)	(81)	(94)
Interest expense:
Consolidated obligations:
Bonds(2)	(220)	(148)	(72)
Discount notes(2)	52	79	(27)
Deposits and other borrowings	(4)	(1)	(3)
Mandatorily redeemable capital stock	2	(5)	7
Total interest expense	(170)	(75)	(95)
Changes in net interest income	$(5)	$(6)	$1
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income in the third quarter of 2026 was $142 million, a 3% decrease from $147 million in the third quarter of 2025. The $5 million decrease in net interest income was largely driven by decreases in advance balances, partially offset by lower costs of interest-bearing liabilities.
The following tables present the effect of derivatives and hedging activities on net interest income.

	Three Months Ended
	September 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$1	$(23)	$—	$—	$(22)
Net interest settlements on derivatives	5	46	(13)	1	39
Price alignment amount(1)	(1)	(4)	—	—	(5)
Total effect on net interest income	$5	$19	$(13)	$1	$12

	Three Months Ended
	September 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(6)	$(25)	$—	$—	$(31)
Net interest settlements on derivatives	40	86	(61)	(3)	62
Price alignment amount(1)	(1)	(2)	—	—	(3)
Total effect on net interest income	$33	$59	$(61)	$(3)	$28
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss).”

	Three Months Ended
(In millions)	September 30, 2026	September 30, 2025
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(20)	$(3)
Net gain/(loss) on derivatives	15	15
Standby letters of credit fees	5	4
Other, net	2	3
Total Other Income/(Loss)	$2	$19
The higher net losses on advances and consolidated obligation bonds held under the fair value option for the three months ended September 30, 2026, compared with the same period in 2025, were primarily driven by changes in interest rates and the Bank's higher balances of fixed-rate advances relative to consolidated obligations held under the fair value option.
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
The following table shows the categories of economic hedges and hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” in the third quarter of 2026 and 2025.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30, 2026			September 30, 2025
(In millions) Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$15	$—	$15	$4	$13	$17
Not elected for fair value option	(5)	1	(4)	(7)	7	—
Consolidated obligation bonds:
Elected for fair value option	1	(1)	—	2	(3)	(1)
Not elected for fair value option	3	(2)	1	4	(5)	(1)
Consolidated obligation discount notes:
Not elected for fair value option	1	—	1	—	—	—
Non-MBS investments:
Not elected for fair value option	2	—	2	—	—	—
Total	$17	$(2)	$15	$3	$12	$15

During the third quarter of 2026 and 2025, net gains on derivatives totaled $15 million. More favorable results on economic hedges of consolidated obligations and non-MBS investments were substantially offset by less favorable results on economic hedges of advances.
Discretionary Community Investment Contributions. During the third quarter of 2026, discretionary community investment contributions increased by $22 million compared with the same period in 2025, substantially driven by an additional mission contribution of $22.5 million recognized in the third quarter of 2026. The additional mission contribution supports efforts to expand housing supply, access to affordable housing, and other initiatives benefiting individuals and families across the Bank's three-state district of Arizona, California, and Nevada.
Return on Average Equity. Return on average equity (ROE) was 3.52% (annualized) for the third quarter of 2026, compared to 5.98% (annualized) for the third quarter of 2025. The decrease was driven by a decrease in net income for the third quarter of 2026 compared to the third quarter of 2025, while average capital balances remained relatively consistent.
Dividends and Retained Earnings. In the third quarter of 2026, the Bank paid quarterly dividends on the average capital stock outstanding during the second quarter of 2026, including dividends on Class B-1 membership stock and Class B-2 activity-based stock at annualized rates of 4.75% and 10.00%, respectively, totaling $44 million, including $42 million in dividends on capital stock and $2 million in dividends on mandatorily redeemable capital stock. The Bank also paid a special cash dividend of $75 million, including $70 million in dividends on capital stock and $5 million in dividends on mandatorily redeemable capital stock.
In the third quarter of 2025, the Bank paid dividends on the average Class B capital stock outstanding during the second quarter of 2025 at an annualized rate of 8.75%, totaling $64 million, including $61 million in dividends on capital stock and $3 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Capital Plan and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.

Net Interest Income for the Nine Months Ended September 30, 2026 and 2025. The table that follows presents the average balances of interest-earning asset categories and the sources that funded those interest-earning assets (liabilities and capital) for the nine months ended September 30, 2026 and 2025, together with the related interest income and expense. This table also presents the average rates on total interest-earning assets and the average costs of total funding sources.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Net Interest Spread and Margin

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$3,459	$97	3.75%	$3,777	$125	4.42%
Securities purchased under agreements to resell	3,140	87	3.70	2,434	80	4.37
Federal funds sold	6,888	190	3.69	5,859	192	4.38
AFS securities:(1)
MBS(1)	13,413	502	5.01	13,889	595	5.73
U.S. Treasury and state housing agency obligations	6,536	192	3.94	6,450	223	4.62
HTM securities: MBS	676	22	4.32	1,359	50	4.91
Advances	36,456	1,108	4.06	43,825	1,468	4.48
Mortgage loans held for portfolio(2)	623	13	2.85	674	15	3.03
Loans to other FHLBanks	—	—	—	2	—	4.39
Total interest-earning assets	71,191	2,211	4.15	78,269	2,748	4.69
Other assets(3)	1,232			850
Total Assets	$72,423			$79,119
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds	$38,808	1,069	3.68%	$54,242	1,761	4.34%
Discount notes	24,008	661	3.68	15,362	499	4.34
Deposits and other borrowings	1,349	35	3.49	1,439	46	4.26
Mandatorily redeemable capital stock	67	13	26.76	178	11	8.38
Borrowings from other FHLBanks	7	—	3.68	6	—	4.34
Total interest-bearing liabilities	64,239	1,778	3.70	71,227	2,317	4.35
Other liabilities(3)	855			691
Total Liabilities	65,094			71,918
Total Capital	7,329			7,201
Total Liabilities and Capital	$72,423			$79,119
Net Interest Income		$433			$431
Net Interest Spread(4)			0.45%			0.34%
Net Interest Margin(5)			0.81%			0.74%
Interest-earning Assets/Interest-bearing Liabilities	110.82%			109.89%
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

The following table details the changes in interest income and interest expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2026, versus Nine Months Ended September 30, 2025

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Volume	Rate
Interest income:
Interest-bearing deposits	$(28)	$(10)	$(18)
Securities purchased under agreements to resell	7	21	(14)
Federal funds sold	(2)	31	(33)
AFS securities:
MBS(2)	(93)	(20)	(73)
U.S. Treasury and state housing agency obligations(2)	(31)	3	(34)
HTM securities: MBS	(28)	(23)	(5)
Advances(2)	(360)	(232)	(128)
Mortgage loans held for portfolio	(2)	(1)	(1)
Total interest income	(537)	(231)	(306)
Interest expense:
Consolidated obligations:
Bonds(2)	(692)	(451)	(241)
Discount notes(2)	162	247	(85)
Deposits and other borrowings	(11)	(3)	(8)
Mandatorily redeemable capital stock	2	(10)	12
Total interest expense	(539)	(217)	(322)
Changes in net interest income	$2	$(14)	$16
(1)Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.
Net interest income for the first nine months of 2026 was $433 million, compared to $431 million for the first nine months of 2025. The $2 million increase in net interest income was primarily driven by $8 million of higher net advance and MBS prepayment fees recognized during the first nine months of 2026 compared with the same period in 2025. Excluding the impact of prepayment fees, net interest income decreased primarily due to lower advance balances, partially offset by lower costs of interest-bearing liabilities.
The following tables present the effect of derivatives and hedging activities on net interest income.

	Nine Months Ended
	September 30, 2026
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(5)	$(69)	$—	$—	$(74)
Net gain/(loss) on derivatives and hedged items	—	(1)	—	—	(1)
Net interest settlements on derivatives	28	137	(55)	3	113
Price alignment amount(1)	(2)	(8)	—	—	(10)
Total effect on net interest income	$21	$59	$(55)	$3	$28

	Nine Months Ended
	September 30, 2025
(In millions)	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
(Amortization)/accretion of hedging activities	$(17)	$(74)	$—	$—	$(91)
Net gain/(loss) on derivatives and hedged items	(1)	(2)	—	—	(3)
Net interest settlements on derivatives	125	261	(175)	(3)	208
Price alignment amount(1)	(5)	(11)	(1)	—	(17)
Total effect on net interest income	$102	$174	$(176)	$(3)	$97
(1)This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.
Other Income/(Loss). The following table presents the components of “Other Income/(Loss).”

	Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	$(62)	$34
Net gain/(loss) on derivatives	46	1
Standby letters of credit fees	16	14
Other, net	4	7
Total Other Income/(Loss)	$4	$56
The lower net gains/(losses) on advances and consolidated obligation bonds held under the fair value option for the nine months ended September 30, 2026, compared with the same period in 2025, were primarily driven by changes in interest rates and the Bank's higher balances of fixed-rate advances relative to consolidated obligations held under the fair value option.
The following table shows the categories of economic hedges and hedged items that contributed to the gains and losses on derivatives that were recorded in “Net gain/(loss) on derivatives” for the nine months ended September 30, 2026 and 2025.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
(In millions)	September 30, 2026			September 30, 2025
Hedged Item	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total	Gain/(Loss) on Economic Hedges	Income/ (Expense) on Economic Hedges	Total
Advances:
Elected for fair value option	$47	$4	$51	$(42)	$37	$(5)
Not elected for fair value option	(20)	11	(9)	(12)	20	8
Consolidated obligation bonds:
Elected for fair value option	3	(4)	(1)	8	(8)	—
Not elected for fair value option	8	(8)	—	14	(13)	1
Consolidated obligation discount notes:
Not elected for fair value option	2	—	2	(2)	—	(2)
Non-MBS investments:
Not elected for fair value option	3	—	3	—	—	—
Price alignment amount(1)	—	—	—	(1)	—	(1)
Total	$43	$3	$46	$(35)	$36	$1
(1)    This amount relates to derivatives for which variation margin on cleared derivatives is characterized as a daily settled contract.

During the first nine months of 2026, net gains on derivatives totaled $46 million compared to net gains of $1 million in the first nine months of 2025. The increase primarily reflected net fair value gains on economic hedges, particularly those related to advances held under the fair value option, compared to net fair value losses in the prior-year period, partially offset by lower net interest settlement gains associated with changes in interest rates.
Discretionary Community Investment Contributions. During the first nine months of 2026, discretionary community investment contributions increased by $38 million compared with the same period in 2025, primarily attributable to the recognition of two additional mission contributions of $22.5 million each during the first and third quarters of 2026. The additional mission contributions support efforts to expand housing supply, access to affordable housing, and other initiatives benefiting individuals and families across the Bank’s three-state district of Arizona, California, and Nevada.
Return on Average Equity. ROE (annualized) was 4.04% for the first nine months of 2026, compared to 5.52% for the first nine months of 2025. The decrease was primarily attributable to lower net income for the nine months ended September 30, 2026, compared with the same period in 2025, while average capital balances remained relatively consistent.
Dividends and Retained Earnings. In the first nine months of 2026, the Bank paid three quarterly dividends totaling $147 million, including $140 million in dividends on capital stock and $7 million in dividends on mandatorily redeemable capital stock. These dividends included amounts paid at an annualized rate of 8.75% on average Class B stock outstanding during the fourth quarter of 2025, prior to the January 2, 2026 capital stock conversion, as well as amounts paid at annualized rates of 4.75% and 10.00% on average Class B‑1 membership stock and average Class B‑2 activity‑based stock outstanding, respectively, following the conversion. The Bank also paid two special cash dividends totaling $150 million, including $142 million in dividends on capital stock and $8 million in dividends on mandatorily redeemable capital stock.
In the first nine months of 2025, the Bank paid dividends on average Class B stock outstanding at an annualized rate of 8.75%, totaling $186 million, including $168 million in dividends on capital stock and $18 million in dividends on mandatorily redeemable capital stock.
For more information on the Bank’s Capital Plan and Dividend Framework, see “Item 1. Financial Statements – Note 9 – Capital” in this report and see “Item 1. Business – Dividends and Retained Earnings,” and “Item 8. Financial Statements and Supplementary Data – Note 11 – Capital – Excess Stock Repurchase, Retained Earnings, and Dividend Framework” in the Bank’s 2025 Form 10-K.
Financial Condition
At September 30, 2026, total assets were $66.6 billion, a decrease of $6.7 billion from $73.3 billion at December 31, 2025. The decrease in total assets was primarily attributable to a decrease in advances partially offset by an increase in short‑term investments. Advances decreased by $7.4 billion, to $30.8 billion at September 30, 2026, from $38.2 billion at December 31, 2025, with the decrease largely attributable to lower advances outstanding to nonmembers and the repayment of advances by certain institutions that became nonmembers during 2026.
Total liabilities were $59.4 billion at September 30, 2026, a decrease of $6.6 billion from $66.0 billion at December 31, 2025, primarily reflecting a $6.8 billion decrease in consolidated obligations outstanding to $57.5 billion at September 30, 2026, from $64.3 billion at December 31, 2025.

Advances-Related Products. The advances-related products consist of advances and other credit products. The following table presents the advances portfolio by product type.

	September 30, 2026		December 31, 2025
(Dollars in millions)	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
Adjustable – Secured Overnight Financing Rate (SOFR)	$3,324	11%	$2,455	6%
Adjustable – SOFR, callable at borrower’s option	2,600	8	4,700	12
Subtotal adjustable rate advances	5,924	19	7,155	18
Fixed	5,948	19	4,095	11
Fixed – amortizing	1	—	21	—
Fixed – with PPS	16	—	30	—
Fixed – with FPS	8,676	28	15,187	40
Fixed – callable at borrower’s option with FPS	200	1	275	1
Fixed – putable at Bank’s option with FPS	3,114	10	5,532	15
Subtotal fixed rate advances	17,955	58	25,140	67
Daily variable rate	7,082	23	5,854	15
Total par value	$30,961	100%	$38,149	100%
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
The Bank’s MBS investments were $14.0 billion and $14.7 billion at September 30, 2026, and December 31, 2025, respectively. During the first nine months of 2026, the Bank’s MBS investments decreased primarily because of $800 million in principal repayments and a $577 million decrease in the valuation adjustments for hedging activities, partially offset by $653 million in MBS purchases.
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

Liquidity
The Bank seeks to maintain the liquidity necessary to repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and meet expected and unexpected member credit demands. Excess liquidity may also be used for investment opportunities. The Bank monitors its financial position in order to meet these objectives.
As of September 30, 2026, and December 31, 2025, the Bank held total sources of funds in an amount that would have allowed the Bank to meet its liquidity needs and renew maturing advances without issuing new consolidated obligations for over 10 days, in accordance with the Finance Agency’s guidance. In addition, the Bank’s funding gap positions as of September 30, 2026, and December 31, 2025, were within the tolerance levels provided by the Finance Agency’s guidelines.
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
The concentration of advances among the Bank’s five largest borrowers was 45% of total advances outstanding, or $13.8 billion, at September 30, 2026, compared with 41%, or $15.8 billion, at December 31, 2025. At September 30, 2026, and December 31, 2025, one borrower represented 10% or more of total advances outstanding.
As of September 30, 2026, and December 31, 2025, nonmembers accounted for $0.6 billion, or 2%, and $3.8 billion, or 10%, of total advances outstanding at par value, respectively. Nonmembers, excluding housing associates in the Bank's district, accounted for $10 million and $56 million of coupon interest income on advances for the three and nine months ended September 30, 2026, respectively, representing 3% and 5% of the Bank's total interest income from advances for the respective periods. Nonmembers, excluding housing associates in the Bank's district, accounted for $36 million and $165 million of coupon interest income on advances for the three and nine months ended September 30, 2025, respectively, representing 8% and 12% of the Bank's total interest income from advances for the respective periods.
For further information, see “Item 1. Financial Statements – Note 4 – Advances – Concentration Risk.”
The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers.

Borrower Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

September 30, 2026
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	12	$4,021	$4,099
11% – 25%	9	750	913
26% – 50%	22	7,784	11,956
More than 50%	149	38,643	192,396
Total	192	$51,198	$209,364

December 31, 2025
(Dollars in millions) Unused Borrowing Capacity	Number of Borrowers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	6	$5,517	$5,572
11% – 25%	7	2,481	3,186
26% – 50%	21	8,861	14,565
More than 50%	159	41,582	189,102
Total	193	$58,441	$212,425
(1)Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
Based on the Bank’s credit and collateral policies, its credit analysis of borrowers’ financial condition and the collateral pledged as security for advances, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2026, and December 31, 2025. The Bank has never experienced any credit losses on advances.
As of September 30, 2026, of the loan collateral pledged to the Bank, 16% was pledged by 21 institutions by specific identification, 45% was pledged by 111 institutions under a blanket lien with detailed reporting, and 39% was pledged by 137 institutions under a blanket lien with summary reporting. For each institution that pledges loan collateral, the Bank conducts loan collateral field reviews every 6 to 36 months, depending on the risk profile of the institution and the types of collateral pledged.
As of September 30, 2026, the Bank’s maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under a blanket lien with detailed reporting were as follows: 84% for first lien residential mortgage loans, 81% for multifamily mortgage loans, 81% for commercial mortgage loans, and 69% for second lien residential mortgage loans. The maximum borrowing capacity for small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance, although most of these loans are pledged under blanket lien with summary reporting, with a maximum borrowing capacity of 25%. The highest borrowing capacities are available to institutions that pledge under a blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The following table presents the mortgage loan collateral pledged.

Composition of Loan Collateral Pledged

(In millions)	September 30, 2026		December 31, 2025
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$153,371	$104,320	$148,345	$101,028
Second lien residential mortgage loans and home equity lines of credit	17,544	8,088	13,919	6,452
Multifamily mortgage loans	32,198	20,580	35,265	22,654
Commercial mortgage loans	72,973	46,562	77,045	49,939
Loan participations(1)	1,245	480	1,380	547
Small business, small farm, and small agribusiness loans	977	245	1,406	353
Total	$278,308	$180,275	$277,360	$180,973
(1)The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral by members and by nonmembers. Subprime loans are defined as loans with a borrower FICO score of less than or equal to 660 at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of less than or equal to 660. At September 30, 2026, and December 31, 2025, the unpaid principal balance of these loans totaled $5.3 billion and $5.4 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral. At September 30, 2026, and December 31, 2025, the borrowing capacity of these loans totaled $3.7 billion and $3.8 billion, respectively.
Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk limitation, diversification, and liquidity. These policies determine eligible counterparties and restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.
The following table presents the Bank’s investment credit exposure at September 30, 2026, based on the lowest of the long-term credit ratings provided by Moody’s Ratings (Moody’s) or S&P Global Ratings (S&P).

	Carrying Value
(In millions)	Credit Rating(1)
Investment Type	AA	A	BBB	Below Investment Grade	Unrated	Total
U.S. Treasury obligations	$6,312	$—	$—	$—	$—	$6,312
State housing agency obligations	64	—	—	—	—	64
MBS:
Other U.S. obligations – single-family	12	—	—	—	—	12
MBS – GSEs:
Single-family(2)	340	—	3	1	—	344
Multifamily	12,799	—	—	—	—	12,799
Total MBS – GSEs	13,139	—	3	1	—	13,143
Private-label residential mortgage-backed securities (PLRMBS)	10	16	18	405	406	855
Total MBS	13,161	16	21	406	406	14,010
Total securities	19,537	16	21	406	406	20,386
Interest-bearing deposits	612	2,515	—	—	—	3,127
Securities purchased under agreements to resell(3)	—	500	—	—	4,700	5,200
Federal funds sold	1,845	4,100	—	—	—	5,945
Total investments	$21,994	$7,131	$21	$406	$5,106	$34,658
(1)Credit ratings of BB and lower are considered below investment grade.
(2)The Bank has one security guaranteed by Fannie Mae but rated below investment grade at September 30, 2026, because of extraordinary expenses incurred during bankruptcy of the security's sponsor in 2008.
(3)Externally unrated counterparties for these investments were eligible broker-dealers under the Bank’s counterparty risk framework, supported by internal credit assessments and U.S. Treasury collateral.

The following table presents the unsecured credit exposure with counterparties by investment type.

	Carrying Value(1)
(In millions)	September 30, 2026	December 31, 2025
Interest-bearing deposits	$3,127	$3,092
Federal funds sold	5,945	5,070
Total	$9,072	$8,162
(1)Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises, and supranational entities and does not include related accrued interest as of September 30, 2026, and December 31, 2025.
The Bank’s MBS investments include PLRMBS and agency single-family and multifamily MBS. Some of the PLRMBS were issued by or purchased from members, former members, or their affiliates. The Bank has investment credit limits and terms for these investments that do not differ for members and nonmembers. Regulatory policy limits total MBS investments to three times the Bank’s regulatory capital at the time of purchase. At September 30, 2026, the Bank’s MBS portfolio was 208% of Bank regulatory capital (as determined in accordance with regulations governing the operations of the FHLBanks).
The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.
As of September 30, 2026, the Bank’s investment in MBS had gross unrealized losses totaling $40 million, $29 million of which were related to PLRMBS. These gross unrealized losses related to PLRMBS were primarily attributable to market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at discounts to their amortized cost.
Derivative Counterparties. The following table presents the Bank’s credit exposure to its derivative dealer counterparties at September 30, 2026.

Credit Exposure to Derivative Dealer Counterparties

(In millions) Counterparty Credit Rating(1)	Notional Amount	Net Fair Value of Derivatives Before Collateral	Cash Collateral Pledged to/ (from) Counterparty	Non-cash Collateral Pledged to/ (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$6,384	$342	$(341)	$—	$1
BBB	3,056	1	—	—	1
Cleared derivatives(2)	$42,963	$8	$—	$511	$519
Liability positions with credit exposure:
Uncleared derivatives
A	2,269	(37)	39	—	2
Total derivative positions with credit exposure to nonmember counterparties	$54,672	$314	$(302)	$511	$523
Derivative positions without credit exposure	6,024
Total notional	$60,696
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
In the Bank’s 2025 Form 10-K, the Bank identified accounting for derivatives and hedging activities as a critical accounting estimate. There have been no significant changes in the judgments and assumptions made during the first nine months of 2026 in applying the Bank’s critical accounting estimate. These policies and the judgments, estimates, and assumptions are also described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”, “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data – Note 13 – Derivatives and Hedging Activities” in the Bank’s 2025 Form 10-K.
Legislative and Regulatory Developments
The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. Additionally, the Bank is subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.
Considering the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor the legislative and regulatory environments as they evolve and to evaluate their potential effects on the Bank. For further discussion of related risks, see “Item 1A. Risk Factors” in the Bank’s 2025 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. The Bank’s measured market value of capital sensitivity was within the limits as of September 30, 2026.
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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2026	December 31, 2025
+200 basis-point change	-0.2%	-0.3%
+100 basis-point change	-0.0	-0.2
–100 basis-point change(2)	+0.0	+0.5
–200 basis-point change(2)	+0.2	+1.1
(1)Instantaneous change from actual rates at dates indicated.
(2)Interest rates for each maturity are limited to non-negative rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2026, are comparable to the estimates as of December 31, 2025 for rising rate scenarios, but less favorable in declining rate scenarios due to the increase in interest rates. Compared to December 31, 2025, interest rates as of September 30, 2026, have increased 33 basis points for the one-month Treasury bill, increased 138 basis points for the five-year Treasury note, and increased 115 basis points for the 10-year Treasury note.
The Bank’s Risk Management Policy provides guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank’s estimated market value of total capital to par value of capital stock (including mandatorily redeemable capital stock recognized as a liability in the Statements of Condition). The ratio of the Bank’s estimated market value of total capital to par value of capital stock was 291% as of September 30, 2026.
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
Duration Gap – The Bank monitors the duration gap analysis. The Bank’s duration gap metric as of September 30, 2026 marginally declined compared with the estimate as of December 31, 2025 primarily due to higher interest rates. The following table presents the Bank's duration gap for its assets and liabilities at September 30, 2026, and December 31, 2025.

Duration Gap Analysis

	September 30, 2026		December 31, 2025
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$66,577	0.8	$73,329	1.3
Liabilities	59,374	0.9	65,969	0.9
Net	$7,203	(0.1)	$7,360	0.4
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
Internal Control Over Financial Reporting
During the three months ended September 30, 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2026.

Federal Home Loan Bank of San Francisco

/S/ WINTHROP WATSON
Winthrop Watson Interim President and Chief Executive Officer (Principal executive officer)

/S/ MICHAEL S. HENNESSY
Michael S. Hennessy Executive Vice President and Chief Financial Officer (Principal financial officer)

/S/ JENNIFER F. LIN
Jennifer F. Lin Senior Vice President and Controller (Principal accounting officer)